Form 10-K
period 2020-12-31
Trulieve Cannabis Corp.
filed 2021-03-23
CIK 1754195

I’

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-56248

TRULIEVE CANNABIS CORP.

(Exact name of Registrant as specified in its Charter)

British Columbia	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6749 Ben Bostic Road Quincy, FL	32351
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 480-7955

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Subordinate Voting Shares, no par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $529,060,320.62. .

As of March 15, 2021, there were 63,692,670 Subordinate Voting Shares, 1,321,369 Multiple Voting Shares (on an as converted basis) and 58,161,400 Super Voting Shares (on an as converted basis) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”). The 2021 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2020, the end of the registrant’s fiscal year.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Annual Report on Form 10-K that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects.  The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Annual Report on Form 10-K may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Trulieve is a multi-state cannabis operator which currently operates under licenses in six states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail and logistics. We have developed proficiencies in each of these functions and are committed to utilizing predictive analytics to stay abreast of market trends, consumer demographics and evolving demand.

All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only California and Massachusetts have adopted legislation permitting the commercialization of adult-use cannabis products. As of December 31, 2020, we employed nearly 5,000 people and we are committed to providing patients and adult consumers, which we refer to herein as “patients” or “customers,” a consistent and welcoming retail experience across Trulieve branded stores. We have eight material subsidiaries: Trulieve, Inc., or Trulieve US, Leef Industries, LLC, or Leef Industries, Life Essence, Inc., or Life Essence, Trulieve Holdings, Inc., or Trulieve Holdings, Trulieve Bristol, Inc. (formerly The Healing Corner, Inc. and referred to herein as “Healing Corner”), PurePenn LLC, Keystone Relief Centers, LLC (which we refer to as “Solevo Wellness”), and Trulieve WV, Inc., or Trulieve WV. Each of Trulieve US, Leef Industries, Life Essence, Trulieve Holdings Healing Corner, PurePenn LLC and Solevo Wellness and Trulieve WV is wholly-owned (directly or indirectly) by Trulieve Cannabis Corp. As of December 31, 2020, substantially all of our revenue was generated from the sale of cannabis products for medicinal use in the State of Florida. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, Pennsylvania or West Virginia, have been material to our business.

In states that require cannabis companies to be vertically integrated, ownership of the entire supply chain mitigates third-party risks and allows us to completely control product quality and brand experience. We believe that this results in high patient retention and brand loyalty. We successfully operate our core business functions of cultivation, production and distribution at scale, and are skilled at rapidly increasing capacity without any interruption to existing operations. The Trulieve brand philosophy of “Patients First” permeates our culture beginning with high-quality cultivation and current good manufacturing practices or CGMP, certified product manufacturing, through the consumer experience at Trulieve stores, at our in-house call center and at patient residences through a robust home delivery program.

Florida

Trulieve US is a vertically integrated “seed to sale” cannabis company and is the largest licensed medical marijuana company in the State of Florida. As of December 31, 2020, publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve US to have the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state. Trulieve US cultivates and produces all of its products in-house and distributes those products to patients in Trulieve branded stores (dispensaries) throughout the State of Florida, as well as via home delivery. Trulieve’s experience in the vertically integrated Florida market has given us the ability to scale and penetrate in all necessary business segments (cultivation, production, sales and distribution). Trulieve US has the experience necessary to increase market leadership in Florida and employ that expertise effectively in other regulated markets.

As of December 31, 2020, Trulieve US operated over 1,900,808 square feet of cultivation facilities across five sites. In accordance with Florida law, Trulieve US grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures.

Trulieve US operates a current good manufacturing practices, or CGMP, certified processing facility, encompassing an estimated 55,000 square feet. In furtherance of our patient-first focus, we have developed a suite of Trulieve branded products with over 550 stock keeping units, or SKUs, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives patients the ability to select the product that consistently delivers the desired effect and in their preferred method of delivery. These products are delivered to patients statewide in Trulieve-branded retail stores and by home delivery. As of December 31, 2020, Trulieve US operated 70 stores throughout the State of Florida.

Massachusetts

Life Essence is currently in the permitting and development phase for multiple adult-use and medical cannabis retail locations, as well as a cultivation and product manufacturing facility in Massachusetts. Life Essence has been awarded a Final Adult Use Marijuana Retailer License for an adult-use dispensary in Northampton and a Final Medical Marijuana Treatment Center License for medical marijuana cultivation and processing in Holyoke and an affiliated dispensing location in Northampton. Life Essence also holds Provisional Licenses for Adult Use cultivation and processing at the same facility in Holyoke, and provisional certificates of registration for medical marijuana dispensaries in Holyoke and Cambridge. Life Essence has received clearance to admit plant stock to the Holyoke facility and has completed adult-use licensure inspections, and now expects to receive final adult-use cultivation and processing licenses. The completion of these licensing processes will allow Life Essence to capitalize on its investment in infrastructure and engage in vertically integrated operations in both adult-use and medical markets in Massachusetts.

In October 2020, Life Essence entered into an asset purchase agreement with Patient Centric of Martha’s Vineyard Ltd., or PCMV, pursuant to which Life Essence agreed to purchase certain assets of PCMV including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. In December 2020, Life Essence entered into an asset purchase agreement with Nature’s Remedy of Massachusetts, Inc., or Nature’s Remedy, and Sammartino Investments, LLC pursuant to which Life Essence agreed to purchase certain assets of Nature’s Remedy including a Final Marijuana Retailer License from the Cannabis Control Commission, assignment of a long-term lease for real property in Worcester, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. We expect the closing of both transactions to occur promptly following receipt of applicable state and local regulatory approvals.

California

Leef Industries operates a licensed medical and adult-use cannabis dispensary located in Palm Springs, California. Trulieve believes Leef Industries has demonstrated encouraging growth in the market, offering in-store and online shopping, along with product home delivery. Leef Industries is in the process of Trulieve rebranding and alignment with corporate operational standards, which we believe will increase consumer appeal and operational efficiency. The dispensary helps us stay abreast of trends on the west coast in a robust and innovative cannabis market distinguished by local competition between diverse and numerous operators.

Connecticut

Healing Corner is a licensed pharmacist-managed medical cannabis dispensary located in Bristol, Connecticut. Healing Corner was founded in 2014 and provides a range of medical marijuana products produced by high quality licensed suppliers. At the dispensary, a licensed pharmacist and trained staff provide on-site counseling and education to patients. Patients may reserve their medical marijuana order through Healing Corner’s innovative Canna-Fill online system. As of December 31, 2020, Healing Corner served approximately 10% of Connecticut’s medical marijuana patient population.

Pennsylvania

On November 12, 2020, we completed the acquisition of 100% of the membership interests of: (i) PurePenn LLC and Pioneer Leasing & Consulting LLC, which we refer to collectively as PurePenn, and (ii) Keystone Relief Centers, LLC, which does business as and we refer to herein as Solevo Wellness. PurePenn operates cannabis cultivation and manufacturing facilities in the Pittsburgh, Pennsylvania area and currently wholesales the PurePenn and Moxie brands to 100% of the operating dispensaries in Pennsylvania. As of December 31, 2020, PurePenn has 35,000 square feet of cultivation space. Solevo Wellness operates three medical marijuana dispensaries with approximately 16,000 square feet of retail space, each with six points of sale, in the Pittsburgh, Pennsylvania area.

West Virginia

On November 13, 2020, Trulieve WV was awarded a processor permit by the West Virginia Office of Medical Cannabis. On January 29, 2021, Trulieve WV was notified that it has been awarded four dispensary permits by the West Virginia Office of Medical Cannabis.  On March 22, 2021, we entered into a membership interest purchase agreement with Mountaineer Holding, LLC (“Mountaineer”).  Mountaineer holds a West Virginia cultivation license and two dispensary licenses.  We expected the transaction to close promptly following regulatory approval. We are actively working to begin operations as soon as reasonably practicable, which will vary by location depending on permitting and construction timelines.

Corporate History

Trulieve Cannabis Corp. (formerly Schyan Exploration Inc.) was incorporated under the Business Corporations Act (Ontario) on September 17, 1940. It changed its name from “Bandolac Mining Corporation” to “Schyan Exploration Inc. / Exploration Schyan Inc.” on October 29, 2008.

On September 19, 2018, in connection with the Transaction (as defined below), Schyan Exploration Inc. / Exploration Schyan Inc. filed Articles of Amendment under the Business Corporations Act (Ontario) to (i) effect the name change from  “Schyan Exploration Inc. / Exploration Schyan Inc.” to “Trulieve Cannabis Corp.”, (ii) re-designate all of the then issued and outstanding common shares of the Company into Subordinate Voting Shares, on the basis that each one issued and outstanding common share was re-designated into one Subordinate Voting Share, and (iii) increase the authorized capital of the Company by creating two new classes of shares, an unlimited number of Super Voting Shares and an unlimited number of Multiple Voting Shares.

On September 19, 2018, in connection with the Transaction, Trulieve Cannabis Corp. continued into the Province of British Columbia as a corporation under the Business Corporations Act (British Columbia) and consolidated its issued and outstanding Subordinate Voting Shares on the basis of one post-consolidation share for every 80.94486 pre-consolidation shares.

On September 21, 2018, Trulieve Cannabis Corp. completed the Transaction and acquired all of the securities of Trulieve US by way of a plan of merger. Pursuant to the Transaction, a wholly owned subsidiary of Trulieve Cannabis Corp. created to effect the Transaction merged with and into Trulieve US and Trulieve US became a wholly-owned subsidiary of Trulieve Cannabis Corp. In addition and in connection with the Transaction, 10,927,500 issued and outstanding subscription receipts of Trulieve US were exchanged for 10,927,500 Subordinate Voting Shares (3,573,450 of which Subordinate Voting Shares were immediately converted into 35,734.50 Multiple Voting Shares), 548,446 broker warrants of Trulieve US were exchanged for 548,446 broker warrants to purchase Subordinate Voting Shares at an exercise price of C$6.00, and 8,784,872 compensation warrants of Trulieve US were exchanged for 8,784,872 compensation warrants to purchase Subordinate Voting Shares at an exercise price of C$6.00. As a result of the Transaction, Trulieve Cannabis Corp. met the CSE listing requirements and the Subordinate Voting Shares commenced trading on the CSE under the symbol “TRUL” on September 25, 2018.

The Transaction

On September 11, 2018, Trulieve Cannabis Corp., Trulieve US and Schyan Sub, Inc., or Subco, a wholly-owned subsidiary of Trulieve Cannabis Corp., entered into a merger agreement to effect a transaction, or the Transaction, whereby Trulieve US and Subco merged, and Trulieve US became a wholly-owned subsidiary of Trulieve Cannabis Corp.

At the annual and special meeting of shareholders held on August 15, 2018 and in connection with the Transaction, Trulieve Cannabis Corp. (formerly Schyan Exploration Inc.) received approval to continue into the jurisdiction of British Columbia. Trulieve Cannabis Corp. filed articles of continuance pursuant to the Business Corporations Act (British Columbia) and completed the continuance on September 19, 2018. Trulieve Cannabis Corp. filed articles of amendment on September 19, 2018 for the amendment to its articles providing for the re-designation of its common shares as Subordinate Voting Shares and to create a class of Multiple Voting Shares and Super Voting Shares on completion of the Transaction. The articles of amendment filed on September 19, 2018 also changed the Company’s name to “Trulieve Cannabis Corp.” (from Schyan Exploration Inc.).

In connection with the Transaction, Trulieve Cannabis Corp. consolidated its existing common shares on the basis of one Subordinate Voting Share for each 80.94486 existing common shares.

Prior to the Transaction, Trulieve US completed a brokered and a non-brokered subscription receipt financing, or SR Offering, at a price of C$6.00 per subscription receipt for aggregate gross proceeds of approximately C$65 million.

Holders of the subscription receipts that participated in the SR Offering on a non-brokered basis and whom were residents of the United States agreed to exchange the Subordinate Voting Shares issued to such holders on exercise of the subscription receipts for Multiple Voting Shares on the basis of one Multiple Voting Share for each 100 Subordinate Voting Shares.

In connection with the Transaction and pursuant to the SR Offering, a total of 7,554,050 Subordinate Voting Shares, 170,102.50 Multiple Voting Shares and 852,466 Super Voting Shares were issued and outstanding after completion of the Transaction, including Subordinate Voting Shares and Multiple Voting Shares issued to former holders of the subscription receipts issued in the SR Offering. Each Super Voting Share is convertible into Multiple Voting Shares at the option of the holder or upon certain triggering events. Each Multiple Voting Share, including those issued upon conversion of the Super Voting Shares, is convertible into 100 Subordinate Voting Shares at the option of the holder or upon certain triggering events.

The Subordinate Voting Shares trade on the Canadian Securities Exchange under the symbol “TRUL” and trade on the OTCQX Best Market under the symbol “TCNNF”.

Trulieve Cannabis Corp. (formerly Schyan Exploration Inc.) had no active business operations leading up to completion of the Transaction. In connection with the Transaction, it disposed of a mineral exploration property eight kilometers northeast of the town of Cadillac, Quebec.

Trulieve US was incorporated as a Georgia corporation under the name “George Hackney, Inc.” on January 25, 1990. On June 11, 2018, Trulieve US domesticated to Florida with the Florida Division of Corporations pursuant to Florida Statute 607.1801. On July 18, 2018, Trulieve US changed its name to “Trulieve, Inc.” On August 27, 2018, Trulieve US increased its authorized share capital to 25,000,000 shares of common stock and 20,000 shares of preferred stock with a par value of $0.001 per share. On September 11, 2018, Trulieve US approved a reclassification of the issued and outstanding share capital of Trulieve US whereby each issued and outstanding share of common stock was split and became 150 shares of common stock such that there were 986,835 shares of common stock of Trulieve US issued and outstanding prior to the closing of the Transaction.

Hackney Nursery, a predecessor to Trulieve US has been registered as a nursery in the State of Florida since June 2, 1981. On November 23, 2015, Trulieve US was awarded a license to operate in the State of Florida as a Medical Marijuana Dispensing Organization. Trulieve US filed a fictitious name application with the Florida Division of Corporations for the name “Trulieve” on March 20, 2016 and changed its name to “Trulieve, Inc.” on July 18, 2018. Pursuant to current law, Trulieve US is now a Medical Marijuana Treatment Center in the State of Florida. Trulieve US is licensed to produce and sell medical cannabis in the State of Florida through the Florida Department of Health, Office of Medical Marijuana Use. The Department issued a license to Trulieve US on November 23, 2015.

Data Utilization for Predictive Analytics

Trulieve collects and analyzes data throughout our entire seed-to-sale process for three primary reasons: regulatory compliance, diversion prevention, and business insight. All strategic and tactical business decisions are driven by analyses of historical data coupled with market inputs that allow for predictive analysis designed to ensure the best possible solution is formulated and executed. Internal data collection systems are based on a state-of-the-art SAP integration, which is cloud based and routinely backed up to ensure the security and integrity of data repositories. SAP is among the most trusted and widely used business software providers internationally and worked closely with Trulieve to provide an innovative custom integration that fulfills all of our unique business and compliance needs.

In our cultivation activities, we use data analytics to predict future yields and plan future crop rotations to meet projected patient demand. Our predictive analysis is designed to ensure that we operate in an efficient manner to maximize the harvest output to cost ratio, while delivering products with desirable characteristics. These data are complemented by market insights including observed and predicted purchasing patterns and product trends in markets with shared characteristics.

We also use data analytics throughout the entire manufacturing process to monitor outputs in real-time, assist with quality control, facilitate continuous process improvement, and analyze key metrics to optimize lean flow efficiency. Recording and analysis of data at critical control points allows Trulieve to identify any potential production issues early, thereby preventing production waste and losses, as well as quality and safety concerns. Consistency and safety are paramount to Trulieve and tracking recorded data provides end-to-end traceability for all products distributed as well as a consistent and safe product line that customers can rely on for relief.

Once our products are in Trulieve stores, each sales transaction is recorded and transmitted to regulatory authorities as required under state law. Reports derived from the recorded transaction information allow us to assess – by retail location – sales trends, quantities dispensed, and products sold by subcategory, both at one point in time and over a determined time period. We use this data for regression and predictive analysis, cultivation crop and derivative product manufacturing planning, and patient marketing. The data is also key in planning future cultivation and manufacturing expansion. On the retail side, delivery request volume is used to guide new retail store placement and predictive analyses inform retail inventory planning.

High-Yield Cultivation Facilities and Techniques

Trulieve produces high quality cannabis flower for direct consumption and uses a variety of processes to transform this high-quality biomass into the extensive portfolio of products sold in our stores. Our prominence in our core market demonstrates the quality and affordability of the product we produce at scale. With a focus on replicable, scalable operations, we have detailed design standards, standard operating procedures, and training protocols that are employed across all cultivation sites to achieve a high level of consistency and medicinal quality.

As of December 31, 2020, Trulieve US operated over 1,900,808 square feet of cultivation facilities across five sites in Florida. In accordance with Florida law, Trulieve US grows in secure enclosed indoor facilities and greenhouse structures. In Massachusetts, we anticipate that we will complete the first phase of our 93,000 square foot medical marijuana cultivation and processing facility in the first quarter of 2021.  In Pennsylvania, PurePenn has 35,000 square feet of cultivation space, which we expect to expand to 90,000 square feet in the first half of 2021.

The ability to quickly construct and operate high-yield cultivation facilities at commercial scale is critical in all of the markets in which we are authorized to cultivate. We currently grow over 100 cannabis flower strains with varying price points and cannabinoid ratios. Our cultivation strategies have proven successful in our core market: as of December 31, 2020, based on publicly available reports filed with the Florida Office of Medical Marijuana Use, Trulieve is responsible for approximately 50% of all cannabis flower sold in Florida through licensed dispensaries.  We believe we can replicate this success in Massachusetts, Pennsylvania and West Virginia and will continue to apply our successful practices in all markets in which we secure cultivation authorizations.

Scaled, Quality Production

As a vertically-integrated company in Florida, Trulieve US produces 100% of all products sold in our Florida stores. Our operations in Massachusetts, Pennsylvania and West Virginia, will also be vertically-integrated. We have successfully obtained CGMP-certification for our Florida manufacturing facility and have constructed and plan to construct new manufacturing facilities with CGMP-certification as a goal in other markets. Detailed standard operating procedures and comprehensive quality systems are in place to ensure safe and effective products are delivered to our patients. Trulieve invests in a large number of in-house quality personnel as well as testing laboratories, both of which allow us to control quality in all aspects of our business while operating at scale.

We primarily utilize super critical ethanol extraction to obtain the cannabis oil used in the majority of our branded products. We also utilize carbon dioxide extraction for terpene extraction as well as a line of CO2 vaporizer cartridges. In 2021, we expect to begin using light hydrocarbon extraction will be a new addition in 2021 across multiple states, allowing for concentrates that preserve the natural ratios of cannabinoids, terpenes, and other target compounds to better replicate the flower experience. Light hydrocarbon extraction will also offer the benefit of greater extraction yields in many cases.

Marketing and Community Outreach

Trulieve’s marketing strategies in medical cannabis markets currently center around education and outreach for three key groups: physicians, patients and potential patients.

We provide industry leading education, outreach and support to all registered Florida medical cannabis physicians. Our educational materials are designed to help physicians understand cannabinoid science, the high standards pursuant to which our plants are cultivated, the processes required for regulatory compliance, and how our products provide relief for patients. Our dedicated physician education team delivers in-person outreach to hundreds of physicians each month as well as immediate phone support through a dedicated physician education team member in our call center. We attribute much of our success to the work we have done with physicians and are actively replicating this structure in the markets we are expanding into.

Patients primarily learn about us through their physicians, patient-centric community events, and digital marketing. We participate in dozens of patient outreach and community events on a monthly basis. An engaged patient audience is captured through our digital content marketing and via multiple popular social media platforms.

We also attend many events focused on educating non-patients who may benefit such as veterans, seniors, organizations that serve qualifying patient populations, and various health and wellness groups. Search engine optimization of our website also captures potential patients researching the benefits of medical marijuana, which offers another pathway to informative materials about therapeutic uses of cannabis, our products and how to legally access them.

Patient Focused Experiences

It is our goal to generate brand loyalty by providing customers with industry-leading products and superior service in an appealing, approachable setting. We accomplish this goal through several key strategies: training; branded store experiences; brand awareness; multiple channels of distribution; our loyalty program and communication platforms; and research and development.

Training

Patient experience is an area of significant focus for Trulieve. We employ and continuously improve numerous training programs and methods in an effort to provide our front-line workers with the resources and information they need to provide patients with an excellent experience across all Trulieve branded locations. In addition, we utilize an advanced learning management system in cultivation and processing to standardize and track training. A multi-level training structure that employs three different training methodologies is used to track employee performance against our internal standards. This training approach is dynamic and subject to regular evaluation under our continuous improvement program. We offer specialized management training so there is daily reinforcement of patient experience best practices.

Branded Store Experiences

We maintain a consistent look and feel across our dispensary locations to streamline the dispensary experience for the benefit of patients. Our brand guidelines require that each store utilizes the same design, color scheme and layout to provide a comfortable, welcoming environment across locations. Similarly, we adhere to these brand standards in our digital marketing, lending to our brand recognition in Florida and beyond.

Brand Awareness

The foundation of our brand awareness is making top quality Trulieve branded products that are effective. In Florida, we believe that the Trulieve brand is already identified with quality and consistency; using our proven model to build similar brand associations in new markets is the next step in our expansion plan.

We also partner with strategic brands that are or will be featured in Trulieve locations. To date, we have announced partnerships with Bhang, Binske, Loves Oven, SLANG and Blue River. PurePenn has an exclusive license to the Moxie brand in Pennsylvania.  Each strategic partner is a consumer favorite with a strong following, unique value proposition and market penetration strategy.

The third tier of our brand awareness consists of local partnerships. Our first local partnership was with Sunshine Cannabis, a Florida-based company with a focus on bringing back unique Florida-based cannabis strains such as “Sunshine Kush” and “Gainesville Green”. As a result of their grass roots marketing efforts, each of the two vape pen SKUs featuring these cannabis strains sold out within 48 hours of launch. We also have a partnership with the Bellamy Brothers, offering flower products in strains such as “Big Love”, “Reggae Cowboy” and “Afterglow”.

Multiple Channels of Distribution

To meet patient needs, we provide patients with several different purchase options. Patients can order products for delivery on-line or by calling our call-center. We offer delivery service across Florida. Patients can also place orders for in-store pick-up either online or via our call-center. Finally, patients are able to walk in to any Trulieve dispensary location and place an order in person.

Truliever Loyalty Program and Communication Platforms

The Truliever program is a patient-based loyalty program in which patients earn points for dollars spent and receive discounts when their points exceed specified thresholds. Trulievers are also the first to be informed about special discounts or limited product releases and are invited to exclusive Truliever promotions and events. We understand each consumer has unique communication preferences and capabilities. As such, we engage with patients and physicians through a variety of methods including email, text, social media and online chat.

Research and Development

We have a dedicated research and development team focused on product development and technological innovation. Our R&D team evaluates new technologies and performs rigorous testing prior to recommending new products for introduction into production. The team monitors developments in the fast-paced cannabis industry and adjacent industries to help us remain competitive.

Competitive Conditions and Position

We face competition from companies that may have greater capitalization, access to public equity markets, more experienced management or more maturity as a business. We believe that most competitors in the cannabis market consists of localized businesses (those doing business in a single state). There are several multistate operators with whom we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitive growth are also considered part of the competitive landscape. Similarly, as we execute our growth strategy, operators in our future state markets will inevitably become direct competitors.

Florida

The Office of Medical Marijuana Use, or OMMU, regulates the vertically integrated medical marijuana program in the state of Florida. Each operator is required to have a licensed cultivation, processing and dispensing site. As of December 25, 2020, there were 22 operators with 301 dispensaries (of which Trulieve operated 70) serving 456,594 patients in the state of Florida. Based on the December 25, 2020 OMMU report, Trulieve sold approximately 47% of the oil products and 55% of the smokable marijuana in Florida. The closest competitors are Surterra Wellness and Curaleaf. Surterra Wellness had 39 dispensaries or 13% of the total dispensaries and sold approximately 13% of the oil products and 10% of the smokable marijuana. Curaleaf had 33 dispensaries or 11% of the total dispensaries and sold approximately 8% of the oil products and 8% of the smokable marijuana. Other Florida competitors include Growhealthy (iAnthus), Columbia Care Florida, Liberty Health Sciences, AltMed Florida (Mu¨V) and Fluent, all of which have fewer dispensaries and less market share.  According to Arcview/BDS Analytics, the Florida cannabis market is expected to grow to more than $2.6 billion by 2025, a CAGR of 25.3% from 2019.

California

California’s Office of Administrative Law approved the Medicinal and Adult-Use Cannabis Regulation and Safety Act, which is the general framework for the regulation of commercial medicinal and adult-use cannabis in California. California has the oldest and most saturated cannabis market in the US. It’s also the largest cannabis market in the world with an estimated $4.3 billion in sales annually. There were approximately 608 operational dispensaries in early 2020. According to Arcview/BDS Analytics, the California cannabis market is expected to grow to more than $7.4 billion by 2025, a CAGR of 16.7%, from 2019.

Connecticut

Connecticut’s Medical Marijuana Program is not currently accepting new applications and only issued licenses after selecting winners in response to a competitive RFP process. Currently, there are 18 dispensaries which source product from four licensed cultivators. The four licensed cultivators are Green Thumb Industries (GTI), Curaleaf, CTPharma and Theraplant. In addition to having one of the cultivation licenses Curaleaf operates four of the dispensaries.  According to Arcview/BDS Analytics, the Connecticut cannabis market is expected to grow to more than $355 million by 2025, a CAGR of 22.7%, from 2019.

Massachusetts

The Commonwealth of Massachusetts’s Cannabis Control Commission, or CCC, tightly regulates its medical and adult use market. As of February 15, 2021, CCC has approved 313 Marijuana Retailer Licenses, 236 Marijuana Cultivation Licenses, and 181 Marijuana Product Manufacturer Licenses. Marijuana Retailer Licenses combine Medical and Adult use licenses. Notable competitors in Massachusetts include Ascend, Acreage Holdings, Cresco Labs, Cultivate, Curaleaf, Columbia Care, Diem Cannabis, MedMen, Harvest, Cookies and Surterra Wellness. Massachusetts regulations pit these competitors against each other in the highly competitive Host Community Agreement, or HCA, process. The HCA process gives invitations to dispensaries to operate within their city. Operators must obtain an HCA for a retail store, cultivation facility, and product manufacturing facility.

As of November 17, 2020, of the 351 municipalities in the Commonwealth, approximately 167 had bans, no zoning, or have not responded. In addition, approximately 62 municipalities had reached their license caps and 122 had zoning in place allowing for applications. Dispensaries compete for real estate locations for retail stores and in cultivation with respect to canopy size. The CCC has an 11 tier categorization for cultivation starting with a canopy limit of 5,000 square feet on tier 1 up to a canopy limit of 100,000 square feet on tier 11. As of June 2020 there were 129 cultivation applications with a maximum possible canopy of 3,645,000 square feet in Massachusetts, of which only six licensed entities were Tier 11.  According to Arcview/BDS Analytics, the Massachusetts cannabis market is expected to grow to more than $1.46 billion by 2025, a CAGR of 16.4%, from 2019.

Pennsylvania

Pennsylvania licenses three different types of marijuana organizations: dispensaries, grower-processors, and clinical registrants. A clinical registrant license allows the license holder to grow, process, and dispense medical marijuana in conjunction with an accredited medical school. The Commonwealth’s Medical Marijuana Act authorized the Department of Health to issue up to 25 grower-processor licenses and 50 dispensary licenses. The Department of Health is authorized to license up to eight clinical registrants and has licensed seven thus far. The Department of Health has discretion to expand the number of dispensary and grower-processor permits as necessary.

A dispensary license allows the licensee to dispense medical marijuana from the permitted location(s). No person may own more than five individual dispensary permits. A permit may be used to dispense medical marijuana at up to three locations as approved by the Department. Pennsylvania issued 27 dispensary licenses during Phase I of its medical marijuana program. Applicants were allowed to apply to operate up to three dispensary locations in a given region. Ten licensees obtained approval to open three locations, five licensees obtained approval to open two locations, and the remaining twelve licensees gained approval to open one location. During Phase II, Pennsylvania issued 23 dispensary licenses, with four licensees obtaining approval to open two locations and fifteen obtaining approval to open one location (none obtained approval to open three locations). Notable competitors include Columbia Care, GTI, Curaleaf and Harvest who controls 12 dispensaries.  According to Arcview/BDS Analytics, the Pennsylvania market is expected to grow to $770 million by the end of 2025, a CAGR of 10.6%, from 2019.

West Virginia

The West Virginia Office of Medical Cannabis has awarded ten cultivation permits, ten processor permits, and one hundred dispensary permits.  Licensees are required to establish operations in West Virginia within a six-month start-up period.  As of March 1, 2021, no dispensaries have opened in West Virginia.

Key Business Objectives

Trulieve will continue to focus on rapid growth in Florida, Connecticut, California, Massachusetts, Pennsylvania and West Virginia while also moving into other states to expand the reach of our brand. We will continue to execute on our established business plan of being the clear market leader in the State of Florida. Our growth plans are comprised of three key strategies. In the next 12 months, we expect to:

•

Expand Current Cultivation and Production Operations: We will continue to scale cultivation and production operations as justified by supply-demand market dynamics, expanding our Florida indoor cultivation facilities and opening a cultivation and processing facility in Massachusetts.

•	Expand Current Market Retail Footprint: We will continue to scale retail locations in Florida and Massachusetts.
•	New Market Expansion: We will identify new markets that support our business model.

Trulieve Leases

We lease all of our store locations, two of our five cultivation sites in Florida and our combined cultivation and production sites in each of Pennsylvania and Massachusetts. We do not have any one lease representing over 10% of our consolidated leasing costs and, as a result, do not consider any of our leases to be material. In addition, in Florida we own one production facility, have a second owned production facility under construction and have recently acquired real property for an additional cultivation site.

Specialized Skills

We recruit talented individuals to join the Trulieve team. Our employees have a wide range of skill sets, including employees with PhD and master’s degrees. Many of our employees are college graduates and have specific skills related to their job function. We intend to continue to build out our research and development team with scientists and other technical specialists. We use a variety of recruiting techniques, including online resources as well as recruiting professionals, to assist with filling specialized roles.

Supply Chain

In the Florida market, we are a true seed-to-sale company and, as such, control the supply chain and distribution of our products. Aside from hardware components that are readily available, such as childproof packaging, and ingredients which are readily available, such as olive oil or coconut oil, raw materials are produced by us. Materials not produced in-house are purchased at market prices from vetted suppliers.

Brand Recognition and Intellectual Property

Hackney Nursery, a predecessor to Trulieve US, has been registered as a nursery in the State of Florida since June 2, 1981 and we were awarded a license to operate in Florida as a Medical Marijuana Dispensing Organization in 2015. Since that time, we have built brand recognition throughout the State of Florida. Trulieve maintains a consistent approach to the design of each of its stores to create a uniform experience for its patients.

We have received trademark approval from the State of Florida for the name Trulieve. We own the domain name trulieve.com as well as several related domain names. We have not registered any patents nor are we in the process of registering any patents. We rely on non-disclosure and confidentiality agreements to protect our intellectual property rights. To the extent we are required to make disclosure regarding specific proprietary or trade secret information, such information is redacted prior to public disclosure.

Year-Round Business

Our business is year-round and neither cyclical nor seasonal.

Diversity, Inclusion & Equity

We are committed to contributing positively to the legal cannabis industry. As a business that produces and distributes a product that many people – especially people of color – were arrested and incarcerated for in the past, we recognize the supreme importance of promoting diversity, inclusivity, and equity in the cannabis industry. As such, we have launched a Diversity & Inclusion Committee comprised of executives, senior management, and a diversity consultant. The committee is charged with implementing and recording the efficacy of our efforts to recruit and develop diverse talent, implement company-wide diversity and cultural competency training, increase supplier diversity, engage in social justice initiatives and more.

Regulatory Overview

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved, through our subsidiaries, in the cannabis industry. Trulieve US is directly engaged in the manufacture, possession, sale or distribution of cannabis in the medicinal cannabis marketplace in the State of Florida. Leef Industries is directly involved in the possession, use, sale and distribution of cannabis in the medicinal and adult-use cannabis marketplace in the State of California. Life Essence is in the process of building out its infrastructure to engage in cannabis cultivation, processing and retailing in the medicinal and adult-use cannabis marketplace in the Commonwealth of Massachusetts. PurePenn and Solevo Wellness are directly engaged in the manufacture, possession, sale or distribution of cannabis in the medicinal cannabis marketplace in the Commonwealth of Pennsylvania.  Trulieve WV intends to engage in cannabis processing and retailing in the medicinal cannabis marketplace in the State of West Virginia.

Federal Regulation of Cannabis in the United States

The United States federal government regulates drugs in large part through the Controlled Substances Act, or CSA. Marijuana, which is a form of cannabis, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse; no currently accepted medical use in treatment in the United States; and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, patients, and others. Moreover, as of February 4, 2021 and despite the clear conflict with U.S. federal law, at least 36 states and the District of Columbia have legalized marijuana for medical use, although Mississippi’s medical cannabis legalization measure is under challenge.  Fifteen of those states and the District of Columbia have legalized the adult-use of cannabis for recreational purposes, although South Dakota’s adult-use measure is subject to potential challenge.  In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalized marijuana for medical use.

Unlike in Canada, which uniformly regulates the cultivation, distribution, sale and possession of marijuana at the federal level under the Cannabis Act (Canada), marijuana is largely regulated at the state level in the United States. State laws regulating marijuana are in conflict with the CSA, which makes marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities are compliant with the applicable state and local laws in those states where we maintain such licenses (Florida, California, Massachusetts, Connecticut, Pennsylvania and West Virginia), strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use marijuana, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of DOJ memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations and prosecutions regarding marijuana in all states and quickly set a standard for marijuana-related businesses to comply with. The Cole Memorandum put forth eight prosecution priorities:

1.	Preventing the distribution of marijuana to minors;
2.	Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs and cartels;
3.	Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;
4.	Preventing the state-authorized marijuana activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;
5.	Preventing violence and the use of firearms in the cultivation and distribution of marijuana;
6.	Preventing drugged driving and the exacerbation of other adverse public health consequences associated with marijuana use;
7.	Preventing the growing of marijuana on public lands and the attendant public safety and environmental dangers posed by marijuana production on public lands; and
8.	Preventing marijuana possession or use on federal property.

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well-established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President-elect Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. Justice Garland indicated at a confirmation hearing before the United States Senate that it did not seem to him to be a useful use of limited resources to pursue prosecutions in states that have legalized and that are regulating the use of marijuana, either medically or otherwise.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned, or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole memorandum, enforcement priorities are determined by respective United States Attorneys.

As an industry best practice, despite the rescission of the Cole Memorandum, we abide by the following standard operating policies and procedures, which are designed to ensure compliance with the guidance provided by the Cole Memorandum:

1.

Continuously monitor our operations for compliance with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;

2.

Ensure that our cannabis related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

3.	Implement policies and procedures to prevent the distribution of our cannabis products to minors;
4.	Implement policies and procedures in place to avoid the distribution of the proceeds from our operations to criminal enterprises, gangs or cartels;
5.

Implement an inventory tracking system and necessary procedures to reliably track inventory and prevent the diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law, or across any state lines in general;

6.

Monitor the operations at our facilities so that our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs or engaging in any other illegal activity; and

7.

Implement quality controls so that our products comply with applicable regulations and contain necessary disclaimers about the contents of the products to avoid adverse public health consequences from cannabis use and discourage impaired driving.

In addition, we frequently conduct background checks to confirm that the principals and management of our operating subsidiaries are of good character and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or the use of firearms in the cultivation, manufacturing or distribution of cannabis. We also conduct ongoing reviews of the activities of our cannabis businesses, the premises on which they operate and the policies and procedures that are related to the possession of cannabis or cannabis products outside of the licensed premises.

Moreover, in recent years, certain temporary federal legislative enactments that protect the medical marijuana and hemp industries have also been in effect.  For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by both Presidents Obama and Trump.  For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits DOJ from expending any funds to enforce any law that interferes with a state's implementation of its own medical marijuana laws.   The rider is known as the “Rohrbacher-Farr” Amendment after its original lead sponsors. Originally, a Republican-controlled House and Democratic-controlled Senate passed the Rohrbacher-Farr Amendment. The bill was “a bipartisan appropriations measure that looks to prohibit the DEA from spending funds to arrest state-licensed medical marijuana patients and providers.”  Subsequently, the amendment has been included in multiple budgets passed by a Republican-controlled Congress.  While the Rohrbacher-Farr Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

The Rohrbacher-Farr Amendment was extended most recently in the Omnibus Appropriations Act of 2021, which funds the agencies of the federal government through September 30, 2021. Notably, Rohrbacher-Farr has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Rohrabacher-Farr Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

United States Border Entry

The United States Customs and Border Protection, or CBP, enforces the laws of the United States as they pertain to lawful travel and trade into and out of the U.S. Crossing the border while in violation of the CSA and other related United States federal laws may result in denied admission, seizures, fines, and apprehension. CBP officers administer determine the admissibility of travelers who are non-U.S. citizens into the United States pursuant to the United States Immigration and Nationality Act. An investment in our Subordinate Voting Shares, if it became known to CBP, could have an impact on a non-U.S. citizen’s admissibility into the United States and could lead to a lifetime ban on admission.

Because marijuana remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry, or lifetime bans from the United States for their business associations with United States marijuana businesses. Entry happens at the sole discretion of CBP officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-US citizen or foreign national. The government of Canada has started warning travelers that previous use of marijuana, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the marijuana industry in the United States could also be reason enough for CBP to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because marijuana continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal may affect admissibility to the United States. As a result, CBP has affirmed that, employees, directors, officers, managers and investors of companies involved in business activities related to marijuana in the United States (such as Trulieve), who are not United States citizens, face the risk of being barred from entry into the United States.

Anti-Money Laundering Laws and Access to Banking

The Company is subject to a variety of laws and regulations in the United States that involve anti-money laundering, financial recordkeeping and the proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (referred to herein as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

Additionally, under United States federal law, it may potentially be a violation of federal anti-money laundering statutes for financial institutions to take any proceeds from the sale of any Schedule I controlled substance. For example, banks and other financial institutions could potentially be prosecuted and convicted of aiding and abetting money laundering under the Bank Secrecy Act for providing services to cannabis businesses. Therefore, under the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with a checking account, debit or credit card, small business loan, or any other financial service could be charged with money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical or adult-use marijuana, FinCEN, in 2014, issued guidance, or the FinCEN Guidance, to prosecutors of money laundering and other financial crimes. The FinCEN Guidance is viewed as advising prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses so long as that marijuana-related business activities are legal in their state and none of the federal enforcement priorities referenced in the Cole Memorandum are being violated (such as keeping marijuana out of the hands of organized crime). Importantly, the FinCEN Guidance also clarifies how financial institutions can provide financial services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including through enhanced customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps typically include:

1.	Verifying with the appropriate state authorities whether the business is duly licensed and registered;
2.	Reviewing the license application (and related documentation) submitted by the business for obtaining a state license to operate its marijuana-related business;
3.	Requesting available information about the business and related parties from state licensing and enforcement authorities;

4.

Developing an understanding of the normal and expected activity for the business, including the types of products to be sold and the type of customers to be served (e.g., medical versus adult-use customers);

5.	Ongoing monitoring of publicly available sources for adverse information about the business and related parties;
6.	Ongoing monitoring for suspicious activity, including for any of the red flags described in the FinCEN Guidance; and
7.	Refreshing information obtained as part of customer due diligence on a periodic basis and commensurate with the risk.

With respect to information regarding state licensure obtained in connection with such customer due diligence, a financial institution may reasonably rely on the accuracy of information provided by state licensing authorities, where states make such information available.

While the FinCEN Guidance decreased some risk for banks and financial institutions considering servicing the cannabis industry, in practice it has not increased banks’ willingness to provide services to marijuana-related businesses. This is because current U.S. federal law does not guarantee banks immunity from prosecution, and it also requires banks and other financial institutions to undertake time-consuming and costly due diligence (i.e. enhanced due diligence) on each marijuana-related business they accept as a customer.

Those commercial banks and/or credit unions that have agreed to work with marijuana businesses are typically limiting those accounts to small percentages of their total deposits to avoid creating liquidity and concentration risk. Since, theoretically, the federal government could change the banking laws as it relates to marijuana-related businesses at any time and without notice, these banks and credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana-related businesses in a single day, while also keeping sufficient liquid capital on hand to service their other customers. Because many banks and credit unions that are providing banking services to marijuana-related businesses are smaller institutions, applicable concentration limits may also impose limits in the aggregate amounts of loans that might be provided to the industry. Those commercial banks and credit unions that do have customers in the marijuana industry can charge marijuana businesses high fees to cover the added cost of ensuring compliance with the FinCEN Guidance.

Unlike the Cole Memorandum, however, the FinCEN Guidance has not been rescinded, but FinCEN has stated that it views the FinCEN Guidance to include compliance with the requirements of the rescinded Cole Memorandum. Secretary of the Treasury, Janet Yellen, has not made any public statements with regards to how the Treasury Department plans to treat marijuana-related businesses.

As an industry best practice and consistent with its standard operating procedures, Trulieve adheres to all customer due diligence steps in the FinCEN Guidance and any additional requirements imposed by those financial institutions it utilizes. However, in the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of anti-money laundering legislation or otherwise, such transactions could be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

In the United States, the “SAFE Banking Act” was adopted by the U.S. House of Representatives, which would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. The SAFE Banking Act was not considered by the U.S. Senate by the end of the legislative session, and that legislation will now have to be reintroduced and considered by both houses of the U.S. Congress.. While there is strong support in the public and within Congress for the SAFE Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all. In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions.

Ability to Access Public and Private Capital

Given the current laws regarding cannabis at the federal level in the United States, traditional bank financing is typically not available to United States marijuana companies. Specifically, since financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under anti-money laundering statutes, the unlicensed money transmitter statute and the Bank Secrecy Act, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Banks who do accept deposits from cannabis-related businesses in the United States must do so in compliance with the FinCEN Guidance. We have banking relationships with Florida, Massachusetts and Connecticut state-chartered banks for deposits and payroll, however we do not have access to traditional bank financing.

Tax Concerns

An additional challenge for marijuana-related businesses is that the provisions of IRC Section 280E are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. IRC Section 280E prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. Furthermore, although the IRS issued a clarification allowing the deduction of cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted.

The 2018 Farm Bill

CBD is a nonintoxicating chemical found in cannabis and is often derived from hemp, which contains, at most, only trace amounts of THC. On December 20, 2018, Former President Trump signed the Agriculture Improvement Act of 2018 (popularly known as the 2018 Farm Bill) into law. Until the 2018 Farm Bill became law, hemp fell within the definition of “marijuana” under the CSA and the DEA classified hemp as a Schedule I controlled substance because hemp is part of the cannabis plant.

The 2018 Farm Bill defines hemp as the plant Cannabis sativa L. and any part of the plant with a delta-9 THC concentration of not more than 0.3% by dry weight and removes hemp from the CSA. The 2018 Farm Bill requires the U.S. Department of Agriculture, or USDA, to, among other things: (1) evaluate and approve regulatory plans approved by individual states for the cultivation and production of industrial hemp, and (2) promulgate regulations and guidelines to establish and administer a program for the cultivation and production of hemp in the U.S. The regulations promulgated by the USDA will be in lieu of those states not adopting state-specific hemp regulations. Hemp and products derived from it, such as CBD, may then be sold into commerce and transported across state lines provided that the hemp from which any product is derived was cultivated under a license issued by an authorized state program approved by the USDA and otherwise meets the definition of hemp. The 2018 Farm Bill also explicitly preserved the authority of the FDA to regulate hemp-derived products under the U.S. Food, Drug and Cosmetic Act. The Company expects that the FDA will promulgate its own rules for the regulation of hemp-derived products in the coming year. Notwithstanding the pending FDA rules, on October 29, 2019, the USDA published its proposed rules for the regulation of hemp, (referred to herein as the “USDA Rule”). The USDA Rule will go into effect immediately upon the conclusion of the public comment period and publication in the federal register by the USDA, expected to be on or around March 22, 2021. The USDA Rule, among other things, sets minimum standards for the cultivation and production of hemp, as well as requirements for laboratory testing of hemp.

Compliance with Applicable State Law in the United States

We are classified as having a “direct” involvement in the United States cannabis industry and we believe that we are in compliance with applicable state laws, as well as related licensing requirements and the regulatory frameworks enacted by the States of Florida, California, Connecticut and West Virginia, and the Commonwealths of Massachusetts and Pennsylvania. We are not subject to any citations or notices of violation with applicable licensing requirements and the regulatory frameworks which may have an impact on our licenses, business activities or operations. We use reasonable commercial efforts to ensure that our business is in compliance with applicable licensing requirements and the regulatory frameworks enacted by Florida, California, Connecticut, Massachusetts, Pennsylvania and West Virginia through the advice of our Director of Compliance, who monitors and reviews our business practices and changes to applicable state laws and regulations, as well as United States Federal enforcement priorities. Our Chief Legal Officer and General Counsel works with external legal advisors in Florida, Massachusetts, California, Connecticut, Pennsylvania and West Virginia to ensure that we are in on-going compliance with applicable state laws.

In the United States, cannabis is largely regulated at the state level. Although each state in which we operate (and anticipate operating) authorizes, as applicable, medical and/or adult-use marijuana production and distribution by licensed or registered entities, and numerous other states have legalized marijuana in some form, under U.S. federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although we believe that our business activities are compliant with applicable state and local laws of the United States, strict compliance with state and local laws with respect to marijuana may neither absolve us of liability under U.S. federal law, nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on our business.

Regulation of the Medical Cannabis Market in Florida

In 2014, the Florida Legislature passed the Compassionate Use Act, or CUA, which was a low-THC (CBD) law, allowing cannabis containing not more than 0.8%THC to be sold to patients diagnosed with severe seizures or muscle spasms and cancer. The CUA created a competitive licensing structure and originally allowed for one vertically integrated license to be awarded in each of five regions. The CUA set forth the criteria for applicants as well as the minimum qualifying criteria which included the requirement to hold a nursery certificate evidencing the capacity to cultivate a minimum of 400,000 plants, to be operated by a nurseryman and to be a registered nursery for at least 30 continuous years. The CUA also created a state registry to track dispensations. In 2016, the Florida Legislature passed the Right to Try Act, or RTA, which expanded the State’s medical cannabis program to allow for full potency THC products to be sold as “medical marijuana” to qualified patients.

In November of 2016, the Florida Medical Marijuana Legalization ballot initiative (referred to herein as the “Initiative”) to expand the medical cannabis program under the RTA was approved by 71.3% of voters, thereby amending the Florida constitution. The Initiative is now codified as Article X, Section 29 of the Florida Constitution. The Initiative expanded the list of qualifying medical conditions include cancer, epilepsy, glaucoma, HIV and AIDS, ALS, Crohn’s disease, Parkinson’s disease, multiple sclerosis, or other debilitating medical conditions of the same kind or class or comparable to those other qualifying conditions and for which a physician believes the benefits outweigh the risks to the patient. The Initiative also provided for the implementation of state-issued medical cannabis identification cards. In 2017, the Florida Legislature passed legislation implementing the constitutional amendment and further codifying the changes set forth in the constitution into law. The 2017 law provides for the issuance of 10 licenses to specific entities and another four licenses to be issued for every 100,000 active qualified patients added to the registry. The 2017 law also initially limited license holders to a maximum of 25 dispensary locations with the ability to purchase additional dispensary locations from one another, and for an additional five locations to be allowed by the State for every 100,000 active qualified patients added to the registry. The 2017 legislation’s cap on dispensing facilities expires in April 2020.

Trulieve US License (the “Florida License”)

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Trulieve, Inc.	Medical Marijuana Treatment Center	Statewide	07/24/22	Cultivation, Processing/ Manufacturing, Dispensary, Transport

Under Florida law, a licensee is required to cultivate, process and dispense medical cannabis. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, or OMMU, and may be renewed biennially. Trulieve US received its most recent license renewal on June 13, 2018 and is classified as a Medical Marijuana Treatment Center, or MMTC, under Florida law.

In Florida, there is no state-imposed limitation on the permitted size of cultivation or processing facilities, nor is there a limit on the number of plants that may be grown.

Under our license, we are permitted to sell cannabis to those patients who are entered into Florida’s electronic medical marijuana use registry by a qualified physician and possess a state-issued medical marijuana identification card and a valid certification from the qualified physician. The physician determines patient eligibility as well as the routes of administration (e.g. topical, oral, inhalation) and the number of milligrams per day a patient is able to obtain under the program. The physician may order a certification for up to three 70-day supply limits of marijuana, following which the certification expires and a new certification must be issued by a physician. The number of milligrams dispensed, the category of cannabis (either low-THC or medical marijuana) and whether a delivery device such as a vaporizer has been authorized is all recorded in the registry for each patient transaction. In addition, smokable flower was approved by the legislature and signed into law in March 2019. Patients must obtain a specific recommendation from their physician to purchase smokable flower. The maximum amount a patient may obtain is 2.5 ounces (measured by weight) of smokable flower per 35-day supply.

We are authorized to sell a variety of products and offer over 550 SKUs in various product categories for sale. OMMU implemented rules regulating the production and sale of edible products in August of 2020, and the Company’s Florida licensee shortly thereafter became the first MMTC to dispense edibles in Florida. The use of hydrocarbon solvents for the extraction of products was also contemplated in the 2017 law and is also awaiting rulemaking by the OMMU.

Dispensaries may be located in any location zoned as appropriate for a pharmacy throughout the State of Florida as long as the local government has not expressly prohibited MMTC dispensaries in their respective municipality. Additionally, dispensaries must be located more than 500 feet from a public or private elementary, middle, or secondary school. Following the adoption of the cap on total dispensaries by each MMTC, as discussed above, our Florida licensee filed a claim in the Court for the Second Judicial Circuit in Leon County challenging the dispensary cap and asking the court to disregard the dispensary locations we had open and/or applied for prior to the limitation becoming effective. On February 4, 2019, we announced that we won our lawsuit in the trial court, with the court ruling that we may open an additional 14 dispensary locations based on these locations having previously vested. Moreover, the court ruled that in the alternative, the statutory caps placed on the number of dispensaries allowed across the state were not only unconstitutionally added after Amendment 2 had been approved by voters but were also adversely impacting patient access. We have since settled our challenge with the Florida Department of Health. Our 14 dispensaries that were established before the statewide cap was enacted are now excluded from the statutory cap. The statutory cap expired in April 2020, thus neither Trulieve US nor its competitors in Florida are subject to restrictions on the number of dispensaries that may be opened. As of December 31, 2020, we had 70 approved dispensaries in the State of Florida. In addition, our license allows us to deliver products directly to patients.

Florida Reporting Requirements

Florida law called for the OMMU to establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when marijuana seeds are planted, when marijuana plants are harvested and destroyed and when cannabis is transported, sold, stolen, diverted, or lost. Each medical marijuana treatment center shall use the seed-to-sale tracking system established by the OMMU or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the OMMU. At this time the OMMU has not implemented a statewide seed-to-sale tracking system and we use our own system. Additionally, the OMMU also maintains a patient and physician registry and the licensee must comply with all requirements and regulations relative to the provision of required data or proof of key events to said system in order to retain its license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida or any subsequent variances to same. Any changes or expansions of previous representations and disclosures to the OMMU must be approved by the OMMU via an amendment or variance process.

Florida Licensing Requirements

Licenses issued by the OMMU may be renewed biennially so long as the licensee continues to meet the requirements of the Florida Statute 381.986 and pays a renewal fee. License holders can only own one license within the State of Florida. Applicants must demonstrate (and licensed MMTC’s must maintain) that: (i) they have been registered to do business in the State of Florida for the previous five years, (ii) they possess a valid certificate of registration issued by the Florida Department of Agriculture & Consumer Services, (iii) they have the technical and technological ability to cultivate and produce cannabis, including, but not limited to, low-THC cannabis, (iv) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (v) they have the ability to maintain accountability of all raw materials, finished products, and any by-products to prevent diversion or unlawful access to or possession of these substances, (vi) they have an infrastructure reasonably located to dispense cannabis to registered qualified patients statewide or regionally as determined by the OMMU, (vii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the OMMU, (viii) all owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, (ix) they ensure that a medical director is employed to supervise the activities of the MMTC, and (x) they have a diversity plan and veterans plan accompanied by a contractual process for establishing business relationships with veterans and minority contractors and/or employees. Upon approval of the application by the OMMU, the applicant must post a performance bond of up to US $5 million, which may be reduced to US $2 million once the licensee has served 1,000 patients (which Trulieve has accomplished).

There is a pending lawsuit that challenges important aspects of the 2017 Legislation and OMMU regulations and could have an impact on our business in Florida.  In December 2017, Florigrown, LLC and other plaintiffs challenged as unconstitutional aspects of the 2017 Legislation and OMMU regulations that: (1) require MMTCs to be vertically integrated (i.e., cultivate and process the cannabis to be sold at the MMTC’s own licensed dispensaries); (2) that cap the total number of MMTC licenses in the state; and (3) that authorized the OMMU to issue MMTC licenses to certain applicants that met criteria defined by the 2017 legislation.  On October 18, 2019, a trial judge in the Circuit Court for Leon County ruled that Florigrown, LLC had a substantial likelihood of succeeding on its claims, holding that the vertical integration and licensing cap conflicted with the language in Article X, Section 29 and that the provisions in the 2017 defining the criteria for eligibility for MMTC licensure constituted an impermissible “special law” under Article III, Section 11(a)(12) of the Florida Constitution.  On July 10, 2019, an intermediate appellate court affirmed aspects of the Circuit Court for Leon County’s ruling.  The matter is now pending before Florida Supreme Court.  The Florida Supreme Court heard additional oral argument in the case on October 7, 2020.

Security and Storage Requirements for Cultivation, Processing and Dispensing Facilities in Florida

Adequate outdoor lighting is required from dusk to dawn for all MMTC facilities. 24-hour per day video surveillance is required and all MMTCs must maintain at least a rolling 45-day period that is made available to law enforcement and the OMMU upon demand. Alarm systems must be active at all items for all entry points and windows. Interior spaces must also have motion detectors and all cameras must have an unobstructed view of key areas. Panic alarms must also be available for employees to be able to signal authorities when needed.

In dispensaries, the MMTC must provide a waiting area with a sufficient seating area. There must also be a minimum of one private consultation/education room for the privacy of the patient(s) and their caregiver (if applicable). The MMTC may only dispense products between 7:00 am and 9:00 pm. All active products must be kept in a secure location within the dispensary and only empty packaging may be kept in the general area of the dispensary which is readily accessible to customers and visitors. No product or delivery devices may be on display in the waiting area.

An MMTC must at all times provide secure and logged access for all cannabis materials. This includes approved vaults or locked rooms. There must be at least two employees of the MMTC or an approved security provider on site at all times. All employees must wear proper identification badges and visitors must be logged in and wear a visitor badge while on the premises. The MMTC must report any suspected activity of loss, diversion or theft of cannabis materials within 24 hours of becoming aware of such an occurrence.

Florida Transportation Requirements

When transporting cannabis to dispensaries or to patients for delivery, a manifest must be prepared and transportation must be done using an approved vehicle. The cannabis must be stored in a separate, locked area of the vehicle and at all times while in transit there must be two people in a delivery vehicle. During deliveries, one person must remain with the vehicle. The delivery employees must at all times have identification badges. The manifest must include the following information: (i) departure date and time; (ii) name, address and license number of the originating MMTC; (iii) name and address of the receiving entity; (iv) the quantity, form and delivery device of the cannabis; (v) arrival date and time; (vi) the make, model and license plate of the delivery vehicle; and (vii) the name and signatures of the MMTC delivery employees. These manifests must be kept by the MMTC for inspection for up to three years. During the delivery, a copy of the manifest is also provided to the recipient.

OMMU Inspections in Florida

The OMMU may conduct announced or unannounced inspections of MMTC’s to determine compliance with applicable laws and regulations. The OMMU is to inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed cannabis containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. The OMMU is to conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.

Regulation of the Medical Cannabis Market in Massachusetts

The Commonwealth of Massachusetts has authorized the cultivation, possession and distribution of marijuana for medical purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program, or MUMP, registers qualifying patients, personal caregivers, Medical Marijuana Treatment Centers, or MTCs, and MTC agents. MTCs were formerly known as Registered Marijuana Dispensaries, or RMDs. The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana”, following the passage of the Massachusetts Medical Marijuana Initiative, Ballot Question 3, in the 2012 general election. Additional statutory requirements governing the MUMP were enacted by the Legislature in 2017 and codified at G.L. c. 94I, et. seq. (referred to herein as the “Massachusetts Medical Act”). MTC Certificates of Registration are vertically integrated licenses in that each MTC Certificate of Registration entitles a license holder to one cultivation facility, one processing facility and one dispensary locations. There is a limit of three MTC licenses per person/entity.

The Commonwealth of Massachusetts Cannabis Control Commission, or CCC, regulations, 935 CMR 501.000 et seq. (referred to herein as the “Massachusetts Medical Regulations”), provide a regulatory framework that requires MTCs to cultivate, process, transport and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program, including conditions such as cancer, glaucoma, positive status for human immunodeficiency virus (HIV), acquired immune deficiency virus (AIDS), hepatitis C, amyotrophic lateral sclerosis (ALS), Crohn’s disease, Parkinson’s disease, and multiple sclerosis (MS) when such diseases are debilitating, and other debilitating conditions as determined in writing by a qualifying patient’s healthcare provider.

The CCC assumed control of the MUMP from the Department of Public Health on December 23, 2018. The CCC approved revised regulations for the MUMP on November 30, 2020, which will become effective when published in the Massachusetts Register.

Massachusetts Licensing Requirements (Medical)

The Massachusetts Medical Regulations delineate the licensing requirements for MTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of the Commonwealth of Massachusetts; (ii) no executive, member or any entity owned or controlled by such executive or member directly or indirectly controls more than three MTC licenses; (iii) an MTC may not cultivate medical cannabis from more than two locations statewide; (iv) MTC agents must be registered with the Massachusetts Cannabis Control Commission; (v) an MTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vi) one executive of an MTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information (CORI) system; (vii) the MTC applicant has at least $500,000 in its control as evidenced by bank statements, lines of credit or equivalent; and (viii) payment of the required application fee.

In an MTC application, an applicant must also demonstrate or include: (i) the name, address date of birth and resumes of each executive of the applicant and of the members of the entity; (ii) a plan to obtain liability insurance coverage in compliance with statutes; (iii) detailed summary of the business plan for the MTC; (iv) an operational plan for the cultivation of marijuana including a detailed summary of policies and procedures; and (v) a detailed summary of the operating policies and procedures for the MTC including security, prevention of diversion, storage of marijuana, transportation of marijuana, inventory procedures, procedures for quality control and testing of product for potential contaminants, procedures for maintaining confidentiality as required by law, personnel policies, dispensing procedures, record keeping procedures, plans for patient education and any plans for patient or personal caregiver home delivery. An MTC applicant must also demonstrate that it has (i) a successful track record of running a business; (ii) a history of providing healthcare services or services providing marijuana for medical purposes in or outside of Massachusetts; (iii) proof of compliance with the laws of the Commonwealth of Massachusetts; (iv) complied with the laws and orders of the Commonwealth of Massachusetts; and (v) a satisfactory criminal and civil background. Finally, an MTC applicant must specify a cultivation tier for their license, which establishes the minimum and maximum square footage of canopy for their cultivation operation.

Upon the determination by the CCC that an MTC applicant has responded to the application requirements in a satisfactory fashion, the MTC applicant is required to pay the applicable registration fee and shall be issued a Provisional MTC license and, following completion of certain regulatory requirements, a Final MTC license. Trulieve’s wholly owned subsidiary, Life Essence, holds the following MTC licenses.

Massachusetts Licenses (Medical) (the “Massachusetts Licenses”)

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Life Essence	Provisional MTC License	Holyoke, MA	12/6/21	Dispensary Cultivation/ Product Manufacturing Dispensary
Life Essence	Final MTC License	Northampton, MA	12/6/21	Dispensary
		Holyoke, MA		Cultivation/ Product
Manufacturing
Dispensary
Life Essence	Provisional MTC License	Cambridge, MA	12/6/21	Dispensary
		Holyoke, MA		Cultivation/ Product
Manufacturing
Dispensary

After receipt of a Provisional MTC license, the CCC shall review architectural plans for the building of the MTC’s cultivation facility and/or dispensing facilities, and shall either approve, modify or deny the same. Once approved, the MTC provisional license holder shall construct its facilities in conformance with the requirements of the Massachusetts Regulations. Once the CCC completes its inspections and issues approval for an MTC of its facilities, the CCC shall issue a Final MTC License to the MTC applicant. Final MTC Licenses are valid for one year, and shall be renewed by filing the required renewal application no later than sixty days prior to the expiration of the certificate of registration. A licensee may not begin cultivating marijuana until it has been issued a Final MTC License by the CCC.

MTC Licenses in Massachusetts are renewed annually. Before expiry, licensees are required to submit a renewal application. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, Life Essence would expect to receive the applicable renewed license in the ordinary course of business.

Massachusetts Dispensary Requirements (Medical)

An MTC shall follow its written and approved operation procedures in the operation of its dispensary locations. Operating procedures shall include (i) security measures in compliance with the Massachusetts Regulations; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana; (v) storage and waste disposal protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; and (xi) policies and procedures for the handling of cash on MTC premises including storage, collection frequency and transport to financial institutions. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities control the permitting application process that a MTC must comply with. More specifically, an MTC is to comply with all local requirements regarding siting, provided however that if no local requirements exist, an MTC shall not be sited within a radius of 500 feet of a school, daycare center, or any facility in which children commonly congregate. The 500-foot distance under this section is measured in a straight line from the nearest point of the facility in question to the nearest point of the proposed MTC. The Massachusetts Regulations require that MTCs limit their inventory of seeds, plants, and useable marijuana to reflect the projected needs of registered qualifying patients. An MTC may only dispense to a registered qualifying patient or caregiver who has a current valid certification.

Massachusetts Security and Storage Requirements (Medical)

An MTC is to implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MTC. These measures must include: (i) allowing only registered qualifying patients, caregivers, dispensary agents, authorized persons, or approved outside contractors access to the MTC facility; (ii) preventing individuals from remaining on the premises of an MTC if they are not engaging in activities that are permitted; (iii) disposing of marijuana or by-products in compliance with law; (iv) establishing limited access areas accessible only to authorized personnel; (v) storing finished marijuana in a secure locked safe or vault; (vi) keeping equipment, safes, vaults or secured areas securely locked; (vii) ensuring that the outside perimeter of the MTC is sufficiently lit to facilitate surveillance; and (viii) ensuring that landscaping or foliage outside of the RMD does not allow a person to conceal themselves. An MTC shall also utilize a security/alarm system that: (i) monitors entry and exit points and windows and doors, (ii) includes a panic/duress alarm, (iii) includes system failure notifications, (iv) includes 24-hour video surveillance of safes, vaults, sales areas, areas where marijuana is cultivated, processed or dispensed, and (v) includes date and time stamping of all records and the ability to produce a clear, color still photo. The video surveillance system shall have the capacity to remain operational during a power outage. The MTC must also maintain a backup alarm system with the capabilities of the primary system, and both systems are to be maintained in good working order and are to be inspected and tested on regular intervals.

Massachusetts Transportation Requirements (Medical)

Marijuana or marijuana-infused products, or MIPs, may be transported between licensed MTCs by MTC agents on behalf of an MTC. MTCs or deliver-only retailers may, with CCC approval, transport marijuana or MIPS directly to registered qualifying patients and Caregivers as part of a home delivery program. An MTC shall staff transport vehicles with a minimum of two dispensary agents. At least one agent shall remain with the vehicle when the vehicle contains marijuana or MIPs. Prior to leaving the origination location, an MTC must weigh, inventory, and account for, on video, the marijuana to be transported.

Marijuana must be packaged in sealed, labeled, and tamper-proof packaging prior to and during transportation. In the case of an emergency stop, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. An MTC shall ensure that delivery times and routes are randomized. Each MTC agent shall carry his or her CCC-issued MUMP ID Card when transporting marijuana or MIPs and shall produce it to CCC representatives or law enforcement officials upon request. Where videotaping is required when weighing, inventorying, and accounting of marijuana before transportation or after receipt, the video must show each product being weighed, the weight, and the manifest. An MTC must document and report any unusual discrepancy in weight or inventory to the CCC and local law enforcement within 24 hours. An MTC shall report to the CCC and local law enforcement any vehicle accidents, diversions, losses, or other reportable incidents that occur during transport, within 24 hours. An MTC shall retain transportation manifests for no less than one year and make them available to the CCC upon request. Any cash received from a qualifying patient or personal caregiver must be transported to an MTC immediately upon completion of the scheduled deliveries. Vehicles used in transportation must be owned, leased or rented by the MTC, be properly registered, and contain a GPS system that is monitored by the MTC during transport of marijuana and said vehicle must be inspected and approved by the CCC prior to use.

During transit, an MTC is to ensure that: (i) marijuana or MIPs are transported in a secure, locked storage compartment that is part of the vehicle transporting the marijuana or MIPs; (ii) the storage compartment cannot be easily removed (for example, bolts, fittings, straps or other types of fasteners may not be easily accessible and not capable of being manipulated with commonly available tools); (iii) marijuana or MIPs are not visible from outside the vehicle; and (iv) product is transported in a vehicle that bears no markings indicating that the vehicle is being used to transport marijuana or MIPs and does not indicate the name of the MTC. Each MTC agent transporting marijuana or MIPs shall have access to a secure form of communication with personnel at the origination location when the vehicle contains marijuana or MIPs.

CCC Inspections (Medical)

The CCC or its agents may inspect an MTC and affiliated vehicles at any time without prior notice. An MTC shall immediately upon request make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct an MTC to test marijuana for contaminants. Any violations found will be noted in a deficiency statement that will be provided to the MTC, and the MTC shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC shall have the authority to suspend or revoke a certificate of registration in accordance with the applicable regulations.

Regulation of the Adult-Use Cannabis Market in Massachusetts

Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The CCC licenses adult-use cultivation, processing and dispensary facilities (referred to herein collectively as “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018. The CCC approved revised regulations for the adult-use program effective November 1, 2019 and January 8, 2021.

Massachusetts Licensing Requirements (Adult-Use)

Many of the same application requirements exist for an adult-use Marijuana Establishment license application as to those for a medical MTC application, and each owner, officer or member must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site, and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host agreement authorizing the location of the adult-use Marijuana Establishment within the municipality, and said agreement must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil and criminal history of the applicant and its owners, officers, principals or members. The application must include, amongst other information, the proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing the Marijuana Establishment’s proposed operating policies including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records, diversity plans, and employee training protocols.

Massachusetts Dispensary Requirements (Adult-Use)

Marijuana retailers are subject to certain operational requirements in addition to those imposed on Marijuana Establishments generally. Dispensaries must immediately inspect patrons’ identification to ensure that everyone who enters is at least 21 years of age. Dispensaries may not dispense more than one ounce of marijuana or five grams of marijuana concentrate per transaction. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and Department of Revenue. Retailers are required to conduct monthly analyses of equipment and sales data to determine that such systems have not been altered or interfered with to manipulate sales data, and to report any such discrepancies to the CCC.

Dispensaries must also make consumer education materials available to patrons in languages designated by the CCC, with analogous materials for visually- and hearing-impaired persons. Such materials must include:

•

A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;

•	A warning that when under the influence of marijuana, driving is prohibited and machinery should not be operated;
•	Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;
•	Materials offered to consumers to enable them to track the strains used and their associated effects;
•	Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect;
•	A discussion of tolerance, dependence, and withdrawal;
•	Facts regarding substance abuse signs and symptoms, as well as referral information for substance abuse treatment programs;
•	A statement that consumers may not sell marijuana to any other individual;
•	Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and
•	Any other information required by the CCC.

Massachusetts Security and Storage Requirements (Adult-Use)

Each Marijuana Establishment must implement sufficient safety measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers and general public shall include, but not be limited to, the following:

•	Positively identifying and limiting access to individuals 21 years of age or older who are seeking access to the Marijuana Establishment or to whom marijuana products are being transported;
•	Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication are allowed to remain on the premises;
•	Proper disposal of marijuana in accordance with applicable regulations;
•	Securing all entrances to the Marijuana Establishment to prevent unauthorized access;
•	Establishing limited access areas which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;
•	Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft or loss;
•

Keeping all safes, vaults, and any other equipment or areas used for the production, cultivation, harvesting, processing or storage, including prior to disposal, of marijuana or marijuana products securely locked and protected from entry, except for the actual time required to remove or replace marijuana;

•	Keeping all locks and security equipment in good working order;
•	Prohibiting keys, if any, from being left in the locks or stored or placed in a location accessible to persons other than specifically authorized personnel;
•	Prohibiting accessibility of security measures, such as combination numbers, passwords or electronic or biometric security systems, to persons other than specifically authorized personnel;
•	Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;
•

Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place, outside of the marijuana establishment, without the use of binoculars, optical aids or aircraft;

•

Developing emergency policies and procedures for securing all product following any instance of diversion, theft or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;

•

Establishing procedures for safe cash handling and cash transportation to financial institutions to prevent theft, loss and associated risks to the safety of employees, customers and the general public;

•

Sharing the Marijuana Establishment’s floor plan or layout of the facility with law enforcement authorities, and in a manner and scope as required by the municipality and identifying when the use of flammable or combustible solvents, chemicals or other materials are in use at the Marijuana Establishment;

•

Sharing the Marijuana Establishment’s security plan and procedures with law enforcement authorities, including police and fire services departments, in the municipality where the Marijuana Establishment is located and periodically updating law enforcement authorities, police and fire services departments, if the plans or procedures are modified in a material way; and

•	Marijuana must be stored in special limited access areas, and alarm systems must meet certain technical requirements, including the ability to record footage to be retained for at least 90 days.

Massachusetts Transportation Requirements (Adult-Use)

Marijuana products may only be transported between licensed Marijuana Establishments by registered Marijuana Establishment agents. A licensed marijuana transporter may contract with a Marijuana Establishment to transport that licensee’s marijuana products to other licensed establishments. All transported marijuana products are linked to the seed-to-sale tracking program. Any marijuana product that is undeliverable or is refused by the destination Marijuana Establishment shall be transported back to the originating establishment. All vehicles transporting marijuana products shall be staffed with a minimum of two Marijuana Establishment agents. At least one agent shall remain with the vehicle at all times that the vehicle contains marijuana or marijuana products. Prior to the products leaving a Marijuana Establishment, the originating Marijuana Establishment must weigh, inventory, and account for, on video, all marijuana products to be transported. Within eight hours after arrival at the receiving Marijuana Establishment, the receiving establishment must re-weigh, re-inventory, and account for, on video, all marijuana products transported. Marijuana products must be packaged in sealed, labeled, and tamper or child-resistant packaging prior to and during transportation. In the case of an emergency stop during the transportation of marijuana products, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. A Marijuana Establishment or a marijuana transporter transporting marijuana products is required to ensure that all transportation times and routes are randomized and remain within Massachusetts.

Vehicles must additionally be equipped with a video system that includes one or more cameras in the storage area of the vehicle and one or more cameras in the driver area of the vehicle. The video cameras must remain operational at all times during the transportation process and have the ability to produce a clear color still photo whether live or recorded, with a date and time stamp embedded and that do not significantly obscure the picture.

Vehicles used for transport must be owned or leased by the Marijuana Establishment or transporter, and they must be properly registered, inspected, and insured in Massachusetts. Marijuana may not be visible from outside the vehicle, and it must be transported in a secure, locked storage compartment. Each vehicle must have a global positioning system, and any agent transporting marijuana must have access to a secure form of communication with the originating location.

Massachusetts Licenses (Adult-Use)

Trulieve’s wholly owned subsidiary, Life Essence, holds the following licenses:

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Life Essence	Final License	Northampton, MA	6/19/21	Dispensary
Life Essence	Provisional License	Holyoke, MA	6/19/21	Cultivation
Life Essence	Provisional License	Holyoke, MA	6/19/21	Product Manufacturing

CCC Inspections

The CCC or its agents may inspect a Marijuana Establishment and affiliated vehicles at any time without prior notice in order to determine compliance with all applicable laws and regulations. All areas of a Marijuana Establishment, all Marijuana Establishment agents and activities, and all records are subject to such inspection. During an inspection, the CCC may direct a marijuana establishment to test marijuana for contaminants as specified by the CCC, including but not limited to mold, mildew, heavy metals, plant-growth regulators, and the presence of pesticides not approved for use on marijuana by the Massachusetts Department of Agricultural Resources. Moreover, the CCC is authorized to conduct a secret shopper program to ensure compliance with all applicable laws and regulations.

Regulatory Changes for Medical and Adult Use Marijuana in Massachusetts

The CCC voted to adopt significant amendments of both the medical and adult-use cannabis regulations at its meeting on November 30, 2020. The new regulations became effective on January 8, 2021. Significant changes include:

•

permitting Marijuana “Courier” Licensees to deliver directly to consumers from the premises of licensed marijuana retailer establishments and Marijuana Delivery Operators to purchase wholesale marijuana products directly from marijuana cultivation and product manufacturer establishments and deliver the products directly to consumers from the Delivery Operator’s warehouse location.  Both Marijuana Courier and Marijuana Delivery Operator Licensees are reserved for at least 36 months for companies majority-owned and controlled by certain classes of certified Economic Empowerment or Social Equity applicants, for which Trulieve does not quality;

•	permitting Personal Caregivers to be registered to care for more than one – and up to five – Registered Qualifying Patients at one time; and
•	permitting non-Massachusetts residents receiving end-of-life or palliative care or cancer treatment in Massachusetts to become Registered Qualifying Patients.

Regulation of the Marijuana Market in California

In 1996, California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This provided an affirmative defense for defendants charged with the use, possession and cultivation of medical marijuana by patients with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief. In 2003, Senate Bill 420 was signed into law, decriminalizing the use, possession, and collective cultivation of medical marijuana, and establishing an optional identification card system for medical marijuana patients.

In September 2015, the California legislature passed three bills collectively known as the “Medical Marijuana Regulation and Safety Act,” or MCRSA. The MCRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created testing laboratories, and distributors. Edible infused product manufacturers would require either volatile solvent or non-volatile solvent manufacturing licenses depending on their specific extraction methodology. Multiple agencies would oversee different aspects of the program and businesses would require a state license and local approval to operate. However, in November 2016, voters in California overwhelmingly passed Proposition 64, the “Adult Use of Marijuana Act,” or AUMA, creating an adult-use marijuana program for adult-use 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Marijuana Regulation and Safety Act, or MAUCRSA, which amalgamated MCRSA and AUMA to provide a set of regulations to govern the medical and adult-use licensing regime for marijuana businesses in the State of California. MAUCRSA went into effect on January 1, 2018. The three primary licensing agencies that regulate marijuana at the state level are the Bureau of Cannabis Control, or BCC, California Department of Food and Agriculture, or CDFA, and the California Department of Public Health, or CDPH.

One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and state license. This requires license-holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are allowed to determine the number of licenses they will issue to marijuana operators, or, alternatively, can choose to ban marijuana licenses.

California License Categories/ Types (the “California License”)

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Leef Industries, LLC	Adult-Use Retailer	Palm Springs, CA	11/08/21	Dispensary

Once an operator obtains local approval, the operator must obtain state licenses before conducting any commercial marijuana activity. There are multiple license categories that cover all commercial activity. Categories include: (1) cultivation/nurseries, (2) testing laboratories, (3) distributors/transporters, (4) retailers, (5) microbusinesses, (6) event organizers, and (7) manufacturers. Categories of licenses are further broken down into subtypes. For example, there are multiple types of cultivation licenses available depending upon the size of the cultivation operation and whether the operation is indoors/outdoors or uses mixed lighting. Different manufacturing licenses are available depending upon whether volatile or nonvolatile solvents are used. Retail licenses are available depending upon whether the retailer operates from a store-front or a non-store front.

California Agencies Regulating the Commercial Cannabis Industry

The CDFA oversees nurseries and cultivators; the CDPH oversees manufacturers, and the BCC oversees distributors, retailers, delivery services, and testing laboratories. Operators must apply to one or more of these agencies for their licenses, and each agency has released regulations specific to the operation of the types of businesses they oversee. The BCC has a number of regulations that apply to all licensees, but the CDFA and CDPH regulations only apply to the licensees in their charge.

The Marijuana Supply Chain in California

In California, depending on a local government’s own marijuana ordinances, plants may be cultivated outdoors, using mixed-light methods, or fully indoors. Cultivators must initially acquire seeds, clones, teens, or other immature plants from nurseries.

The cultivation, processing, and movement of marijuana within the state is tracked by the METRC system, into which all licensees are required to input their track and trace data (either manually or using another software that automatically uploads to METRC). Immature plants are assigned a Unique Identifier number, or UID, and this number follows the flowers and biomass resulting from that plant through the supply chain, all the way to the consumer. Each licensee in the supply chain is required to meticulously log any processing, packaging, and sales associated with that UID.

When marijuana plants mature and complete their life cycle, they are harvested cured, and trimmed, in preparation of being sold to distributors or manufacturers. Cultivators have two main products: flowers, or “buds,” and the biomass, or “trim,” which is typically removed from the mature flowers. Trim is commonly sold to Manufacturers for further processing into cannabis extracts. Buds may also be sold to Manufacturers, or to Distributors for sale to Retailers. The Cultivator may package and label its marijuana flowers or may sell flower in bulk and the Distributor may package and label the flower.

Manufactured marijuana goods may be sold from a manufacturer to a Distributor but must be provided to Distributors in their final packaging. Distributors may not package manufactured marijuana goods. Certain tax rates apply to the marijuana flower and biomass, which are assessed per ounce of product sold. The California State excise tax is paid by the Cultivator to the Distributor, or alternatively the Manufacturer, and it is the Distributor that has the responsibility of tendering the excise taxes to the State of California.

Marijuana in California may only be transported by licensed distributors. Some cultivators and manufacturers have their own distribution licenses, and others contract with third party distributors. Distributors may or may not take possession of the marijuana and marijuana products. This has evolved in such a way that, similar to the alcohol distribution model, retailers are choosing from a portfolio of products carried by the Distributors they work with. Brands are doing some direct marketing to Retailers, but many Brands target their marketing to Distributors.

Distributors are the point in the supply chain where final quality assurance testing is performed on products before they go to a retailer. Retailers may not accept product without an accompanying certificate of analysis, or COA. Distributors must hold product to be tested on their premises in “quarantine” and arrange for an employee of a licensed testing laboratory to come to their premises and obtain samples from any and all goods proposed to be shipped to a retailer. Marijuana and marijuana products are issued either a “pass” or “fail” by the testing laboratory. Under some circumstances, the BCC’s regulations allow for failing product to be “remediated” or to be re-labeled to more accurately reflect the COA.

Retail Compliance in California

California requires that certain warnings, images, and content information be printed on all marijuana packaging. BCC regulations also include certain requirements about tamper-evident and child-resistant packaging. Distributors and retailers are responsible for confirming that products are properly labeled and packaged before they are sold to a customer.

Consumers aged 21 and up may purchase marijuana in California from a dispensary with an “adult-use” license. Some localities still only allow medicinal dispensaries. Consumers aged 18 and up with a valid physician’s recommendation may purchase marijuana from a medicinal-only dispensary or an adult-use dispensary. Consumers without valid physician’s recommendations may not purchase marijuana from a medicinal-only dispensary. All marijuana businesses are prohibited from hiring employees under the age of 21.

Security Requirements

Each local government in California has its own security requirements for cannabis businesses, which usually include comprehensive video surveillance, intrusion detection and alarms, and limited access areas in the dispensary. The State also has similar security requirements, including that there be limited-access areas where only employees and other authorized individuals may enter. All Licensee employees must wear employee badges. The limited access areas must be locked with “commercial-grade, nonresidential door locks on all points of entry and exit to the licensed premises.”

Each licensed premises must have a digital video surveillance system that can “effectively and clearly” record images of the area under surveillance. Cameras must be in a location that allows the camera to clearly record activity occurring within 20 feet of all points of entry and exit on the licensed premises. The regulations list specific areas which must be under surveillance, including places where cannabis goods are weighed, packed, stored, loaded, and unloaded, security rooms, and entrances and exits to the premises. Retailers must record point of sale areas on the video surveillance system.

Licensed retailers must hire security personnel to provide on-site security services for the licensed retail premises during hours of operation. All security personnel must be licensed by the Bureau of Security and Investigative Services.

California also has extensive record-keeping and track and trace requirements for all licensees.

Inspections

All licensees are subject to annual and random inspections of their premises. Cultivators may be inspected by the California Department of Fish and Wildlife, the California Regional Water Quality Control Boards, and the California Department of Food and Agriculture. Manufacturers are subject to inspection by the California Department of Public Health, and Retailers, Distributors, Testing Laboratories, and Delivery services are subject to inspection by the Bureau of Cannabis Control. Inspections can result in notices to correct, or notices of violation, fines, or other disciplinary action by the inspecting agency.

Retail taxes in California

Retailers generally must pay the excise tax to final distributors when they make wholesale purchases. These distributors then remit the retail excise taxes to the California Department of Tax Fee Administration, or CDTFA, which administers State cannabis taxes. Retailers must make these payments before they sell the products to consumers, so the tax is based directly on the wholesale price (the price that retailers pay to distributors) rather than the retail price (the price that consumers pay to retailers). The CDTFA sets the tax based on its estimate of the average ratio of the average ratio of retail prices to wholesale prices— commonly known as a ‘markup’. CDTFA’s current markup estimate (as of January 1, 2020) is 80%. Due to the 15% statutory tax rate and the 80% markup estimate, the current effective tax rate on wholesale gross receipts is 27%.

In addition, the State taxes, cities and counties throughout California apply their own approaches to taxing cannabis. These approaches fall into three broad categories. First, many local governments impose the same tax rate on all cannabis businesses regardless of type. Second, many local governments impose higher tax rates on retailers than other types of cannabis businesses. Third, a few local governments license cannabis businesses but do not levy taxes specifically on cannabis. The California Legislative Analyst’s Office estimates that the average cumulative local tax rate over the whole supply chain is roughly equivalent to a 14% tax on retail sales.

After receiving approval from the BCC in August 2020, we own 100% of the issued and outstanding membership interests of Leef Industries. We have and will only engage in transactions with other licensed California marijuana businesses and have a compliance officer to oversee dispensary operations in California. We are developing standard operating procedures for this and future California holdings to ensure consistency and compliance across our California holdings. We and, to the best of our knowledge, Leef Industries, are in compliance with California’s marijuana regulatory program.

Regulation of the Medical Cannabis Market in Connecticut

The State of Connecticut has authorized cultivation, possession, and distribution of marijuana for medical purposes by certain licensed Connecticut marijuana businesses. The Medical Marijuana Program, or MMP, registers qualifying patients, primary caregivers, Dispensary Facilities, or DFs, and Dispensary Facility Employees, or DFEs. The MMP was established by Connecticut General Statutes §§ 21a-408–21a429. DFs and production facilities are separately licensed.

The MMP is administered by the Department of Consumer Protection, or DCP. Patients with qualifying debilitating medical conditions qualify to participate in the program, including patients with such conditions include but are not limited to cancer, glaucoma, positive status for human immunodeficiency virus (HIV) or acquired immune deficiency syndrome (AIDS), Parkinson’s disease, or multiple sclerosis (MS). A physician or advanced practice registered nurse must issue a written certification for an MMP patient, and the qualifying patient or caregiver must choose one designated DF where the patient’s marijuana will be obtained.

Connecticut Licensing Requirements

In Connecticut, marijuana may not be produced or dispensed without the appropriate license. The DCP determines how many facility licenses to issue based on the size and location of the DFs in operation, the number of qualifying patients registered with the DCP, and the convenience and economic benefits to qualifying patients.

When the DCP determines that additional licenses for DFs should be granted, it publishes a notice of open applications for DF licenses. This notice must include the maximum number of licenses to be granted, the deadline for receipt of applications, and the criteria that will be considered when awarding the licenses. Such criteria must include character and fitness of any person who may have control or influence over the operation of the proposed DF; the location for the proposed DF; the applicant’s ability to maintain adequate controls against the diversion, theft, or loss of marijuana; the applicant’s ability to maintain the knowledge, understanding, judgment, procedures, security controls and ethics to ensure optimal safety and accuracy in the dispensing and sale of marijuana; and the extent to which the applicant or any of the applicant’s DF backers have a financial interest in another licensee, registrant, or applicant.

Applicants for DF licenses must identify, among other things, the proposed DF location, financial statements, criminal background check applications for the applicant and applicant’s backers, a plan to prevent theft and diversion, and a blueprint of the proposed DF. An application for a DF license also requires the payment of a $5,000 fee. If approved, the licensee must pay an additional $5,000 before receiving its license. The decision of the DCP’s Commissioner, or Commissioner, not to award a DF license to an applicant is final.

Connecticut Licenses (the “Connecticut License”)

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Trulieve Bristol Inc.	Medical Marijuana Dispensary Facility License	Bristol	04/15/22	Dispensary

Connecticut Dispensary Facility Requirements

A DF may not dispense marijuana from, obtain marijuana from, or transfer marijuana to, a location outside of the state of Connecticut. DFs are limited to the following modes of obtaining, delivering, transferring, transporting, and selling marijuana:

•	A DF may acquire marijuana from a producer;
•	A DF may dispense and sell marijuana to a qualifying patient or primary caregiver registered to their facility and who is registered with the DCP;
•	A DF may dispense or sell to a research program subject pursuant to the protocols of a research program approved by the Commissioner;
•	A DF may transfer, distribute, deliver, transport, or sell to a research program employee pursuant to the protocols of a research program approved by the Commissioner;
•

A DF may transfer, distribute, deliver or transport to a hospice or other inpatient care facility licensed by the Department of Public Health that has a protocol for handling and distributing marijuana that has been approved by the DCP; and

•	A DF may transfer, distribute, deliver or transport marijuana to an approved laboratory.

Only a pharmacist licensed as a dispensary may dispense marijuana, and only a dispensary or dispensary technician may sell marijuana to qualifying patients, primary caregivers, or research program subjects who are registered with the DCP. A DF may not engage in marijuana compounding, except that a dispensary may dilute a medical marijuana product with a USP grade substance with no active ingredient for the purposes of dose titration, tapering, for the addition of a flavoring agent, or to create a maintenance dose that is not available from any producer at the time of purchase. No person associated with a DF may enter into any agreement with a certifying health care provider or health care facility concerning the provision of services or equipment that may adversely affect any person’s freedom to choose the DF at which the qualifying patient or primary caregiver will purchase marijuana, except in the case of an approved research program.

All DFEs must, at all times while at the DF, have their current dispensary license, dispensary technician registration or DFE registration available for inspection by the Commissioner or the DCP. The DF shall establish, implement and adhere to a written alcohol-free, drug-free and smoke-free workplace policy, which must be available to the DCP upon request. Marijuana may not be applied, ingested, or consumed inside a DF.

Each DF must make publicly available the price of all its marijuana products to prospective qualifying patients and primary caregivers. All marijuana must be sold in child-resistant, sealed containers except upon a written request from the qualifying patient or primary caregiver. No marijuana may be sold without the producer label. All products sold to the qualifying patient or primary caregiver must be placed in an opaque package that shall not indicate the contents of the package, the originating facility or in any other way cause another person to believe that the package may contain marijuana. Each DF must also provide information to qualifying patients and primary caregivers regarding the possession and use of marijuana. The DF manager must submit all informational material to the Commissioner for approval prior to such information being provided to qualifying patients and primary caregivers.

Connecticut Security and Storage Requirements

All facilities must have an adequate security system to prevent and detect loss of marijuana. These systems must use commercial grade equipment, including perimeter alarms, motion detectors, video cameras with 24-hour recordings (which must be retained for at least 30 days), silent alarms, panic alarms, a failure notification system, and the ability to remain operational during a power outage. Each facility must also have a back-up alarm system approved by the Commissioner. The outside perimeter of every facility must be well-lit. All equipment must be kept in good working order and tested at least twice per year.

A DF must:

•	Not maintain marijuana in excess of the quantity required for normal, efficient operation;
•	Store all marijuana in an approved safe or approved vault and in such a manner as to prevent diversion, theft or loss;
•	Maintain all marijuana in a secure area or location accessible only to specifically authorized employees, which shall include only the minimum number of employees essential for efficient operation;
•	Keep all approved safes and approved vaults securely locked and protected from entry, except for the actual time required to remove or replace marijuana;
•	Keep all locks and security equipment in good working order;
•	Keep the dispensary department securely locked and protected from entry by unauthorized employees; and
•

Post a sign at all entry ways into any area of the DF containing marijuana stating, “Do Not Enter - Limited Access Area - Access Limited to Authorized Employees Only.” All deliveries must be carried out under the direct supervision of a pharmacist licensed as a dispensary, who must be present to accept the delivery. Upon delivery, the marijuana must immediately be placed in an approved safe or approved vault within the dispensary.

No person may enter the area where marijuana is dispensed and sold unless such person is licensed or registered by the DCP; such person’s responsibilities necessitate access to the dispensary department and then for only as long as necessary to perform the person’s job duties; or such person has a patient or caregiver registration certificate, in which case such person must not be permitted behind the service counter or in other areas where marijuana is stored.

Connecticut Transportation Requirements

Prior to transporting any marijuana or marijuana product, a DF must complete a shipping manifest using a form prescribed by the Commissioner and securely transmit a copy of the manifest to the laboratory, research program location, hospice, or other inpatient care facility that will receive the products and to the DCP at least 24 hours prior to transport. These manifests must be maintained and made available to the DCP. Marijuana may only be transported in a locked, secure storage compartment that is part of the vehicle transporting the marijuana. This compartment may not be visible from outside the vehicle. Routes must be randomized.

All transport vehicles must be staffed with a minimum of two employees. At least one delivery team member is required to remain with the vehicle at all times that the vehicle contains marijuana. A delivery team member must have access to a secure form of communication with employees at the originating facility at all times that the vehicle contains marijuana. A delivery team member must physically possess a department-issued identification card at all times when transporting or delivering marijuana and must produce it to the Commissioner or law enforcement official upon request.

No marijuana may be sold, dispensed or distributed via a delivery service or any other manner outside of a DF, except that a primary caregiver may deliver marijuana to the caregiver’s qualified patient and a DFE may deliver to a hospice or other inpatient care facility licensed by the Department of Public Health that has a protocol for handling and distributing marijuana that has been approved by the DCP.

Inspections by the Commissioner

All documents required to be kept by a facility must be maintained in an auditable format for no less than three years. These records must be provided to the Commissioner or an authorized delegate immediately upon request. Additionally, the Commissioner and authorized delegates may enter any place, including a vehicle, where marijuana is held, produced, or otherwise handled, and inspect in a reasonable manner such place and all pertinent items and documents within it.

Regulation of the Medical Cannabis Market in Pennsylvania

The Pennsylvania medical marijuana program was signed into law on April 17, 2016 under Act 16, or Act 16, and provided access to state residents with one or more qualifying conditions. Pennsylvania has promulgated regulations to implement Act 16, which are primarily found in Chapters 1131 through 1210 of the Pennsylvania Code.

Under Act 16, medical marijuana refers to marijuana obtained for certified medical use by a Pennsylvania resident with at least 1 of 23 qualifying medical conditions as set by the Pennsylvania Department of Health, or DOH, pursuant to Act 16. Act 16 initially authorized 17  qualifying conditions, however, through regulatory approval, that list has expanded and now includes anxiety disorders, ALS, Autism, Cancer, Crohn’s Disease, damage to the nervous tissue of the spinal cord with neurological indication of intractable spasticity, Dyskinetic & spastic movement disorders, Epilepsy, Glaucoma, HIV & AIDS, Huntington’s Disease, IBD, Intractable Seizures, Multiple Sclerosis, Neurodegenerative diseases, Neuropathy, opioid disorder, Parkinson’s disease, PTSD, severe chronic pain of neuropathic origin or which conventional therapy is ineffective, Sickle Cell Anemia, a terminal illness, and Tourette Syndrome.

Under Act 16 and the DOH’s implementing regulations, patients who are residents of the Commonwealth and have a qualifying medical condition as certified by a physician are able to obtain medical marijuana at approved dispensaries with the Commonwealth. A registered caregiver of an approved patient may also obtain medical marijuana from an approved dispensary. As of March 1, 2021, Pennsylvania does not permit home delivery of medical marijuana.

Pennsylvania Licenses and Regulations

Act 16 authorized 2 principal categories of permits: (1) a grower/ processor facility permit, and (2) a dispensary facility permit. The Pennsylvania Department of Health was authorized to issue up to 25 grower/processor permits and up to 50 dispensary permits. A dispensary permit holder may have up to 3 dispensary locations within the primary region in which it is located.  The Commonwealth is divided into 6 regions with permits being awarded based on patient population. The Commonwealth originally awarded only 12 grower/processor permits and 27 dispensary permits. Subsequently, the Commonwealth granted additional grower/processor and dispensary permits as part of its phase II application process.  Pennsylvania also allows for a clinical registrant permit which allows clinical registrant permit holders to operate both a grower/ processor operation and multiple dispensary locations. Additionally, clinical registrants must partner with an approved medical research institution within the Commonwealth to conduct marijuana-based clinical research programs. All permit holders are required to use the state-approved seed-to-sale tracking software for all inventory management, tracking and dispensations. Pennsylvania currently utilizes the MJFreeway platform.

All grower/processor and dispensary facilities must register with the DOH. Registration certificates are valid for a period of one year and are subject to continuing reporting and annual renewal requirements. A grower/processor permit allows a permit holder to acquire wholesale from another grower/processor, possess, cultivate, and manufacture/process into medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply or sell marijuana and related supplies to medical marijuana dispensaries. A grower/processor may transport products itself or may contract with an approved transporter. A grower/processor is not limited to the region it is located in and may distribute medical marijuana products and/or medical marijuana-infused products to any approved dispensary facility within the Commonwealth.

Approved dispensaries may only purchase approved medical marijuana products and marijuana-infused products from a permitted grower/processor and may only dispense to certified patients or caregivers who present valid identification cards. Prior to dispensing medical marijuana products to a patient or caregiver, the dispensary shall: (1) verify the validity of the patient or caregiver identification card using the electronic tracking system; and (2) review the information on the patient’s most recent certification by using the electronic tracking system to access the DOH’s database. The following requirements apply: (i) if a practitioner sets forth recommendations, requirements or limitations as to the form and/or dosage of a medical marijuana product on the patient certification, the medical marijuana product dispensed to a patient or caregiver by a dispensary must conform to those recommendations, requirements or limitations; (ii) if a practitioner does not set forth recommendations, requirements or limitations as to the form or dosage of a medical marijuana product on the patient certification, the physician, pharmacist, physician assistant or certified registered nurse practitioner employed by the dispensary and working at the facility shall consult with the patient or the caregiver regarding the appropriate form and dosage of the medical marijuana product to be dispensed; and (iii) the dispensary shall update the patient certification in the electronic tracking system by entering any recommendation as to the form or dosage of medical marijuana product that is dispensed to the patient.

Pennsylvania License Categories/Types

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
PurePenn LLC	GP-5016-17	McKeesport, PA	06/20/21	Grower/Processor
Keystone Relief Centers, LLC	D-5050-17	Zelienople, PA	06/29/21	Dispensary
Keystone Relief Centers, LLC	D-5050-17	Pittsburgh, PA	06/29/21	Dispensary
Keystone Relief Centers, LLC	D-5050-17	Washington, PA	06/29/21	Dispensary

Pennsylvania Department of Health Inspections

The Pennsylvania Department of Health may conduct announced or unannounced inspections or investigations to determine the medical marijuana organization’s compliance with its permit. An investigation or inspection may include an inspection of a medical marijuana organization’s site, facility, vehicles, books, records, papers, documents, data, and other physical or electronic information.

Regulation of the Cannabis Market in West Virginia

On April 19, 2017, West Virginia Governor Jim Justice signed into law Senate Bill 386, which creates a medical cannabis program for West Virginia residents with serious medical conditions, and permits medical cannabis to be cultivated, processed, and dispensed to registered patients in essentially non-combustible forms.  The program is administered by the West Virginia Bureau for Public Health, Office of Medical Cannabis.  The Office has authority to (1) issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, (2) register medical practitioners who certify patients as having qualifying serious medical conditions, and (3) register and oversee patients with qualifying conditions.

The statute establishes a list of qualifying conditions, including (1) cancer, (2) positive status for HIV/AIDS, (3) amyotrophic lateral sclerosis, (4) Parkinson’s disease, (5) multiple sclerosis, (6) spinal cord injury, (7) epilepsy, (8) neuropathy, (9) Huntington’s disease, (10) Crohn’s disease, (11) post-traumatic stress disorder, (12) intractable seizures, (13) sickle cell anemia, (14) severe chronic pain, and (15) illness with a prognosis of less than one year of life expectancy.

In addition to Senate Bill 386, codified in Chapter 16A of the West Virginia Code, the Office of Medical Cannabis has also promulgated regulations governing the activities of growers, processors, laboratories, dispensaries, and general provisions of West Virginia’s medical marijuana program.

West Virginia Licenses and Regulations

The West Virginia statute creates three categories of licenses that a cannabis business may obtain: (1) grower, (2) processor, and (3) dispensary, corresponding to the growing of medical cannabis, the processing of cannabis plants into the products permitted under West Virginia law, and sales to registered patients, respectively. The statute provides that the Office may issue up to 10 grower permits, 10 processor permits, and 100 dispensary permits, and that it may not (1) issue more than 1 grower permit to one person, (2) issue more than 1 processor permit to one person, and (3) issue more than 10 dispensary permits to one person.

The Office of Medical Cannabis awarded 10 grower permits on October 3, 2020.  It awarded 10 processor permits on November 13, 2020.  It awarded 100 dispensary permits on January 29, 2021, and announced that, beginning February 3, 2021, West Virginia residents with qualifying medical conditions would be able to begin to submit applications to become registered patients. The Office awarded the following permits to Trulieve WV:

Holding Entity	Permit/ License	City	Expiration/Renewal Date (if applicable) (MM/DD/YY)	Description
Trulieve WV, Inc.	P060009	Huntington	11/13/21	Medical Cannabis Processor
Trulieve WV, Inc.	D490079	Buckhannon	1/28/22	Medical Cannabis Dispensary
Trulieve WV, Inc.	D310080	Morgantown	1/28/22	Medical Cannabis Dispensary
Trulieve WV, Inc.	D200078	Charleston	1/28/22	Medical Cannabis Dispensary
Trulieve WV, Inc.	D210081	Weston	1/28/22	Medical Cannabis Dispensary

Permits issued by the Office of Medical Cannabis are effective for one year from the date of issuance and may be renewed by applicants in good standing with the terms of a currently-effective permit. Permits may be suspended or revoked on the basis of failure to prevent diversion of medical cannabis, or violation of laws and rules applicable to medical cannabis businesses.

All permittees are required to make use of a state-mandated electronic tracking system that is accessible to the Office.  Permittees are also subject to requirements related to security and surveillance, recordkeeping and record retention, the acquisition, growing, and processing of medical cannabis, delivery and transportation, and controls on dispensing, including amounts and prices permitted. Growers and processors are required to contract with independent laboratories to test their products according to Office of Medical Cannabis rules.

Dispensaries are prohibited from dispensing cannabis products to anyone other than a registered patient or caregiver who presents a valid identification card from the Office.  Dispensing amounts are limited to those indicated in a registered patient’s certification by his/her medical practitioner, and in any event a dispensary may not dispense more than a 30-day supply at a given time.

The Office is permitted to conduct announced or unannounced inspections of permittees to determine their compliance with West Virginia law and regulations, and may inspect a permittee’s site, records, and other data, and may interview employees, principals, operators, and financial backers of the permittee.

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

Employees

As of, December 31, 2020, we had 4,455 full-time employees and 390 part-time employees.  We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Since the opening of our first store in 2016, our workforce has grown to nearly 5,000 employees, including personnel in our cultivation, production, transportation and retail divisions, along with our executive and support services teams. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding its human capital. As of December 31, 2020, our employees are split across company divisions as follows:

Management:	10
Cultivation:	1,177
Production	801
Retail:	2,463
Call Center:	146
Transportation:	35
Support:	213
Total:	4,845

Available Information

We maintain a website at http://www.trulieve.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Trulieve Cannabis Corp. and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Before you decide to invest in our Subordinate Voting Shares, you should consider carefully the risks described below, together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing herein. We believe the risks described below are the risks that are material to us as of the date this Annual Report on Form 10-K is filed. If any of the following risks actually occur, our business, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our Subordinate Voting Shares could decline, and you may lose part or all of your investment. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks related to Our Business and Industry

Cannabis is illegal under United States federal law.

In the United States, or the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized cannabis in some form.  However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.

Violations of any United States federal laws and regulations could result in significant fines, penalties, administrative sanctions, or settlements arising from civil proceedings conducted by either the United States federal government or private citizens.  We may also be subject to criminal charges under the CSA, and if convicted could face a variety of penalties including, but not limited to, disgorgement of profits, cessation of business activities or divestiture. Any of these penalties could have a material adverse effect on our reputation and ability to conduct our business, our holding (directly or indirectly) of medical and adult-use cannabis licenses in the United States, our financial position, operating results, profitability or liquidity or the market price of our publicly-traded shares. In addition, it is difficult for us to estimate the time or resources that would be needed for the investigation, settlement or trial of any such proceedings or charges, and such time or resources could be substantial.

The regulation of cannabis in the United States is uncertain.

Our activities are subject to regulation by various state and local governmental authorities. Our business objectives are contingent upon, in part, compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary for the sale of our products in the jurisdictions in which we operate. Any delays in obtaining or failure to obtain necessary regulatory approvals would significantly delay our development of markets and products, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, although we believe that our operations are currently carried out in accordance with all applicable state and local rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail our ability to distribute or produce marijuana. Amendments to current laws and regulations governing the importation, distribution, transportation and/or production of marijuana, or more stringent implementation thereof could have a substantial adverse impact on us.

The cannabis industry is relatively new.

We are operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as cannabidiol, or CBD, and tetrahydrocannabinol, or THC, remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

We face risks due to industry immaturity or limited comparable, competitive or established industry best practices.

As a relatively new industry, there are not many established operators in the medical and adult use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.

Shareholders and investors should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies, like us, that are in their early stages. For example, unanticipated expenses and problems or technical difficulties may occur, which may result in material delays in the operation of our business. We may fail to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of the Subordinate Voting Shares to the extent that investors may lose their entire investments.

Our ability to grow our medical and adult-use cannabis product offerings and dispensary services may be limited.

As we introduce or expand our medical and adult-use cannabis product offerings and dispensary services, we may incur losses or otherwise fail to enter certain markets successfully. Our expansion into new markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources and the possibility that returns on those investments will not be achieved for several years, if at all. In attempting to establish new product offerings or dispensary services, we may incur significant expenses and face various other challenges, such as expanding our work force and management personnel to cover these markets and complying with complicated cannabis regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these product offerings and dispensary services to consumers, and failure to do so would compromise our ability to successfully expand these additional revenue streams.

We may acquire other companies or technologies.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions.  The risks we face in connection with acquisition include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of research and development and sales and marketing functions;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company's accounting, management information, human resources, and other administrative systems;
•	the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
•	potential write-offs of intangible assets or other assets acquired in transactions that may have an adverse effect on our operating results in a given period;
•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.

Our failure to address these risks or other problems encountered in connection with any future acquisitions or investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in the incurrence of debt, contingent liabilities, amortization expenses, or the impairment of goodwill, any of which could harm our financial condition.

We may issue additional Subordinate Voting Shares in connection with such transactions, which would dilute our other shareholders’ interests in us. The presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition could have a material adverse effect on our business, results of operations, prospects and financial condition. A strategic transaction may result in a significant change in the nature of our business, operations and strategy. In addition, we may encounter unforeseen obstacles or costs in implementing a strategic transaction or integrating any acquired business into our operations.

If we cannot manage our growth, it could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to growth-related risks, including capacity constraints and pressure on our internal systems and controls. Our ability to manage growth effectively will require us to continue to implement and improve our operational and financial systems and to expand, train and manage our employee base. Our inability to successfully manage our growth may have a material adverse effect on our business, financial condition, results of operations or prospects.

Anti-Money Laundering Laws in the United States may limit access to funds from banks and other financial institutions.

In February 2014, the Financial Crimes Enforcement Network, or FinCEN, bureau of the United States Treasury Department issued guidance (which is not law) with respect to financial institutions providing banking services to cannabis businesses, including burdensome due diligence expectations and reporting requirements. While the guidance advised prosecutors not to focus their enforcement efforts on banks and other financial institutions that serve marijuana-related businesses, so long as they meet certain conditions, this guidance does not provide any safe harbors or legal defenses from examination or regulatory or criminal enforcement actions by the United States Department of Justice, or DOJ, FinCEN or other federal regulators. Because of this and the fact that the guidance may be amended or revoked at any time, most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. In addition to the foregoing, banks may refuse to process debit card payments and credit card companies generally refuse to process credit card payments for cannabis-related businesses. As a result, we may have limited or no access to banking or other financial services in the United States and may have to operate our United States business on an all-cash basis. If we are unable or limited in our ability to open or maintain bank accounts, obtain other banking services or accept credit card and debit card payments, it may be difficult for us to operate and conduct our business as planned. Although, we are actively pursuing alternatives that ensure our operations will continue to be compliant with the FinCEN guidance (including requirements related to disclosures about cash management and U.S. federal tax reporting), we may not be able to meet all applicable requirements.

We are also subject to a variety of laws and regulations in the United States that involve money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

In the event that any of our operations or related activities in the United States were found to be in violation of money laundering legislation or otherwise, those transactions could be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or effect other distributions.

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

If cannabis is re-classified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is re-categorized as a Schedule II or lower controlled substance, the resulting re-classification would result in the need for approval by United States Food and Drug Administration, or FDA, if medical claims are made about our medical cannabis products. As a result of such a re-classification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the United States Drug Enforcement Administration, or DEA. In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.

Should the United States federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the growth, cultivation, harvesting and processing of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical-use cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

We could be materially adversely impacted due to restrictions under U.S. border entry laws.

Because cannabis remains illegal under U.S. federal law, those investing in Canadian companies with operations in the U.S. cannabis industry could face detention, denial of entry or lifetime bans from the United States as a result of their business associations with U.S. cannabis businesses. Entry into the United States happens at the sole discretion of United States Customs and Border Patrol, or CBP, officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-U.S. citizen or foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal law, could mean denial of entry to the United States. Business or financial involvement in the cannabis industry in the United States could also be reason enough for denial of entry into the United States. On September 21, 2018, the CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances.  According to the statement, because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the marijuana industry in U.S. states where it is legal under state law may affect admissibility to the United States. On October 9, 2018, the CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry in Canada. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada who seeks to come into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, the CBP has affirmed that employees, directors, officers and managers of and investors in companies involved in business activities related to cannabis in the United States (such as Trulieve), who are not U.S. citizens face the risk of being barred from entry into the United States for life.

As a cannabis company, we may be subject to heightened scrutiny in Canada and the United States that could materially adversely impact the liquidity of the Subordinate Voting Shares.

Our existing operations in the United States, and any future operations, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the United States and Canada.

Given the heightened risk profile associated with cannabis in the United States, The Canadian Depository of Securities, or CDS, may implement procedures or protocols that would prohibit or significantly impair the ability of CDS to settle trades for companies that have cannabis businesses or assets in the United States.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, the parent company of CDS, announced the signing of a Memorandum of Understanding, which we refer to as the TMX MOU, with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the United States. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the United States. However, there can be no assurances given that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of the Subordinate Voting Shares to settle trades. In particular, the Subordinate Voting Shares would become highly illiquid until an alternative was implemented, and investors would have no ability to effect a trade of the Subordinate Voting Shares through the facilities of a stock exchange.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure and growth and for regulatory compliance, which could have a material adverse impact on our results of operations, financial condition and cash flows. In addition, future changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase our compliance costs or give rise to material liabilities, which could have a material adverse effect on our business, results of operations and financial condition. Our efforts to grow our business may be more costly than expected, and we may not be able to increase our revenue enough to offset these higher operating expenses. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays, and other unknown events. If we are unable to achieve and sustain profitability, the market price of our securities may significantly decrease.

The market for the Subordinate Voting Shares may be limited for holders of our securities who live in the United States.

Given the heightened risk profile associated with cannabis in the United States, capital markets participants may be unwilling to assist with the settlement of trades for U.S. resident securityholders of companies with operations in the U.S. cannabis industry, which may prohibit or significantly impair the ability of securityholders in the United States to trade our securities. In the event residents of the United States are unable to settle trades of our securities, this may affect the pricing of such securities in the secondary market, the transparency and availability of trading prices and the liquidity of these securities.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

The global outbreak of the novel strain of the coronavirus known as COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally, resulting in an economic slowdown. Global equity markets have experienced significant volatility and weakness. Governments and central banks have reacted with significant monetary and fiscal interventions designed to stabilize economic conditions. The duration and impact of the COVID-19 outbreak is unknown at this time, as is the efficacy of the government and central bank interventions. It is not possible to reliably estimate the length and severity of these developments or their impact on our financial results and condition. Thus far, the COVID-19 pandemic has not had a material adverse effect on our business, financial condition and results of operations.

Nonetheless, our business could be materially and adversely affected by the risks, or the public perception of the risks, related to the continuing COVID-19 pandemic. The risk of a pandemic, or public perception of such a risk, could cause customers to avoid public places, including retail properties, and could cause temporary or long-term disruptions in our supply chains and/or delays in the delivery of our products. These risks could also adversely affect our customers' financial condition, resulting in reduced spending for the products we sell. Moreover, any epidemic, pandemic, outbreak or other public health crisis, including COVID-19, could cause our employees to avoid our properties, which could adversely affect our ability to adequately staff and manage our businesses. “Shelter-in-place” or other such orders by governmental entities could also disrupt our operations if employees who cannot perform their responsibilities from home are not able to report to work. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our stores or other facilities. Although our medical dispensaries in Florida and Connecticut have been considered essential services and therefore have been allowed to remain operational, our adult-use operations may not be allowed to remain open during the COVID-19 pandemic.

The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent its further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition, growth strategies and results of operations.

We may not be able to locate and obtain the rights to operate at preferred locations.

In Massachusetts and other states, the local municipality has authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities.

As a cannabis business, we are subject to certain tax provisions that have a material adverse effect on our business, financial condition and results of operations.

Under Section 280E of the U.S. Internal Revenue Code of 1986, as amended, or the IRC, “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the United States Internal Revenue Service, or the IRS, to cannabis operations, prohibiting them from deducting expenses directly associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses.

We expect to be subject to taxation in both Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

We are a Canadian corporation, and as a result generally would be classified as a non-United States corporation under the general rules of U.S. federal income taxation. IRC Section 7874, however, contains rules that can cause a non-United States corporation to be taxed as a United States corporation for U.S. federal income tax purposes. Under IRC Section 7874, a corporation created or organized outside of the United States will nevertheless be treated as a United States corporation for U.S. federal income tax purposes, which is referred to as an inversion, if each of the following three conditions are met: (i) the non-United States corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury regulations, substantially all of the assets held, directly or indirectly, by a United States corporation, (ii) after the acquisition, the former stockholders of the acquired United States corporation hold at least 80% (by vote or value) of the shares of the non-United States corporation by reason of holding shares of the acquired United States corporation, and (iii) after the acquisition, the non-United States corporation’s expanded affiliated group does not have substantial business activities in the non-United States corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities.

Pursuant to IRC Section 7874, we are classified as a United States corporation for United States federal income tax purposes and are subject to United States federal income tax on our worldwide income. Regardless of any application of IRC Section 7874, however, we expect to be treated as a Canadian resident company for purposes of the Canadian Income Tax Act, as amended. As a result, we are subject to taxation both in Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

We may not have access to United States bankruptcy protections available to non-cannabis businesses.

Because cannabis is a Schedule I controlled substance under the CSA, many courts have denied cannabis businesses federal bankruptcy protections, making it difficult for lenders to be made whole on their investments in the cannabis industry in the event of a bankruptcy. If we were to experience a bankruptcy, there is no guarantee that United States federal bankruptcy protections would be available to us, which would have a material adverse effect on us and may make it more difficult for us to obtain debt financing.

We are a holding company and our ability to pay dividends or make other distributions to shareholders may be limited.

Trulieve Cannabis Corp. is a holding company and essentially all of its assets are the capital stock of its subsidiaries. We currently conduct substantially all of our business through Trulieve US, which currently generates substantially all of our revenues. Consequently, our cash flows and ability to complete current or desirable future growth opportunities are dependent on the earnings of Trulieve US and our other subsidiaries and the distribution of those earnings to Trulieve Cannabis Corp. The ability of our subsidiaries to pay dividends and other distributions will depend on those subsidiaries’ operating results and will be subject to applicable laws and regulations that require that solvency and capital standards be maintained by a subsidiary company and contractual restrictions contained in the instruments governing any current or future indebtedness of our subsidiaries. In the event of a bankruptcy, liquidation or reorganization of Trulieve US or another of our subsidiaries, holders of indebtedness and trade creditors of that subsidiary may be entitled to payment of their claims from that subsidiary’s assets before we or our shareholders would be entitled to any payment or residual assets.

There is doubt regarding our ability to enforce contracts.

It is a fundamental principle of law that a contract will not be enforced if it involves a violation of law or public policy. Because cannabis remains illegal at a federal level in the United States, judges in multiple states have on a number of occasions refused to enforce contracts for the repayment of money when the loan was used in connection with activities that violate U.S. federal law, even if there is no violation of state law. There remains doubt and uncertainty that we will be able to legally enforce our contracts. If we are unable to realize the benefits of or otherwise enforce the contracts into which we enter, it could have a material adverse effect on our business, financial condition and results of operations.

We face increasing competition that may materially and adversely affect our business, financial condition and results of operations.

We face competition from companies that may have greater capitalization, access to public equity markets, more experienced management or more maturity as a business. The vast majority of both manufacturing and retail competitors in the cannabis market consists of localized businesses (those doing business in a single state), although there are a few multistate operators with which we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitive growth are also part of the competitive landscape. Similarly, as we execute our growth strategy, operators in our future state markets will inevitably become direct competitors. We are likely to continue to face increasing and intense competition from these companies. Increased competition by larger and better financed competitors could materially and adversely affect our business, financial condition and results of operations.

If the number of users of adult-use and medical marijuana in the United States increases, the demand for products will increase. Consequently, we expect that competition will become more intense as current and future competitors begin to offer an increasing number of diversified products to respond to such increased demand. To remain competitive, we will require a continued investment in research and development, marketing, sales and client support. We may not have sufficient resources to maintain sufficient levels of investment in research and development, marketing, sales and client support efforts to remain competitive, which could materially and adversely affect our business, financial condition and results of operations.

The cannabis industry is undergoing rapid growth and substantial change, which has resulted in an increase in competitors, consolidation and the formation of strategic relationships. Acquisitions or other consolidating transactions could harm us in a number of ways, including losing customers, revenue and market share, or forcing us to expend greater resources to meet new or additional competitive threats, all of which could harm our operating results. As competitors enter the market and become increasingly sophisticated, competition in our industry may intensify and place downward pressure on retail prices for our products and services, which could negatively impact our profitability.

We are subject to limits on our ability to own the licenses necessary to operate our business, which will adversely affect our ability to grow our business and market share in certain states.

In certain states, the cannabis laws and regulations limit not only the number of cannabis licenses issued, but also the number of cannabis licenses that one person or entity may own in that state. For example, in Massachusetts, no person or entity may have an ownership interest in, or control over, more than three medical licenses or three adult-use licenses in any category, which include cultivation, product manufacturing, transport or retail. Such limitations on the acquisition of ownership of additional licenses within certain states may limit our ability to grow organically or to increase our market share in affected states.

We may not be able to accurately forecast our operating results and plan our operations due to uncertainties in the cannabis industry.

Because U.S. federal and state laws prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry, the third-party market data available to us is limited and unreliable.  Accordingly, we must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. Our market research and projections of estimated total retail sales, demographics, demand, and similar consumer research, are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of the our management team.  A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

We are subject to risks related to growing an agricultural product.

Our business involves the growing of cannabis, an agricultural product. Such business is subject to the risks inherent in the agricultural business, such as losses due to infestation by insects or plant diseases and similar agricultural risks. Although much of our growing is expected to be completed indoors, there can be no assurance that natural elements will not have a material adverse effect on our future production.

We may not be able to adequately protect our intellectual property.

As long as cannabis remains illegal under U.S. federal law as a Schedule I controlled substance under the CSA, the benefit of certain federal laws and protections that may be available to most businesses, such as federal trademark and patent protection, may not be available to us. As a result, our intellectual property may never be adequately or sufficiently protected against the use or misappropriation by third parties. In addition, since the regulatory framework of the cannabis industry is in a constant state of flux, we can provide no assurance that we will ever obtain any protection for our intellectual property, whether on a federal, state or local level.

Our property is subject to risk of civil asset forfeiture.

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry that is either used in the course of conducting or comprises the proceeds of a cannabis business could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal process, it could become subject to forfeiture.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business.

We are subject to various SEC reporting and other regulatory requirements. We have incurred and will continue to incur expenses and, to a lesser extent, diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act of 2002, or the subsequent testing by our independent registered public accounting firm when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retrospective changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares.

We are highly dependent on certain key personnel.

We depend on key managerial personnel, including Kim Rivers, our President and Chief Executive Officer, for our continued success, and our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified management personnel, or be unable to attract or retain personnel necessary to operate or expand our business.  The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could harm our business development programs and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues, and could have a material adverse effect on our business, financial condition and results of operations.

We may be at a higher risk of IRS audit.

Based on anecdotal information, we believe there is a greater likelihood that the Internal Revenue Service will audit the tax returns of cannabis-related businesses. Any such audit of our tax returns could result in our being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

We face inherent risks of liability claims related to the use of our products.

As a distributor of products designed to be ingested by humans, we face an inherent risk of exposure to product liability claims, regulatory action and litigation if our products cause or are alleged to have caused significant loss or injury. We may be subject to various product liability claims, including, among others, that our products caused injury or illness, include inadequate instructions for use or include inadequate warnings concerning possible side effects or interactions with other substances. A product liability claim or regulatory action against us, whether or not successful, could result in materially increased costs, adversely affect our reputation with our clients and consumers generally, and have a material adverse effect on our results of operations and financial condition.

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating and the market price for the Subordinate Voting Shares. Even if we achieve a successful result in any litigation in which we are involved, the costs of litigation and redirection of our management’s time and attention could have an adverse effect on our results of operations and financial condition.

Our medical marijuana business may be impacted by consumer perception of the cannabis industry, which we cannot control or predict.

We believe that the medical marijuana industry is highly dependent upon consumer perception regarding the safety, efficacy and quality of medical marijuana distributed to those consumers. Consumer perception of our products may be significantly influenced by scientific research or findings, regulatory investigations, litigation, media attention and other publicity regarding the consumption of medical marijuana products. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the medical marijuana market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows.

Product recalls could result in a material and adverse impact on our business, financial condition and results of operations.

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our significant brands were subject to recall, the image of that brand and our company generally could be harmed. Any recall could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

We could be subject to criminal prosecution or civil liabilities under RICO.

The Racketeer Influenced Corrupt Organizations Act (“RICO”) criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce. While intended to provide an additional cause of action against organized crime, due to the fact that cannabis is illegal under U.S. federal law, the production and sale of cannabis qualifies cannabis related businesses as “racketeering” as defined by RICO. As such, all officers, managers and owners in a cannabis related business could be subject to criminal prosecution under RICO, which carries substantial criminal penalties.

RICO can create civil liability as well: persons harmed in their business or property by actions which would constitute racketeering under RICO often have a civil cause of action against such “racketeers,” and can claim triple their amount of estimated damages in attendant court proceedings. Trulieve or its subsidiaries, as well as its officers, managers and owners could all be subject to civil claims under RICO.

We are subject to security risks related to our products as well as our information and technology systems.

Given the nature of our product and its limited legal availability, we are at significant risk of theft at our facilities. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential patients from choosing our products.

In addition, we collect and store personal information about our patients and we are responsible for protecting that information from privacy breaches. We store certain personally identifiable information and other confidential information of our customers on our systems and applications. Though we maintain robust, proprietary security protocols, we may experience attempts by third parties to obtain unauthorized access to the personally identifiable information and other confidential information of our customers. This information could also be otherwise exposed through human error or malfeasance. The unauthorized access or compromise of this personally identifiable information and other confidential information could have a material adverse impact on our business, financial condition and results of operations.

A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly patient lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition and results of operations.

Our operations depend and will depend, in part, on how well we protect our networks, equipment, information technology, or IT, systems and software against damage from a number of threats, including, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism and theft. Our operations also depend and will continue to depend on the timely maintenance, upgrade and replacement of networks, equipment, IT systems and software, as well as preemptive expenses to mitigate the risks of failures. Any of these and other events could result in information system failures, delays and/or increase in capital expenses. The failure of information systems or a component of information systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general. Currently, there is no labor organization that has been recognized as a representative of our employees. However, it is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

We face risks related to our products.

We have committed and expect to continue committing significant resources and capital to develop and market existing products and new products and services. These products are relatively untested in the marketplace, and we cannot assure shareholders and investors that we will achieve market acceptance for these products, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the industry. In addition, new products and services may pose a variety of challenges and require us to attract additional qualified employees. The failure to successfully develop, manage and market these new products and services could seriously harm our business, prospects, revenue, results of operation and financial condition.

Our significant indebtedness may adversely affect our business, financial condition and financial results.

Our ability to make certain payments or advances will be subject to applicable laws and contractual restrictions in the instruments governing our indebtedness, including the $70.0 million in aggregate principal amount of notes we issued on June 18, 2019 and the $60.0 million in aggregate principal amount of notes is issued on November 7, 2019. The contractual restrictions in the instruments governing such notes include restrictive covenants that limit our discretion with respect to certain business matters. These covenants place restrictions on, among other things, our ability to create liens or other encumbrances, to pay distributions or make certain other payments, and to sell or otherwise dispose of certain assets. A failure to comply with such obligations could result in a default, which, if not cured or waived, could permit acceleration of the relevant indebtedness. Our significant indebtedness could have important consequences, including: (i) our ability to obtain additional financing for working capital, capital expenditures, or acquisitions may be limited; and (ii) all or part of our cash flow from operations may be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for operations. These factors may adversely affect our cash flow. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially and adversely affect our business, results of operations, and financial condition.

We may be unable to obtain adequate insurance coverage.

We have obtained insurance coverage with respect to workers’ compensation, general liability, directors’ and officers’ liability, fire and other similar policies customarily obtained for businesses to the extent commercially appropriate; however, because we are engaged in and operate within the cannabis industry, there are exclusions and additional difficulties and complexities associated with our insurance coverage that could cause us to suffer uninsured losses, which could adversely affect our business, results of operations, and profitability. There is no assurance that we will be able to obtain insurance coverage at a reasonable cost or fully utilize such insurance coverage, if necessary.

We rely on key utility services.

Our business is dependent on a number of key inputs and their related costs, including raw materials and supplies related to our growing operations, as well as electricity, water and other local utilities. Our cannabis growing operations consume and will continue to consume considerable energy, which makes us vulnerable to rising energy costs. Accordingly, rising or volatile energy costs may, in the future, adversely impact our business and our ability to operate profitably. Additionally, any significant interruption or negative change in the availability or economics of the supply chain for our key inputs could materially impact our business, financial condition and operating results. If we are unable to secure required supplies and services on satisfactory terms, it could have a materially adverse impact on our business, financial condition and operating results.

Risks related to owning Subordinate Voting Shares

Additional issuances of Multiple Voting Shares or Subordinate Voting Shares may result in further dilution and could have anti-takeover effects.

We may issue additional equity or convertible debt securities in the future, which may dilute an existing shareholder’s holdings. Our articles permit the issuance of an unlimited number of Multiple Voting Shares and Subordinate Voting Shares, and existing shareholders will have no pre-emptive rights in connection with such further issuances. Our board of directors has discretion to determine the price and the terms of further issuances. The ability of our board of directors to issue additional Multiple Voting shares and/or Subordinate Voting Shares could also have anti-takeover effects. Moreover, we will issue additional Subordinate Voting Shares on the conversion of the Multiple Voting Shares in accordance with their terms. To the extent holders of our options, warrants or other convertible securities convert or exercise their securities and sell Subordinate Voting Shares they receive, the trading price of the Subordinate Voting Shares may decrease due to the additional amount of Subordinate Voting Shares available in the market. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, our investors will suffer dilution to their voting power and economic interest.

Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.

Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of December 31, 2020, we had an aggregate of 596,215.37 Multiple Voting Shares and Super Voting Shares outstanding, which were convertible into an aggregate of 59,621,537 Subordinate Voting Shares. Each Super Voting Share was automatically converted, without further action by the holder thereof, into Multiple Voting Shares on March 21, 2021. If all or a substantial portion of our Multiple Voting Shares are converted into Subordinate Voting Shares, the potential for sales of substantial numbers of Subordinate Voting Shares may increase. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should it desire to do so.

Sales of substantial amounts of Subordinate Voting Shares could negatively impact the market price of the Subordinate Voting Shares.

Sales of substantial amounts of Subordinate Voting Shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities.

The market price for the Subordinate Voting Shares has been and is likely to continue to be volatile.

The market price for the Subordinate Voting Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond our control, including, but not limited to, the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii) changes in the economic performance or market valuations of companies in the cannabis industry; (iv) additions or departures of our executive officers and other key personnel; (v) release or expiration of transfer restrictions on our issued and outstanding shares; (vi) regulatory changes affecting the cannabis industry generally and our business and operations; (vii) announcements by us and our competitors of developments and other material events; (viii) fluctuations in the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility; (x) significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (xi) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xii) false or negative reports issued by individuals or companies who have taken aggressive short sale positions; and (xiii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

Financial markets have experienced significant price and volume fluctuations that have affected the market prices of equity securities of companies and that have often been unrelated to the operating performance, underlying asset values or prospects of those companies. Accordingly, the market price of the Subordinate Voting Shares may decline even if our operating results, underlying asset values or prospects have not changed.

These factors, as well as other related factors, may cause decreases in asset values that are deemed to be other than temporary, which may result in impairment losses. There can be no assurance that continuing fluctuations in price and volume will not occur. If such increased levels of volatility and market turmoil continue, our operations could be adversely impacted, and the trading price of the Subordinate Voting Shares could be materially adversely affected.

There may not be sufficient liquidity in the markets for our Subordinate Voting Shares.

Our Subordinate Voting Shares are listed for trading on the CSE under the trading symbol “TRUL” and on the OTCQX Best Market under the symbol “TCNNF.” The liquidity of any market for the shares of our Subordinate Voting Shares will depend on a number of factors, including:

•	the number of shareholders;
•	our operating performance and financial condition;
•	the market for similar securities;
•	the extent of coverage by securities or industry analysts; and
•	the interest of securities dealers in making a market in the shares.

We are subject to increased costs as a result of being a U.S. reporting company.

As a public issuer, we are subject to the reporting requirements and rules and regulations under the applicable Canadian securities laws and rules of any stock exchange on which our securities may be listed from time to time. In addition, we became subject to the reporting requirements of the United States Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder on February 4, 2021.  Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition, and results of operations.

We are an “emerging growth company” and will be able take advantage of reduced disclosure requirements applicable to emerging growth companies, which could make our Subordinate Voting Shares less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and, for as long as we continue to be an emerging growth company, we intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our Subordinate Voting Shares that are held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We intend to take advantage of these reporting exemptions described above until we are no longer an emerging growth company.  Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find our Subordinate Voting Shares less attractive if we choose to rely on these exemptions. If some investors find our Subordinate Voting Shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Subordinate Voting Shares and the price of our Subordinate Voting Shares may be more volatile.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have no material properties

Item 3. Legal Proceedings.

Except as set forth below, there are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ property is the subject matter.

On December 30, 2019, a securities class-action complaint, David McNear v. Trulieve Cannabis Corp. et al., Case No. 1:19-cv-07289, was filed against us in the United States District Court for the Eastern District of New York. On February 12, 2020, a second securities class-action complaint, Monica Acerra v. Trulieve Cannabis Corp. et al., Case No. 1:20-cv-00775, which is substantially similar to the complaint filed on December 30, 2019, was filed against us in the United States District Court for the Eastern District of New York. Both complaints name Trulieve, Kim Rivers, and Mohan Srinivasan as defendants for allegedly making materially false and misleading statements regarding our previously reported financial statements and public statements about our business, operations, and prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The complaints sought unspecified damages, costs, attorneys’ fees, and equitable relief. On March 20, 2020, the Court consolidated the two related actions under In re Trulieve Cannabis Corp. Securities Litigation, No. 1:19-cv-07289, and appointed William Kurek, John Colomara, David McNear, and Monica Acerra as Lead Plaintiffs. We filed a motion to dismiss on September 11, 2020 that was granted on March 19, 2021.  The plaintiffs have until April 8, 2021 to file an amendment to the dismissed complaint. The Company believes that the suit is immaterial and that the claims are without merit and intends to vigorously defend against them.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Subordinate Voting Shares have been listed on the Canadian Securities Exchange under the symbol “TRUL” and trade on the OTCQX Best Market under the symbol “TCNNF”.

Holders of Record

As of March 15, 2021, there were approximately 111 shareholders of record of our Subordinate Voting Shares, 8 holders of record of our Super Voting Shares and 14 holders of record of our Multiple Voting Shares.

On March 21, 2021, in accordance with the terms of our Article, an aggregate of 551,614 outstanding Super Voting Share converted automatically, without any action by the holders of such Super Voting Shares, into an aggregate of 551,614 Multiple Voting Shares.

Dividends

We have not declared dividends or distributions Subordinate Voting Shares in the past. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restriction on the payment of dividends and any other factors the board deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

For more information on equity compensation plans, see Item 12 of Part III of the Annual Report.

Stock Price Performance Graph

The following graph compares, for the period from September 27, 2018 (the day we commenced trading on the OTCQX Best Market) through December 31, 2020, the cumulative total return on our Subordinate Voting Shares, the CSE Composite Index and the Horizons Marijuana Index that consists of the North American publicly listed life sciences companies with significant business activities in the marijuana industry.  The graph assumes $100 was invested on September 27, 2018, in the Subordinate Voting Shares of Trulieve, Inc., the CSE Composite Index and the Horizons Marijuana Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN
350
300
250
200
150
100
50
-
9/1/2018
12/1/2018
3/1/2019
6/1/2019
9/1/2019
12/1/2019
3/1/2020
6/1/2020
9/1/2020
12/1/2020
Trulieve Cannabis Corp.
Horizons Marijuana Index
CSE Composite Index

This performance graph shall not be deemed to be “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that Section, and shall not be incorporated by reference into any filings of Trulieve Cannabis Corp. under the Securities Act of 1933, as amended, or the Exchange Act.

Recent Sales of Unregistered Securities

PurePenn and Solevo Wellness Acquisitions

On November 12, 2020 we issued an aggregate of 1,780,061 Subordinate Voting Shares in connection with our acquisition of PurePenn LLC and Pioneer Leasing & Consulting LLC, which we refer to collectively as PurePenn, and Keystone Relief Centers, LLC, which we refer to herein as Solevo Wellness. For purposes of our acquisition of PurePenn and Solevo Wellness, the agreed upon value of our Subordinate Voting Shares was $20.79 per share. The Subordinate Voting Shares were issued to the equity holders of PurePenn and Solevo Wellness.

No underwriters were used in the foregoing transactions. These sales of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

September 2020 Subordinate Voting Share Offering

On September 21, 2020, the Company concluded the offering and sale of 4,715,000 Subordinate Voting Shares in exchange for an aggregate offering price of $18.66. The offering was conducted pursuant to the terms of an Amended and Restated Underwriting Agreement by and among the Company and Canaccord Genuity Corp., Beacon Securities Limited, Cormark Securities Inc., Echelon Wealth Partners Inc., and PI Financial Corp as underwriters. The underwriters received an aggregate underwriting commission of approximately $4.0 million in connection with the offering. After paying the underwriting commission, the Company received aggregate consideration of $84.0 million. The offering was exempt from registration under the Securities Act pursuant to Regulation S under the Securities Act for the issuance of shares to persons outside of the United States. The U.S. offering was structured as follows: (i) a resale by the underwriters or their United States registered broker-dealer affiliates (the “U.S. Affiliate”) of the Subordinate Voting Shares purchased pursuant to the terms of the Underwriting Agreement pursuant to Rule 144A to qualified institutional buyers or (ii) a sale by the Company pursuant to Section 4(a)(2) of the Securities Act to purchasers arranged by the underwriters or their U.S. Affiliates that qualified as institutional accredited investors meeting one or more of the criteria in Rule 501(a)(1), (2), (3) or (7) of Regulation D and with whom the underwriters or their U.S. Affiliates had a pre-existing relationship.

The securities described above were issued to investors in reliance upon the exemptions from the registration requirements of the Securities Act, as set forth above. All investors described above represented to us in connection with the issuance of the Subordinate Voting Shares that they were qualified institutional buyers or institutional accredited investors.

Stock Option Grants and Exercises

From January 1, 2020 to December 31, 2020, we issued to certain employees, directors and consultants options to purchase an aggregate of 1,252,403 Subordinate Voting Shares, of which, as of December 31, 2020, 18,394 had been exercised, 113,444 had been forfeited, and 1,129,779 remained outstanding at a weighted average exercise price of $11.72 per share.

The stock options and the Subordinate Voting Shares issued and issuable upon the exercise of such options as described in this section (d) of Item 15 were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report on Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained in this Annual Report on Form 10-K.

Overview

We are a multi-state cannabis operator currently operating under licenses in six states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only California and Massachusetts have adopted legislation permitting commercialization of adult-use cannabis products.

As of December 31, 2020, we employed nearly 5,000 people, and we are committed to providing patients, which we refer to herein as “patients” or “customers,” a consistent and welcoming retail experience across Trulieve branded stores. We have eight material subsidiaries: Trulieve, Inc., or Trulieve US, Leef Industries, LLC, or Leef Industries, Life Essence, Inc., or Life Essence, Trulieve Holdings, Inc., or Trulieve Holdings, and Trulieve Bristol, Inc. (formerly The Healing Corner, Inc. and referred to herein as “Healing Corner”), PurePenn LLC, Keystone Relief Centers, LLC (which we refer to as “Solevo Wellness”), and Trulieve WV, Inc., or Trulieve WV. Each of Trulieve US, Leef Industries, Life Essence, Trulieve Holdings, Healing Corner, PurePenn LLC, Solevo Wellness and Trulieve WV is wholly owned (directly or indirectly) by Trulieve Cannabis Corp. As of December 31, 2020, substantially all of our revenue was generated from the sale of medical cannabis products in the State of Florida. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, Pennsylvania and West Virginia, have been material to our business.

Florida

Trulieve US is a vertically integrated “seed to sale” cannabis company and is the largest licensed medical marijuana company in the State of Florida. As of December 31, 2020, publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve US to have the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state. Trulieve US cultivates and produces all of its products in-house and distributes those products to patients in Trulieve branded stores (dispensaries) throughout the State of Florida, as well as directly to patients via home delivery. Our experience in the vertically integrated Florida market has given us the ability to scale and penetrate in all necessary business segments (cultivation, production, sales and distribution). Trulieve US has the experience necessary to increase market leadership in Florida and employ that expertise effectively in other regulated markets.

As of December 31, 2020, Trulieve US operated over 1,900,808 square feet of cultivation facilities across five sites. In accordance with Florida law, Trulieve US grows in secure enclosed indoor facilities and greenhouse structures.

Massachusetts

Life Essence is currently in the permitting and development phase for multiple adult-use and medical cannabis retail locations, as well as a cultivation and product manufacturing facility in Massachusetts. Life Essence has been awarded a Final Adult Use Marijuana Retailer License for an adult-use dispensary in Northampton and a Final Medical Marijuana Treatment Center License for medical marijuana cultivation and processing in Holyoke and an affiliated dispensing location in Northampton. Life Essence also holds Provisional Licenses for Adult Use cultivation and processing at the same facility in Holyoke, and provisional certificates of registration for medical marijuana dispensaries in Holyoke and Cambridge. Life Essence has received clearance to admit plant stock to the Holyoke facility, has completed adult-use licensure inspections, and now expects to receive final adult-use cultivation and processing licenses. The completion of these licensing processes will allow Life Essence to capitalize on its investment in infrastructure and engage in vertically integrated operations in both adult-use and medical markets in Massachusetts.

In October 2020, Life Essence entered into an asset purchase agreement with PCMV pursuant to which Life Essence agreed to purchase certain assets of PCMV including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. In December 2020, Life Essence entered into an asset purchase agreement with Nature’s Remedy and Sammartino Investments, LLC pursuant to which Life Essence agreed to purchase certain assets of Nature’s Remedy including a Final Marijuana Retailer License from the Cannabis Control Commission, assignment of a long-term lease for real property in Worcester, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. We expect the closing of both transactions to occur promptly following receipt of applicable state and local regulatory approvals.

California

Leef Industries operates a licensed medical and adult-use cannabis dispensary located in Palm Springs, California. Trulieve believes Leef Industries has demonstrated encouraging growth in the market, offering in-store and online shopping, along with product home delivery. Leef Industries is in the process of Trulieve rebranding and alignment with corporate operational standards, which we believe will increase consumer appeal and operational efficiency. The dispensary helps us stay abreast of trends on the west coast and in a robust and innovative cannabis market distinguished by local competition between diverse and numerous operators.

Connecticut

Healing Corner is a licensed pharmacist-managed medical cannabis dispensary located in Bristol, Connecticut. Healing Corner was founded in 2014 and provides a range of medical marijuana products produced by high quality licensed suppliers. At the dispensary, a licensed pharmacist and trained staff provide on-site counseling and education to patients. Patients may reserve their medical marijuana order through Healing Corner’s innovative Canna-Fill online system. As of December 31, 2020, Healing Corner served approximately 10% of Connecticut’s medical marijuana patient population.

Pennsylvania

On November 12, 2020, we completed the acquisition of 100% of the membership interests of: (i) PurePenn LLC and Pioneer Leasing & Consulting LLC, which we refer to collectively as PurePenn, and (ii) Keystone Relief Centers, LLC, which does business as and we refer to herein as Solevo Wellness. PurePenn operates marijuana cultivation and manufacturing facilities in the Pittsburgh, Pennsylvania area and currently wholesales the PurePenn and Moxie brands to 100% of the operating dispensaries in Pennsylvania. As of December 31, 2020, PurePenn has 35,000 square feet of cultivation space. Solevo Wellness operates three medical marijuana dispensaries with approximately 16,000 square feet of retail space, each with six points of sale, in the Pittsburgh, Pennsylvania area.

West Virginia

On November 13, 2020, Trulieve WV was awarded a processor permit by the West Virginia Office of Medical Cannabis. On January 29, 2021, Trulieve WV was notified that it has been awarded four dispensary permits by the West Virginia Office of Medical Cannabis.  On March 22, 2021, we entered into a membership interest purchase agreement with Mountaineer Holding, LLC (“Mountaineer”).  Mountaineer holds a West Virginia cultivation license and two dispensary licenses.  We expected the transaction to close promptly following regulatory approval. We are actively working to begin operations as soon as reasonably practicable, which will vary by location depending on permitting and construction timelines.

Recent Developments

In October 2020, Life Essence entered into an asset purchase agreement with Patient Centric of Martha’s Vineyard Ltd., or PCMV, pursuant to which Life Essence agreed to purchase certain assets of PCMV including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property in exchange for 258,383 Subordinate Voting Shares, of which 10,881 are subject to a holdback for six months as security for any indemnity claims by us under the asset purchase agreement. The asset purchase agreement includes customary representations, warranties and indemnities. We expect the closing of the transaction to occur promptly following receipt of applicable state and local regulatory approvals. The issuance of the Subordinate Voting Shares at the closing will have a dilutive impact on our existing shareholders.

On November 12, 2020, we completed the acquisition of 100% of the membership interests of PurePenn and Solevo Wellness, expanding our operations into the Commonwealth of Pennsylvania. Pursuant to the terms of the PurePenn acquisition agreements, we acquired PurePenn for an upfront payment of $46.0 million, comprised of 1,298,964 Subordinate Voting Shares and $19.0 million in cash, plus a potential earnout payment of up to an additional 2,405,488 Subordinate Voting Shares based on the achievement of certain agreed EBITDA milestones. Pursuant to the terms of the Solevo Wellness acquisition agreement, we acquired Solevo Wellness for an upfront purchase price of $20.0 million, comprised of 481,097 Subordinate Voting Shares and $10.0 million in cash, plus a potential earn-out payment of up to an additional 721,647 Subordinate Voting Shares based on the achievement of certain agreed EBITDA milestones. The issuance of additional Subordinate Voting Shares in connection with the earnouts, if any, will have a dilutive impact on our existing shareholders.

On November 13, 2020, Trulieve WV was awarded a processor permit by the West Virginia Office of Medical Cannabis. On January 29, 2021, Trulieve WV was notified that it has been awarded four dispensary permits by the West Virginia Office of Medical Cannabis.  On March 22, 2021, we entered into a membership interest purchase agreement with Mountaineer Holding, LLC (“Mountaineer”).  Mountaineer holds a West Virginia cultivation license and two dispensary licenses.  We expected the transaction to close promptly following regulatory approval. We are actively working to begin operations as soon as reasonably practicable, which will vary by location depending on permitting and construction timelines.

In December 2020, Life Essence entered into an asset purchase agreement with Nature’s Remedy of Massachusetts, Inc., or Nature’s Remedy, and Sammartino Investments, LLC pursuant to which Life Essence agreed to purchase certain assets of Nature’s Remedy including a Final Marijuana Retailer License from the Cannabis Control Commission, assignment of a long-term lease for real property in Worcester, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property in exchange for $7.0 million in cash and 237,881 Subordinate Voting Shares, of which 23,788 are subject to a holdback for twelve months as security for any indemnity claims by us under the asset purchase agreement. The asset purchase agreement includes customary representations, warranties and indemnities. We expect the closing of the transaction to occur promptly following receipt of applicable state and local regulatory approvals. The issuance of the Subordinate Voting Shares at the closing will have a dilutive impact on our existing shareholders.

On March 21, 2021, in accordance with the terms of our Articles, an aggregate of 551,614 outstanding Super Voting shares converted automatically, without any action by the holders of such Super Voting Shares, into an aggregate of 551,614 Multiple Voting Shares.

Management’s Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the United States, or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results.  These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our  reported financial results prepared in accordance with GAAP.  Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, share-based compensation, tax, depreciation, acquisition and transaction costs, fair value step-up of inventory from acquisitions, non-cash expenses and other income. Trulieve reports adjusted EBITDA to help investors assess the operating performance of the Corporation’s business. The financial measures noted above are metrics that have been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

As noted above, our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of Adjusted EBITDA from net income, the most directly comparable financial measure calculated in accordance with GAAP, has been included herein.

Components of Results of Operations

Revenue

We derive our revenue from cannabis products which we manufacture, sell and distribute to our customers by home delivery and in our dispensaries.

Gross Profit

Gross profit includes the costs directly attributable to product sales and includes amounts paid to produce finished goods, such as flower, and concentrates, as well as packaging and other supplies, fees for services and processing, allocated overhead which includes allocations of rent, administrative salaries, utilities, and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in margins over comparative periods as the regulatory environment changes.

Sales and Marketing

Sales and marketing expenses consist of marketing expenses related to marketing programs for our products. Personnel related costs related to additional dispensaries are the primary costs of sales and marketing. As we continue to expand and open additional dispensaries, we expect our sales and marketing expenses to continue to increase.

General and Administrative

General and administrative expenses represent costs incurred at our corporate offices, primarily related to personnel costs, including salaries, incentive compensation, benefits, and other professional service costs, including legal and accounting. We expect to continue to invest considerably in this area to support our expansion plans and to support the increasing complexity of the cannabis business. Furthermore, we expect to continue to incur acquisition and transaction costs related to our expansion plans, and we anticipate a significant increase in compensation expenses related to recruiting and hiring talent, accounting, and legal and professional fees associated with becoming compliant with the Sarbanes-Oxley Act and other public company corporate expenses.

Depreciation and Amortization

Depreciation expense is calculated on a straight-line basis using the estimated useful life of each asset.  Estimated useful life is determined by asset class and is reviewed on an annual basis and revised if necessary.  Amortization expense is amortized using the straight-line method over the estimated useful life of the intangible assets.  Useful lives for intangible assets are determined by type of asset with the initial determination of useful life determined during the valuation of the business combination.  On an annual basis, the useful lives of each intangible class of assets are evaluated for appropriateness and adjusted if appropriate.

Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income, interest expense, and the impact of the revaluation of the debt warrants.

Provision for Income Taxes

Provision for income taxes is calculated using the asset and liability method. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse.   Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As we operate in the cannabis industry, we are subject to the limits of IRC Section 280E under which we are only allowed to deduct expenses directly related to the cost of producing the products or cost of production.

Results of Operations

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Revenues, Net of Discounts	$521,533	$252,819	$268,715	106%

Revenue for the year ended December 31, 2020 was $521.5 million, an increase of $268.7 million, from $252.8 million for the year ended December 31, 2019. Increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count. In addition, we opened 28 dispensaries in Florida for the year ended December 31, 2020, which increased retail sales year over year.

Cost of Goods Sold

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Cost of Goods Sold	$135,116	$60,982	$74,134	122%
% of Total Revenues	26%	24%

Cost of goods sold for the year ended December 31, 2020 was $135.1 million, an increase of $74.1 million, from $61.0 million for the year ended December 31, 2019, due to an increase in retail sales as a result of an increase in dispensaries and patient count. Cost of goods sold as a percentage of revenue increased from 24% for the year ended December 31, 2019 to 26% for the year ended December 31, 2020 due to our expansion into new markets, one-time costs associated with the SAP implementation, inventory flow-through and product mix.

Gross Profit

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Gross Profit	$386,418	$191,837	$194,581	101%
% of Total Revenues	74%	76%

Gross profit for the year ended December 31, 2020 was $386.4 million, up $194.6 million or 101% from $191.8 million for the year ended December 31, 2019, as a result of an increase in retail sales due to an increase in the number of dispensaries and patient count. Gross profit as a percentage of revenue decreased from 76% for the year ended December 31, 2019 to 74%, for the year ended December 31, 2020.  This decrease is caused by an increase in depreciation related to capital expenditures in cultivation and processing to support business growth, expansion into new markets, one-time costs associated with the SAP implementation, inventory flow-through and product mix.

Sales and Marketing Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Sales and Marketing Expenses	$119,395	$59,349	$60,046	101%
% of Total Revenues	23%	23%

Sales and marketing expense increased from $59.3 million for the year ended December 31, 2019, to $119.4 million for the year ended December 31, 2020, an increase of $60.0 million. The increase in sales and marketing is the result of a higher head count for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share.  This increased head count resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
General and Administrative Expenses	$36,056	$14,071	$21,985	156%
% of Total Revenues	7%	6%

General and administrative expense for the year ended December 31, 2020 increased to $36.1 million from $14.1 million for the year ended December 31, 2019, an increase of $22.0 million. The increase in general and administrative expense is the result of entering new markets and ramping our infrastructure to support growth initiatives and go-forward compliance.

Depreciation and Amortization Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Depreciation and Amortization Expenses	$12,600	$5,079	$7,521	148%
% of Total Revenues	2%	2%

Depreciation and amortization expenses for the year ended December 31, 2020 was $12.6 million, up $7.5 million, or 148%, from $5.1 million for the year ended December 31, 2019. The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in more capitalized assets from the additional dispensaries.  Furthermore, depreciation expense increased due to additional finance leases added.

Total Other Income (Expense), Net

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Total Other Income (Expense), Net	$(60,917)	$(9,658)	$(51,259)	531%
% of Total Revenues	(12)%	(4)%

Total other income (expense), net for the year ended December 31, 2020 was $(60.9) million, an increase of $51.3 million or 531%, from $(9.7) million for the year ended December 31, 2019. The overall increase is the result of our revaluation of debt warrants impacted by the increases in our stock value which were originally denominated in Canadian dollars.  The expense for the year ended December 31, 2020 was $42.7 million compared to $0.8 million for the year ended December 31, 2019.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. As a result of this, the Public Warrant converted to equity and eliminated the necessity of revaluation expense in future periods.  Additionally, interest expense increased as a result of the addition of finance leases to support business growth, for the year ended December 31, 2020.

Provision for Income Taxes

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Provision for Income Taxes	$94,451	$50,586	$43,865	87%
Effective Tax Rate

Income tax expense for the year ended December 31, 2020 increased to $94.5 million from $50.6 million for the year ended December 31, 2019, an increase of $43.9 million as a result of a $194.6 million increase in gross profit for the same periods. Under IRC Section 280E, Cannabis Companies are only allowed to deduct expenses that are directly related to production of the products. The increase in income tax expense is due to the significant increase in gross profit as a result of the increase in retail sales partially offset by increase in production costs as a percentage of revenue.

Net Income

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Net Income and Comprehensive Income	$62,999	$53,094	$9,905	19%

Net income for the year ended December 31, 2020 was $63.0 million, an increase of $9.9 million or 19%, from $53.1 million for the year ended December 31, 2019. The increase in net income was driven primarily by an increase in retail sales as a result of opening twenty-eight additional dispensaries in Florida during the year ended December 31, 2020. This net increase to net income was offset by gross profit which was driven by increased depreciation related to capital expenditures in cultivation and processing, expansion into new markets, one-time costs associated with the SAP implementation, inventory flow-through and product mix.  In addition, increases in sales and marketing and general and administrative expenses such as personnel costs, dispensary expenses, depreciation, interest expense, costs of entering new markets, ramping infrastructure and go-forward compliance, all contributed to the offset in net income. Income taxes also significantly increased period over period due to higher profit.  Lastly, other expense increased as a result of the revaluation of our debt warrants for the year ended December 31, 2020

Adjusted EBITDA

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Adjusted EBITDA	$250,952	$126,409	$124,543	99%

Adjusted EBITDA for the year ended December 31, 2020, was $251.0 million, an increase of $124.5 million or 99%, from $126.4 million for the year ended December 31, 2019. The following table presents a reconciliation of GAAP net income (loss) to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Net Income and Comprehensive Income	$62,999	$53,094
Add (Deduct) Impact of:
Depreciation and Amortization	12,600	5,079
Depreciation included in Cost of Goods Sold	11,542	7,992
Interest Expense, Net	20,237	9,050
Provision for Income Taxes	94,451	50,586
EBITDA	201,829	125,802
Share-Based Compensation	2,765	—
Other Expense (Income), Net	40,680	607
Acquisition and Transaction Costs	4,724	—
Inventory Step up, Fair value	955	—
Total Adjustment	$187,953	$73,314
Adjusted EBITDA	$250,952	$126,409

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Revenue, Net of Discounts

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Revenues, Net of Discounts	$252,819	$102,817	$150,002	146%

Revenue for the year ended December 31, 2019 was $252.8 million, an increase of $150.0 million, from $102.8 million for the year ended December 31, 2018.  Increase in revenue is the result of an increase in our organic growth in retail sales due to the increase in products available for purchase and overall patient count.  In addition, we opened 20 additional dispensaries for the year ended December 31, 2019, which increased retail sales year over year.

Cost of Goods Sold

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Cost of Goods Sold	$60,982	$22,385	$38,596	172%
% of Total Revenues	24%	22%

Cost of goods sold for the year ended December 31, 2019 was $61.0 million, an increase of $38.6 million, from $22.4 million for the year ended December 31, 2018 due to increased retail sales as a result of our increase in dispensaries and patient count.  Our cost of goods sold as a percentage of revenue increased from 22% for the year ended December 31, 2018 to 24% for the year ended December 31, 2019 due to the change in product mix as we introduced additional products during this period that had higher production costs.

Gross Profit

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Gross Profit	$191,837	$80,431	$111,406	139%
% of Total Revenues	76%	78%

Gross profit for the year ended December 31, 2019 was $191.8 million, an increase of $111.4 million, from $80.4 million for the year ended December 31, 2018.  Gross profit as a percentage of revenue decreased from December 31, 2018 compared to December 31, 2019 from 78% for 76%, respectively.  Our increase of $111.4 million period over period is the result of the increase in retail sales due to the increase in our number of dispensaries and patient count.  Our decrease in gross profit percentage is the result of adding additional products with higher production costs during the same period.

Sales and Marketing Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Sales and Marketing Expenses	$59,349	$25,050	$34,299	137%
% of Total Revenues	23%	24%

Sales and marketing expense increased from $25.1 million for the year ended December 31, 2018, to $59.3 million for the year ended December 31, 2019, an increase of $34.3 million.  The increase in sales and marketing is the result of higher head count for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as we continue to build our sales team to maintain and further drive higher growth in sales and market share.  The increased head count resulted in higher personnel costs, which is the driver for the increase in sales and marketing year over year.

General and Administrative Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
General and Administrative Expenses	$14,071	$19,156	$(5,085)	(27%)
% of Total Revenues	6%	19%

General and administrative expense for the year ended December 31, 2019 decreased to $14.1 million from $19.2 million for the year ended December 31, 2018, a decrease of $5.1 million.  The decrease in general and administrative expense is the result of recording in 2018 the remaining stock compensation of $15.0 million related to founders’ warrants.  This decrease in expense for the year ended December 31, 2019 is offset by an increase in infrastructure expenses to support our continued business growth.

Depreciation and Amortization Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Depreciation and Amortization Expenses	$5,079	$1,138	$3,941	346%
% of Total Revenues	2%	1%

Depreciation and amortization expenses for the year ended December 31, 2019 was $5.1 million, up $3.9 million, or 346% from $1.1 million for the year ended December 31, 2018.  The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in more capitalized assets from the additional dispensaries and cultivation space.  Additionally, we implemented Accounting Standards Codification, or ASC 842, Leases in 2019 and as a result there was additional amortization from finance leases.

Total Other Income (Expense), Net

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Total Other Income (Expense), Net	$(9,658)	$(2,044)	$(7,614)	373%
% of Total Revenues	(4)%	(2)%

Total other income (expense), net for the year ended December 31, 2019 was $(9.7) million, an increase of $(7.6) million or 373%, from $(2.0) million for the year ended December 31, 2018.  The increase is the result of interest expenses related to the June and November Notes and the addition of finance leases in accordance with the new lease accounting standard effective for the year ended December 31, 2019.

Provision for Income Taxes

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Provision for Income Taxes	$50,586	$22,151	$28,435	128%
Effective Tax Rate	49%	67%

Income tax expense for the year ended December 31, 2019 increased to $50.6 million from $22.2 million for the year ended December 31, 2018, an increase of $28.4 million as a result of a $111.4 million increase in gross profit for the same periods.  Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products.  The increase in income tax expense is due to the significant increase in gross profit as a result of the increase in retail sales partially offset by increase in production costs as a percentage of revenue due to the introduction of products with higher production costs.

Net Income and Comprehensive Income

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2019	2018	$ %
	(dollars in thousands)
Net Income and Comprehensive Income	$53,094	$10,893	$42,202	387%

Net income for the year ended December 31, 2019 was $53.1 million, an increase of $42.2 million, or 387%, from $10.9 million for the year ended December 31, 2018.  The increase in net income was driven by the increase in retails sales as a result of opening twenty additional dispensaries during the year ended December 31, 2019. Gross profit as a percentage of revenue decreased period over period due to the introduction of new products with higher production costs.  This net increase to net income was offset by the net increase in sales and marketing and general and administrative expenses related to the increase in personnel costs and increases in dispensary expense such as insurance, depreciation and interest expense costs.  In addition, due to the implementation of the new accounting standard for leases, additional depreciation and interest expense was recorded period over period due to the additional leases completed for the new dispensaries.  Income taxes also increased significantly period over period due to the higher margins realized due to the increase in revenue and efficiencies in production offset by production mix.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. Our current, principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $146.7 million and $91.8 million as of December 31, 2020 and 2019, respectively.

We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the report issuance date through at least the next 12 months.

Our primary uses of cash are for working capital requirements, capital expenditures and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as costs related to the growth, manufacture and production of our products. Our capital expenditures consist primarily of additional facilities and dispensaries, improvements in existing facilities and product development.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations, and financial condition.

The following table presents our cash and outstanding debt as of the dates indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash and Cash Equivalents	$146,713	$91,813
Outstanding Debt:
Notes Payable	6,000	6,000
Notes Payable - Related Party	12,011	12,903
Other Long-Term Liabilities	130,000	130,000
Warrant Liability	—	9,892
Operating Lease Liability	29,605	23,143
Finance Lease Liability	38,935	19,439
Construction Finance Liability	$82,047	$22,956

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Year Ended
	December 31,
	2020	2019	2018
	(dollars in thousands)
Net Cash Provided by Operating Activities	$99,643	$19,073	$23,517
Net Cash Used in Investing Activities	(174,654)	(94,673)	(51,055)
Net Cash Provided by Financing Activities	129,911	142,982	50,561
Net Increase in Cash and Cash Equivalents	54,900	67,383	23,023
Cash and Cash Equivalents, Beginning of Year	91,813	24,430	1,407
Cash and Cash Equivalents, End of Year	$146,713	$91,813	$24,430

Cash Flow from Operating Activities

Net cash provided by operating activities was $99.6 million for the year ended December 31, 2020, an increase of $80.6 million, compared to $19.1 million net cash provided by operating activities during the year ended December 31, 2019. This is primarily due to organic growth of our business partially offset by net working capital including inventory, as we ramp the business to support the growth.

Net cash provided by operating activities was $19.1 million for the year ended December 31, 2019, a decrease of $4.4 million, compared to $23.5 million net cash provided by operating activities during the year ended December 31, 2018.  This is primarily due to the impact of changes in inventory and accounts payable and accrued liabilities related to our growth and expanded product mix, partially offset by our increase in net income as a result of the increase in dispensaries and organic growth as a result of increase in patient count.

Cash Flow from Investing Activities

Net cash used in investing activities was $174.7 million for the year ended December 31, 2020, an increase of $80.0 million, compared to the $94.7 million net cash used in investing activities for the year ended December 31, 2019.  The increase is due to the Pennsylvania acquisition in 2020 and the increase of property and equipment purchases for the construction of additional dispensaries and continued expansion of our cultivation and processing facilities during the year ended December 31, 2020.

Net cash used in investing activities was $94.7 million for the year ended December 31, 2019, an increase of $43.6 million, compared to the $51.1 million net cash used in investing activities for the year ended December 31, 2018.  The increase is due to the additional dispensaries and the construction and automation of our cultivation and processing facilities during the year ended December 31, 2019.  In addition, we acquired Healing Corner during the year ended December 31, 2019.

Cash Flow from Financing Activities

Net cash provided by financing activities was $129.9 million for the year ended December 31, 2020, a decrease of $13.1 million, compared to the $143.0 million net cash provided by financing activities for the year ended December 31, 2019.  The increase was primarily related to $83.2 million of proceeds for the issuance of shares offering that occurred for the year ended December 31, 2020. The increase was partially offset by the $122.2 million in net proceeds received from the debt issuance in 2019.

Net cash provided by financing activities was $143.0 million for the year ended December 31, 2019, an increase of $92.4 million, compared to the $50.6 million net cash provided by financing activities for the year ended December 31, 2018.  The increase was primarily related to the $122.2 million net proceeds received from our recent debt issuance compared to the $46.0 million net proceeds raised with the subscription receipt offering in 2018.  An additional increase as a result of the proceeds from the construction finance liability related to transactions for properties located in Massachusetts and Florida.

Funding Sources

Finance Liability, “June Warrants” and “November Warrants”

On June 18, 2019, we completed an offering using our Canadian prospectus of 70,000 units (the “June Units”), comprised of an aggregate principal amount of US$70.0 million of 9.75% senior secured notes maturing in 2024 (the “June Notes”) and an aggregate amount of 1,470,000 subordinate voting share warrants (each individual warrant being a “June Warrant”) at a price of US$980 per June Unit for a gross proceeds of US$68.6 million. Each June Unit was comprised of one June Note issued in denominations of $1,000 and 21 June Warrants.

On November 7, 2019, we completed an offering using our Canadian prospectus of 60,000 units (the “November Units”), comprised of an aggregate principal amount of US$60.0 million of 9.75% senior secured notes maturing in 2024 (the “November Notes”) and an aggregate amount of 1,560,000 subordinate voting share warrants (each individual warrant being a “November Warrant”) at a price of US$980 per November Unit for a gross proceeds of US$61.1 million. Each November Unit was comprised of one November Note issued in denominations of $1,000 and 26 November Warrants.

Promissory Notes

On April 10, 2017, we entered into an unsecured promissory note with a 12% annual interest rate, which was amended in January 2019 to extend the maturity by three years to 2022, with a balance as of December 31, 2019 of $4.0 million. On December 17, 2017, we entered into a promissory note dated December 7, 2017, with a 12% annual interest rate and a balance as of December 31, 2019 of $2.0 million. Each promissory note is due in 2021.

Related Party Promissory Notes

In February 2019, we entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder of Trulieve for $257,337. In March 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $158,900. In June 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $262,010. In November 2018, the Company entered into two separate 24-month unsecured loans each with an 8% annual interest rate with a former director and shareholder for a total of $474,864.

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note is held by Traunch Four, LLC, an entity whose direct and indirect owners include Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, George Hackney, all of whom are directors of Trulieve, and certain of Richard May’s family members. The Rivers Note is held by Kim Rivers. Each promissory note has a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were amended in December 2019 to extend the maturity one year to May 2021, all other terms remain unchanged.

Balance Sheet Exposure

At December 31, 2020 and 2019, 100% of our balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to “Risk Factors” in this prospectus.

Contractual Obligations

At December 31, 2020, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(dollars in thousands)
Accounts Payable and Accrued Liabilities	$41,902	$—	$—	$—	$41,902
Notes Payable	2,000	4,000	—	—	6,000
Notes Payable - Related Party	12,011	—	—	—	12,011
Other Long-Term Liabilities	—	—	130,000	—	130,000
Operating Lease Liability	5,480	10,681	9,764	14,225	40,150
Finance Lease Liability	6,964	12,899	11,375	24,669	55,907
Construction Finance Liability	$—	$—	$61,071	$20,977	$82,047

Critical accounting policies and estimates

Critical accounting estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and underlying assumptions are reviewed on an ongoing basis. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Actual results may differ from these estimates, revisions to accounting estimates are recognized in the period in which the estimate is revised.

Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below

Estimated Useful Lives and Depreciation and Amortization of Property and Equipment and Intangible Assets

Depreciation and amortization of property and equipment and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Accounting for acquisitions and business combinations

In a business combination, all identifiable assets, liabilities and contingent liabilities acquired and consideration paid are recorded at their fair values. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

Inventories

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Goodwill Impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill has been impaired. In order to determine if the value of goodwill may have been impaired, we perform a qualitative assessment to determine if it was more-likely-than-not that the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. When applying this valuation technique, we rely on a number of factors, including historical results, business plans, forecasts and market data. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

Share-based payment arrangements

We use the Black-Scholes pricing model to determine the fair value of warrants granted to employees and directors under share-based payment arrangements, where appropriate. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of future share price, risk free rates, and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Critical accounting policies

Inventory

Our inventories primarily consist of raw materials, internally-produced work in process, and finished goods and packaging materials. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less then net realizable value. The costs include materials, labor and manufacturing overhead used in the growing and production processes. Pre-harvest costs are capitalized. Our inventory of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value.

Leases

ASC Topic 842 a standard that requires lessees to increase transparency and comparability among organization by requiring the recognition of Right of Use Assets “ROU” assets and lease liabilities on the balance sheet. The requirements of this standard include a significant increase in required disclosures to meet the objectives of enabling users of financial statement to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard was effective beginning January 1, 2019 and the standard was adopted using the modified retrospective transition approach, which allows us to recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption rather than restate comparative prior year periods.

Revenue Recognition

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Through our application of the standard, we recognize revenue to depict the transfer of promised goods to our customers in an amount that reflects the consideration of which we expect to be entitled to in exchange for those goods. We contract with our customers for the sale of dried cannabis, cannabis oil and other cannabis related products that consist of multiple performance obligations. Revenue from the direct sale of cannabis to customers for a fixed price is recognized when we transfer control of the goods to the customer at the point of sale and the customer has paid for the goods.

Stock Based Compensation

We account for stock-based compensation expense in accordance with FASB ASC 718 Compensation – Stock Compensation, which requires the measurement and recognition of stock-based compensation expense based on estimated fair values, for all stock based payment awards made to employees. We measure the stock-based payment awards based on its estimated fair value of the awards using the Black-Scholes option pricing model, and the fair value of the Company’s common stock on the date of grant, for the warrants and options.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Strategic and operational risks arise if we fail to carry out business operations and/or to raise sufficient equity and/or debt financing. These strategic opportunities or threats arise from a range of factors that might include changing economic and political circumstances and regulatory approvals and competitor actions. The risk is mitigated by consideration of other potential development opportunities and challenges which management may undertake.

Currency Risk

Our operating results and financial position are reported in U.S. dollars. Some of our financial transactions are denominated in currencies other than the U.S. dollar. The results of operations are subject to currency transaction risks.

We have no hedging agreements in place with respect to foreign exchange rates. We have not entered into any agreements or purchased any instruments to hedge possible currency risks at this time.

Credit Risk

Management does not believe that the Company has credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2020.  Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet its financial obligations associated with financial liabilities. We manage liquidity risk through the management of its capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity to settle obligations and liabilities when due.

Asset forfeiture risk

Because the cannabis industry remains illegal under U.S. federal law, any property owned by participants in the cannabis industry which are either used in the course of conducting such business, or are the proceeds of such business, could be subject to seizure by law enforcement and subsequent civil asset forfeiture. Even if the owner of the property were never charged with a crime, the property in question could still be seized and subject to an administrative proceeding by which, with minimal due process, it could be subject to forfeiture.

Interest Rate Risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Interest rates have a direct impact on the valuation of our debt warrants whose value is calculated by using the Black-Scholes method for fair value calculation, for which interest rates are a key assumption used in the Black-Scholes valuation model.

Concentration Risk

Our operations are substantially located in Florida. Should economic conditions deteriorate within that region, our results of operations and financial position would be negatively impacted.

Banking Risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of Trulieve, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. We have banking relationships in all jurisdictions in which we operate.

Financial Instruments and Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. The board of directors of Trulieve mitigate these risks by assessing, monitoring and approving the risk management processes.

Our financial instruments are carried at fair value and consist of money market fund and warrant liability. Our financial instruments where carrying value approximates the fair value include cash, accounts payable and accrued liabilities, notes payable, notes payable related party, operating lease liability, finance lease liability, other long-term liabilities and construction finance liability. Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1:	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

In connection with the preparation of this Form 10-K, as of December 31, 2020, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. In addition, as an emerging growth company, as defined under the terms of the Jobs Act of 2012, the Company’s independent registered accounting firm is not required to issue a report on the internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this Annual Report on Form 10-K

(1)	Financial Statements—See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report on Form 10-K.

(2)

Financial Statement Schedules—See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3)	Index to Exhibits

EXHIBIT INDEX

Exhibit No.	Description

2.1

Merger Agreement, dated September  11, 2018, by and between Schyan Exploration Inc./Exploration Schyan Inc., Schyan Sub, Inc., and Trulieve, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

3.1	Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.1	Subordinate Voting Shares Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.2

Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September  21, 2018, by and between Trulieve, Inc. and Kim Rivers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.3

Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September  21, 2018, by and between Trulieve, Inc. and George Hackney, Jr. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

Exhibit No.	Description

4.4

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and Craig Kirkland (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.5

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and the Jason B. Pernell Family Trust dated July 31, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.6

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve Cannabis Corp. and Michael J. O’Donnell as Trustee of the Michael J. O’Donnell Revocable Trust (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.7

Trust Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.8

Warrant Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.9

Supplemental Warrant Indenture, dated November 6, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.10

Supplemental Warrant Indenture, dated December 10, 2020, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.11	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1‡	Schyan Exploration Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.2

Advisory Board Member Agreement, dated December 18, 2019, by and between Trulieve Cannabis Corp. and Tommy Millner (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.3

Advisory Board Member Agreement, dated December 18, 2019, by and between Trulieve Cannabis Corp. and Susan Thronson (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.4‡

Executive Employment Agreement, dated June 1, 2020 by and between Trulieve, Inc. and Alex D’Amico (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.5‡

Executive Employment Agreement, dated June 25, 2020, by and between Trulieve, Inc. and David Lummas (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.6‡

Employment Agreement, dated February 14, 2019, by and between Trulieve, Inc. and Eric Powers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.7‡

Employment Agreement, dated March 5, 2019, by and between Trulieve, Inc. and Timothy Morey (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.8‡

Form of Director and Officer Indemnity Agreement, dated September  21, 2018, by and between Trulieve Cannabis Corp. and each of Kim Rivers, Thad Beshears, George Hackney, Richard S. May, Michael J. O’Donnell and Jason Pernell (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.9‡

Form of Share Distribution Agreement (Organized Trade), dated July 2020, by and between Trulieve Cannabis Corp. and F. Ashley May, Frederick B. May Family Irrevocable Trust – 2018, John B. May Family Irrevocable Trust 2018, Elizabeth Bailey May, Elizabeth S May, Frederick B. May, Peter T. Healy, John B. May Sr., Richard S. May, Susan E Thronson, Jason Pernell, Kim Rivers, Thomas L Millner and Shade Leaf Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.10‡

Share Distribution Agreement (Trading Plan), dated July 2020, by and between Trulieve Cannabis Corp. and Thad Beshears (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.11

Lease Agreement between One More Wish, LLC and Trulieve, Inc., dated April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.12

Lease Agreement between One More Wish II, LLC and Trulieve, Inc., dated August 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.13

Loan and Security Agreement, by and between Traunch Four, LLC, and George Hackney, Inc., dated May 24, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

Exhibit No.	Description

10.14

Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Traunch Four, LLC, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.15

Consulting Agreement, dated April 21, 2020 between Dickinson & Associates, Inc., and Trulieve Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.16

Coattail Agreement, dated September 21, 2018, by and among Trulieve Cannabis Corp., Odyssey Trust Company and holders of the Super Voting Shares (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.17	Share Conversion Agreement by and between Trulieve Cannabis Corp. and Kim Rivers (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.18

Agreement and Plan of Merger, dated September 16, 2020, by and among Pioneer Leasing and Consulting LLC, the members thereof, Raymond Boyer, as the representative of each seller thereunder, Trulieve PA Merger Sub 2 Inc. and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.19

Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Raymond Boyer, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.20

Agreement and Plan of Merger, dated September 16, 2020, by and among PurePenn LLC, the members thereof, Trulieve Cannabis Corp. and Trulieve PA Merger Sub 1, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.21

Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Gabriel A. Perlow, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.22

Membership Interest Purchase Agreement, dated September 16, 2020, by and among Keystone Relief Centers LLC, the sellers set forth therein, Dr. Robert Capretto, as the representative of each seller set forth therein, Trulieve PA LLC and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.23

Asset Purchase Agreement, dated October 1, 2020, by and between Life Essence, Inc. and Patient Centric of Martha’s Vineyard Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.24

Asset Purchase Agreement, dated December 1, 2020, by and among Life Essence, Inc. Trulieve Cannabis Corp., Sammartino Investments, LLC, Natures’s Remedy of Massachusetts, Inc. and John Brady (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

10.25

Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Kim  Rivers, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

‡Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: March 23,2021	By:	/s/ Kim Rivers
Kim Rivers
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim Rivers	Director, President and Chief Executive Officer	March 23, 2021
Kim Rivers	(Principal Executive Officer)

/s/ Alex D’Amico	Chief Financial Officer	March 23, 2021
Alex D’Amico	(Principal Financial and Accounting Officer)

/s/ Thad Beshears	Director	March 23, 2021
Thad Beshears

/s/ George Hackney	Director	March 23, 2021
George Hackney

/s/ Peter Healy	Director	March 23, 2021
Peter Healy

/s/ Richard May	Director	March 23, 2021
Richard May

/s/ Thomas Millner	Director	March 23, 2021
Thomas Millner

/s/ Michael J. O’Donnell, Sr.	Director	March 23, 2021
Michael J. O’Donnell, Sr.

/s/ Susan Thronson	Director	March 23, 2021
Susan Thronson

Trulieve Cannabis Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trulieve Cannabis Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Trulieve Cannabis Corp. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP

Chartered Professional Accountants;

Licensed Public Accountants

We have served as the Company’s auditor since 2018.

Ottawa, Canada

March 22, 2021

TRULIEVE CANNABIS CORP.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	2020	2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$146,713	$91,813
Accounts Receivable, net of allowance for doubtful accounts of $5,000	308	—
Inventories	98,312	65,981
Prepaid Expenses and Other Current Assets	19,815	7,678
Total Current Assets	265,148	165,471
Property and Equipment, Net	317,701	144,748
Right of Use Asset - Operating, Net	28,171	22,045
Right of Use Asset - Finance, Net	36,904	19,088
Intangible Assets, Net	90,144	26,380
Goodwill	74,100	7,316
Other Assets	3,944	949
TOTAL ASSETS	$816,112	$385,996
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	$41,902	$24,308
Income Tax Payable	5,875	8,327
Deferred Revenue	7,178	2,404
Notes Payable - Current Portion	2,000	2,000
Notes Payable - Related Party - Current Portion	12,011	924
Warrant Liability	—	9,892
Operating Lease Liability - Current Portion	3,154	2,541
Finance Lease Liability - Current Portion	3,877	2,272
Total Current Liabilities	75,998	52,667
Long-Term Liabilities:
Notes Payable	4,000	4,000
Notes Payable - Related Party	—	11,979
Operating Lease Liability	26,450	20,601
Finance Lease Liability	35,058	17,168
Other Long-Term Liabilities	121,080	118,256
Construction Finance Liability	82,047	22,956
Deferred Tax Liability	23,575	5,486
TOTAL LIABILITIES	368,208	253,114
SHAREHOLDERS' EQUITY
Common Stock, no par value; unlimited shares authorized as of December 31, 2020 and 2019, 119,573,998 and 110,346,346 issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Additional Paid-in-Capital	275,644	76,192
Warrants	52,570	—
Accumulated Earnings	119,690	56,691
TOTAL SHAREHOLDERS' EQUITY	447,904	132,883
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	816,112	$385,996

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	2020	2019	2018
Revenues, Net of Discounts	$521,533	$252,819	$102,817
Cost of Goods Sold	135,116	60,982	22,385
Gross Profit	386,418	191,837	80,431
Expenses:
General and Administrative	36,056	14,071	19,156
Sales and Marketing	119,395	59,349	25,050
Depreciation and Amortization	12,600	5,079	1,138
Total Expenses	168,051	78,499	45,344
Income from Operations	218,367	113,338	35,088
Other Income (Expense):
Interest Expense, Net	(20,237)	(9,050)	(2,103)
Other (Expense) Income, Net	(40,680)	(607)	60
Total Other Expense	(60,917)	(9,658)	(2,044)
Income Before Provision for Income Taxes	157,450	103,680	33,044
Provision for Income Taxes	94,451	50,586	22,151
Net Income and Comprehensive Income	$62,999	$53,094	$10,893
Basic Net Income per Common Share	$0.55	$0.48	$0.11
Diluted Net Income per Common Share	$0.53	$0.46	$0.11
Weighted average number of common shares used
in computing net income per common share:
Basic	113,572,379	110,206,103	101,697,002
Diluted	118,325,724	115,317,942	103,201,127

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(dollars in thousands)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Warrants	Accumulated Earnings (Deficit)	Total
Balance, January 1, 2018	85,246,600	13,436,800	—	98,683,400	11,456	—	(7,296)	4,160
Issuance of Common Stock as Debt Discount	—	—	—	—	200	—	—	200
Additional Contribution from the Issuance of Below Market Interest Debt	—	—	—	—	46	—	—	46
Issuance of Shares Subscription Receipt Offering, Net	—	3,573,450	7,354,050	10,927,500	45,948	—	—	45,948
Broker Warrants Issued in Reverse Takeover Transaction	—	—	—	—	1,519	—	—	1,519
Net Consideration Provided in Reverse Takeover Transaction	—	—	200,000	200,000	(460)	—	—	(460)
Shares Issued for Cash - Warrant Exercise	—	—	321,268	321,268	1,489	—	—	1,489
Conversions of Multiple Voting to Subordinate Voting Shares	—	(3,259,799)	3,259,799	—	—	—	—	—
Share-based Compensation	—	—	—	—	15,020	—	—	15,020
Net Income	—	—	—	—	—	—	10,893	10,893
Balance, December 31, 2018	85,246,600	13,750,451	11,135,117	110,132,168	$75,218	$—	3,596	78,814
Additional Contribution from the Issuance of Below
Market Interest Debt	—	—	—	—	10	—	-	10
Conversions of Super and Multiple Voting Shares to Subordinate Voting Shares	(17,433,300)	(7,089,077)	24,522,377	—	—	—	-	-
Shares issued for cash - Warrant Exercise	—	—	214,178	214,178	964	—	-	964
Net Income	—	—	—	—	—	—	53,094	53,094
Balance, December 31, 2019	67,813,300	6,661,374	35,871,672	110,346,346	$76,192	$—	56,691	132,883
Share-based compensation	—	—	—	—	2,765	—	-	2,765
Reclassification of Warrants to Equity	—	—	—	—	—	52,570	—	52,570
Shares issued for cash - Warrant Exercise	—	—	2,723,411	2,723,411	11,459	—	—	11,459
Contingent Consideration Payable in Shares	—	—	—	—	65,000	—	—	65,000
Exercise of Stock Options	—	—	9,180	9,180	—	—	—	—
Issuance of Shares in Private Placement, Net of Issuance Costs	—	—	4,715,000	4,715,000	83,228	—	—	83,228
Shares issued for PurePenn and Solevo Acquisitions	—	—	1,780,061	1,780,061	37,000	—	—	37,000
Conversions of Multiple Voting to Subordinate Voting Shares	(9,630,800)	(5,222,337)	14,853,137	—	—	—	—	—
Net Income	—	—	—	—	—	—	62,999	62,999
Balance, December 31, 2020	58,182,500	1,439,037	59,952,461	119,573,998	$275,644	$52,570	$119,690	447,904

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	2020	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net Income and Comprehensive Income	$62,999	$53,094	$10,893
Adjustments to Reconcile Net Income and Comprehensive Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	12,600	5,079	1,138
Depreciation and Amortization Included in Cost of Goods Sold, Net	11,542	7,992	1,968
Non-Cash Interest Expense	2,889	849	—
Loss from Sale of Property and Equipment	63	67	46
Amortization of Operating Lease Right of Use Assets	6,045	2,733	—
Share-Based Compensation	2,765	—	15,020
Loss on Fair Value of Warrants	42,679	806	—
Deferred Income Tax Expense	(4,887)	(908)	(546)
Changes in Operating Assets and Liabilities:
Inventories	(22,534)	(54,481)	(18,751)
Accounts Receivable	1,109	—	—
Prepaid Expenses and Other Current Assets	(11,670)	(5,224)	(2,271)
Other Assets	(2,517)	147	(1,096)
Accounts Payable and Accrued Liabilities	1,002	13,587	1,056
Operating Lease Liabilities	(4,764)	(2,825)	—
Other Long-Term Liabilities	—	3,915	723
Income Tax Payable	(2,452)	(6,735)	13,926
Deferred Revenue	4,774	977	1,412
NET CASH PROVIDED BY OPERATING ACTIVITIES	99,643	19,073	23,517
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(99,941)	(71,834)	(42,561)
Purchases of Property and Equipment from Construction	(41,116)	(2,571)	—
Capitalized Interest	(4,803)	(471)	(980)
Acquisitions, Net of Cash Acquired	(27,923)	(19,825)	(7,644)
Cash Paid to Acquire License Agreement	(887)	—	—
Proceeds from Sale of Property and Equipment	16	29	129
NET CASH USED IN INVESTING ACTIVITIES	(174,654)	(94,673)	(51,055)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Issuance of Notes Payable	—	—	6,040
Proceeds from Issuance of Notes Payable - Related Party	—	—	11,357
Proceeds from Debt Financings, Net of Discounts and Accrued Interest	—	122,215	—
Proceeds from Share Warrant Exercise	11,459	964	1,289
Proceeds from Construction Finance Liability	41,116	23,071	—
Payments on Notes Payable	—	—	(6,000)
Payments on Notes Payable - Related Party	(941)	(1,520)	(8,677)
Payments on Construction Finance Liability	(4,951)	(115)	—
Payments on Lease Obligations	—	(1,633)	(454)
Proceeds from Shares Issued Pursuant to Private Placement	83,228	—	47,467
Payments on Issuance of Shares for Reverse Transaction	—	—	(460)
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,911	142,982	50,561
NET INCREASE IN CASH AND CASH EQUIVALENTS	54,900	67,383	23,023
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	91,813	24,430	1,407
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,713	$91,813	$24,430
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE YEAR FOR
Interest	$22,135	$7,417	$2,948
Income Taxes	$105,248	$43,658	$8,195
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Shares Issued for PurePenn and Solevo Acquisition	$37,000
Shares Reserved for PurePenn and Solevo Acquisition	$65,000
Purchase of Property and Equipment Financed with Notes Payable - Related Party	$—	$257	$3,095
Purchase of Property and Equipment Financed with Accounts Payable	$13,613	$6,516	$4,697
Property and Equipment Acquired via Finance Leases	$24,165	$19,883	$1,406
Transfer of Shares Treated as a Debt Discount	$—	$—	$200
Debt Discount related to Below Market Interest Debt	$—	$10	$46

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS

Trulieve Cannabis Corp. (“Trulieve” or the “Company”) together with its subsidiaries was incorporated in British Columbia, Canada. Trulieve (through its wholly-owned licensed subsidiary, Trulieve, Inc.) is a vertically integrated cannabis company which currently operates under licenses in six states Florida, Massachusetts, California, Connecticut and Pennsylvania to cultivate, produce, and sell medicinal-use cannabis products within such state. All revenues are generated in the United States, and all long-lived assets are located in the United States.

In July 2018, Trulieve, Inc. entered into a non-binding letter agreement (“Letter Agreement”) with Schyan Exploration Inc. (“Schyan”) whereby Trulieve, Inc. and Schyan have agreed to merge their respective businesses resulting in a reverse takeover of Schyan by Trulieve, Inc. and change the business of Schyan from a mining issuer to a marijuana issuer (the “Transaction”). The Transaction was completed in August 2018 and Schyan changed its name to Trulieve Cannabis Corp.

See “Note 3 – Acquisitions” for the acquisitions of Life Essence, Inc., on December 13, 2018, a Massachusetts corporation; Leef Industries, LLC, on November 30, 2018, a California limited liability company, The Healing Corner, Inc. on May 21, 2019 and PurePenn LLC and Solevo Wellness on November 12th, 2020, a Pennsylvania limited liability company.

The Company’s head office and principal address is located at 6749 Ben Bostic Road, Quincy, Florida 32351.The Company’s registered office is located at Suite 2800, Park Place, 666 Burrard Street, Vancouver, British Columbia, V6C 2Z7.

The Company is listed on the Canadian Securities Exchange (the “CSE”) and began trading on September 24, 2018 under the ticker symbol “TRUL”.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Presentation

The accompanying consolidated financial statements present the consolidated financial position and operations of Trulieve Cannabis Corp. and its subsidiaries as of and for the years ended December 31, 2020 and 2019 (the “consolidated financial statements”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

(b) Functional Currency

The functional currency of the Company and its subsidiaries, as determined by management, is the United States (“U.S.”) dollar.  These consolidated financial statements are presented in U.S. dollars.

(c) Basis of Consolidation

These consolidated financial statements include the financial information of the Company and its subsidiaries, Trulieve, Inc., Life Essence, Inc., Leef Industries, LLC, Trulieve Bristol, Inc. “Healing Corner”, PurePenn LLC, and Keystone Relief Centers “Solevo”. The accounts of the subsidiaries are prepared for the same reporting period using consistent accounting policies. All of the consolidated entities were under common control during the entirety of the periods for which their respective results of operations were included in the consolidated financial statements (i.e., from the date of their acquisition). See “Note 3 – Acquisitions” for further details on the acquired companies. Intercompany transactions, balances and unrealized gains or losses on transactions are eliminated.

(d) Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash held in money market investments are carried at fair value, cash held in financial institutions and cash held at retail locations, have carrying values that approximate fair value.

(e) Inventory

Inventories are primarily comprised of raw materials, internally produced work in process, finished goods and packaging materials.

Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes.  The Company capitalizes pre-harvest costs.

Inventories of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value.

Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its net realizable value through a charge to cost of goods sold.  The Company did not recognize any inventory reserves as of December 31, 2020 and 2019.

(f) Property and Equipment

Property and equipment are measured at cost less accumulated depreciation and impairment losses. Depreciation is recognized on a straight-line basis over the following terms:

Land	Not Depreciated
Buildings & Improvements	7 to 40 Years
Furniture & Equipment	3 to 10 Years
Vehicles	3 to 5 Years
Construction in Progress	Not Depreciated
Leasehold Improvements	The lesser of the life of the lease or the estimated useful life of the asset

An asset’s residual value, useful life and depreciation method are reviewed during each financial year and adjusted if appropriate.

Property and equipment, as well as right-of-use assets and definite life intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require these long-lived assets to be tested for possible impairment and the Company’s analysis indicates that a possible impairment exists based on an estimate of undiscounted future cash flows, the Company is required to estimate the fair value of the asset.

An impairment charge is recorded for the excess of the asset’s carrying value over its fair value, if any. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, as considered necessary. The Company did not record any impairment charges on these long-lived assets during the years ended December 31, 2020 and 2019.

Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the statement of operations and comprehensive income. Construction in progress is transferred when available for use and depreciation of the assets commences at that point.

The Company capitalizes interest on debt financing invested in projects under construction. Upon the asset becoming available for use, capitalized interest costs, as a portion of the total cost of the asset, are depreciated over the estimated useful life of the related asset.

(g) Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. As of December 31, 2020 and 2019, the Company has determined that no impairment exists.

Intangible assets are amortized using the straight-line method over estimated useful lives as follows:

Dispensary License	15 Years
Tradenames	2 to 10 Years
Customer Relationship	5 Years
Moxie Brand	3 Years
Non-Compete	2 Years
Trademarks	6 months to 1 Year

(h) Goodwill

Goodwill represents the excess of the purchase price paid for the acquisition of an entity over the fair value of the net tangible and intangible assets acquired.  Goodwill is either assigned to a specific reporting unit or allocated between reporting units based on the relative fair value of each reporting unit.

Goodwill is not subject to amortization and is tested annually for impairment, or more frequently if events or changes in circumstances indicate that goodwill may be impaired. The Company reviews indefinite lived assets, including goodwill, annually at fiscal year-end or at interim periods if events or circumstances indicate the carrying value may not be recoverable.  An impaired asset is written down to its estimated fair value based on the most recent information available.

The Company assesses the fair values of its intangible assets, and its reporting unit for goodwill testing purposes, as necessary, using an income-based approach. Under the income approach, fair value is based on the present value of estimated future cash flows.

The Company operates as one operating segment and reporting unit and therefore, evaluates goodwill and other intangible assets with indefinite lives for impairment annually as one singular reporting unit once a year or more often when an event occurs or circumstances indicate the carrying value may not be recoverable The Company’s policy is to first perform a qualitative assessment to determine if it was more-likely-than-not that the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. The amount of goodwill impairment is determined as the excess of the carrying value of the reporting unit’s goodwill over the fair value of that reporting unit.

The Company did not identify any impairment of its goodwill at December 31, 2020 and 2019

(i) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of:

	Year Ended December 31,
	2020	2019
	(dollars in thousands)
Trade Accounts Payable	$9,247	$9,954
Trade Accounts Payable - Related Party	10,403	6,463
Accrued Payroll	11,030	5,822
Other Payables and Accrued Liabilities	11,222	2,069
Total Accounts Payable and Accrued Liabilities	$41,902	$24,308

(j) Leases

In February 2016, the FASB issued ASU 2016-02, Leases (ASC 842), a standard that requires lessees to increase transparency and comparability among organizations by requiring the recognition of Right of Use Assets “ROU” and lease liabilities on the balance sheet. The requirements of this standard include a significant increase in required disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The FASB has issued several amendments and practical expedients to the standard, including clarifying guidance, transition relief on comparative reporting at adoption, a practical expedient, which allows lessees to elect as an accounting policy not to apply the provisions of ASC 842 to short term leases, and codification improvements to clarify that lessees and lessors are exempt from certain interim disclosure requirement associated with adopting the new leases standard.

The new standard was effective for the Company beginning January 1, 2019 and the standard was adopted using the modified retrospective transition approach, which allows the Company to recognize a cumulative effect adjustment to the opening balance of accumulated earnings in the period of adoption rather than restate comparative prior year periods. The cumulative effect adjustment to the opening balance of accumulated earnings is zero because (i) the Company does not have any unamortized initial direct costs as of January 1, 2019 that need to be written off; and (ii) the Company does not have any deferred gain or loss from our previous sale and operating leaseback transactions that need to be recognized.  See “Note 10 – Leases” for further information and the impact of adopting ASC 842 on January 1, 2019.

(k) Revenue Recognition

Revenue is recognized by the Company in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Through application of the standard, the Company recognizes revenue to depict the transfer of promised goods or services to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

In order to recognize revenue under ASU 2014-09, the Company applies the following five (5) steps:

•	Identify a customer along with a corresponding contract;
•	Identify the performance obligation(s) in the contract to transfer goods or provide distinct services to a customer;
•	Determine the transaction price the Company expects to be entitled to in exchange for transferring promised goods or services to a customer;
•	Allocate the transaction price to the performance obligation(s) in the contract; and
•	Recognize revenue when or as the Company satisfies the performance obligation(s).

The Company’s contracts with customers for the sale of dried cannabis, cannabis oil and other cannabis related products consist of multiple performance obligations. Revenue from the direct sale of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has paid for the goods. The Company has a loyalty rewards program that allows customers to earn reward credits to be used on future purchases. Loyalty reward credit issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. The loyalty rewards are shown as reductions to ‘revenue, net of discounts’ line on the accompanying consolidated statements of operations and comprehensive income and included as deferred revenue on the consolidated balance sheet.

Contract assets are defined in the standard to include amounts that represent the right to receive payment for goods and services that have been transferred to the customer with rights conditional upon something other than the passage of time. Contract liabilities are defined in the standard to include amounts that reflect obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of December 31, 2020 and 2019. For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2020 and 2019, the loyalty liability totaled $5.3 million and $2.4 million, respectively, that is included in deferred revenue on the consolidated balance sheet.

(l) Income Taxes

The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse.   Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As the Company operates in the cannabis industry, it is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of producing the products or cost of production.

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.  Recognition or measurement is reflected in the period in which the likelihood changes.  Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of operations and comprehensive income.

(m) Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

Classification of financial instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

(n) Warrant Liability

The Company has issued subordinate voting share purchase warrants for the June and November debt, see “Note 9 – Debt”. The June and November Warrants related to the June and November debt are governed by a warrant indenture date June 18, 2019 as supplemented pursuant to a supplement dated November 7, 2019. Each Warrant entitled the holder thereof to purchase one Subordinate Voting Share at an exercise price of C$17.25 per share at any time prior to June 18, 2022, subject to adjustment in certain events. The Warrant indenture provides that the share ratio and exercise price of the Note Warrants will be subject to adjustment in the event of a subdivision or consolidation of the Subordinate Voting Shares. On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. The U.S. dollar exercise price was determined using the U.S. dollar exchange rate published by the Bank of Canada at the close of business on December 9, 2020 of C$1.00 = $0.781. See “Note 9 – Debt” for further information.

(o) Share Capital

Common shares are classified as equity.  The proceeds from the exercise of stock options or warrants together with amounts previously recorded in reserves over the vesting periods are recorded as share capital.  Incremental costs directly attributable to the issuance of shares are recognized as a deduction from equity.

(p) Earnings Per Share

The Company computes basic earnings attributable to common shareholders per share by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share attributable to shareholders gives effect to all potential dilutive shares outstanding during the period. The number of dilutive shares is calculated using the treasury stock method which reduces the effective number of shares by the amount of shares the Company could purchase with the proceeds of assumed exercises.

(q) Advertising Costs

Advertising costs which are expensed as incurred and are included in sales and marketing expenses were $2.1 million, $1.9 million and $0.3 million for the years ended December 31, 2020 2019, and 2018, respectively.

(r) Net Income and Comprehensive Income

The Company does not have any elements of other comprehensive income, therefore net income and comprehensive income are the same.

(s) Critical accounting estimates and judgments

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, income and expenses. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimates are revised and in any future periods affected. Significant judgments, estimates and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Accounting for acquisitions and business combinations

The Company has treated the acquisitions described in Note 3 (a) (b) and (c) as business combinations. In a business combination, all identifiable assets, liabilities and contingent liabilities acquired, and consideration paid are recorded at their fair values. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows. The evaluations are linked closely to the assumptions made by management regarding the future performance of the assets concerned and any changes in the discount rate applied.

The Company has treated the acquisitions described in Note 3 (d) and (e) as asset acquisitions.  Treatment as a business combination would have resulted in the Company expensing the acquisition costs and recognition of a deferred tax liability related to licenses.

Inventories

The net realizable value of inventories represents the estimated selling price for inventories in the ordinary course of business, less all estimated costs of completion and costs necessary to make the sale. The determination of net realizable value requires significant judgment, including consideration of factors such as shrinkage, the aging of and future demand for inventory, expected future selling price, what we expect to realize by selling the inventory and the contractual arrangements with customers. Reserves for excess and obsolete inventory are based upon quantities on hand, projected volumes from demand forecasts and net realizable value. The estimates are judgmental in nature and are made at a point in time, using available information, expected business plans and expected market conditions. As a result, the actual amount received on sale could differ from the estimated value of inventory. Periodic reviews are performed on the inventory balance. The impact of changes in inventory reserves is reflected in cost of goods sold.

Goodwill impairment

Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may have been impaired. In order to determine that the value of goodwill may have been impaired, the Company performs a qualitative assessment to determine that it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts and market data are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

Leases - (ASU 842)

Leases requires lessees to discount lease payments using the rate implicit in the lease if that rate is readily available in accordance with ASU 842. If that rate cannot be readily determined, the lessee is required to use its incremental borrowing rate. The Company generally uses the incremental borrowing rate when initially recording real estate leases. Information from the lessor regarding the fair value of underlying assets and initial direct costs incurred by the lessor related to the leased assets is not available. The Company determines the incremental borrowing rate as the interest rate the Company would pay to borrow over a similar term the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment. Leases requires lessees to estimate the lease term. In determining the period which the Company has the right to use an underlying asset, management considers the non-cancellable period along with all facts and circumstances that create an economic incentive to exercise an extension option, or not to exercise a termination option.

Estimated useful lives and depreciation and amortization of property and equipment and intangible assets

Depreciation and amortization of property and equipment and intangible assets are dependent upon estimates of useful lives, which are determined through the exercise of judgment. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that take into account factors such as economic and market conditions and the useful lives of assets.

Share-based payment arrangements

The Company uses the Black-Scholes pricing model to determine the fair value of warrants granted to employees and directors under share-based payment arrangements, where appropriate. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of the Company’s future share price, risk free rates, and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

The Company classified its stock warrants as either liability or equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” (ASC 480) and ASC 815, “Derivatives and Hedging” (ASC 815), depending on the specific terms of the warrant agreement.

Because of the Canadian denominated exercise price, the June and November Warrants did not qualify to be classified within equity and were therefore classified as derivative liabilities at fair value with changes to earnings in the statements of operations. On December 10, 2020, the Company amended the terms of the Warrants to convert the exercise price of the Warrants to U.S. Dollar which were then classified as equity on the consolidated Balance Sheet.

The fair value of all warrants issued are determined by using the Black-Scholes valuation technique and were assigned based on the relative fair value of both the debt and the warrants issued.

(t) Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which clarifies and improves existing authoritative guidance related to leasing transactions. This ASU will require the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. The presentation of leases within the consolidated statement of operations and comprehensive income and cash flows will be substantially consistent with previous accounting guidance. This update is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company implemented this guidance in the first quarter of 2019 using the modified retrospective transition method and did not restate comparative periods. Refer to Note 10 – Leases (ASC 842) for more information.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020 and adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

3.	ACQUISITIONS

(a) PurePenn, LLC and Pioneer Leasing & Consulting, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of both PurePenn, LLC and Pioneer Leasing & Consulting, LLC (collectively “PurePenn”). The purpose of this acquisition was to acquire the cultivation and manufacturing facility located in McKeesport, Pennsylvania. Trulieve acquired PurePenn for an upfront payment of $46 million, comprised of $27 million or 1,780,061 in Trulieve subordinate voting shares (“Trulieve Shares”) and $19 million in cash, plus a potential earn-out payment of up to 2,405,488 Trulieve Shares based on the achievement of certain agreed EBITDA milestones. The earn-out period is through the end of 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and statement of cash flows for periods subsequent to the acquisition date.  Total transaction costs related to the acquisition were approximately $1.8 million and have been included in the year ended December 31, 2020 consolidated statements of operations and comprehensive income. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$19,000
Shares issued upon issuance	27,000
Contingent consideration payable in shares	50,000
Fair value of consideration exchanged	$96,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$563
Accounts receivable	1,300
Prepaids and other current assets	376
Inventory	7,461
Property and equipment, net	26,233
Intangible assets:
Tradename	580
Moxie license	2,960
State license	45,310
Goodwill	47,311
Other assets	478
Accounts payable and accrued expenses	(2,189)
Construction liability	(17,413)
Deferred tax liability	(16,970)
Total net assets acquired	96,000

(b) Keystone Relief Centers, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of Keystone Relief Centers, LLC (referred to herein as “Solevo Wellness”). The purpose of this acquisition was to acquire the licenses to operate three medical marijuana dispensaries in the Pittsburgh, Pennsylvania area. Trulieve acquired Solevo for an upfront purchase price of $20 million, comprised of $10 million in cash and $10 million or 481,097 in Trulieve Shares, plus a potential earn-out payment of up to 721,647 Trulieve Shares based on the achievement of certain agreed EBITDA milestones. The earn-out period is through the end of 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and statement of cash flows for periods of subsequent to the acquisition date.  Total transaction costs related to the acquisition were approximately $0.9 million and have been included in the year ended December 31, 2020 consolidated statements of operations and comprehensive income. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

The preliminary valuation was based on Management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date).  The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$10,000
Shares issued upon issuance	10,000
Contingent consideration payable in shares	15,000
Net working capital adjustment	715
Fair value of consideration exchanged	$35,715
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,229
Accounts receivable	117
Prepaids and other current assets	91
Inventory	2,337
Property and equipment, net	2,245
Right of use asset	2,156
Intangible assets:
Dispensary License	16,090
Tradename	930
Goodwill	19,473
Accounts payable and accrued expenses	(790)
Lease liability	(2,156)
Deferred tax liability	(6,007)
Total net assets acquired	$35,715

The consolidated unaudited proforma revenue and net income, which includes our acquisition of PurePenn and Solevo Wellness, assuming the acquisition occurred on January 1, 2020 through December 31, 2020 were approximately $575.2 million and $75.7 million.  Financial information is not available for the years ended December 31, 2019 and 2018.

(c) The Healing Corner, Inc.

On May 21, 2019, the Company acquired all of the issued and outstanding shares of The Healing Corner, Inc. The purpose of this acquisition was to acquire the medical marijuana license in the State of Connecticut. The acquisition was financed with cash on hand and borrowings. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and statements of cash flows for periods subsequent to the acquisition date. Total transaction costs related to the acquisition were approximately $0.3 million and has been included in the year ended December 31, 2019 consolidated statements of operations and comprehensive income. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$19,900
Fair value of consideration exchanged	$19,900
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$2
Inventory	73
Prepaids	4
Property and equipment, net	203
Intangible assets:
Dispensary License	14,300
Trademark	321
Customer Relationship	1,000
Non-Compete	35
Goodwill	7,316
Accrued expenses	(4)
Deferred tax liability	(3,350)
Total net assets acquired	$19,900

(d) Life Essence, Inc.

On December 13, 2018, the Company acquired all of the issued and outstanding shares of Life Essence, Inc.  The purpose of this acquisition was to acquire the licenses to operate three medical marijuana dispensaries and a marijuana cultivation and processing facility.  The acquisition was financed with cash on hand.  The Company determined that the net assets acquired did not meet the definition of a business in accordance with ASC 805, Business Combinations, and was therefore accounted for as an asset acquisition.  Operating results of the acquired entity are included in the accompanying consolidated statement of operations and comprehensive income, changes in shareholders’ equity, and cash flows for periods subsequent to the acquisition date.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$4,125
Transaction costs	270
Fair value of consideration exchanged	$4,395
Recognized amounts of identifiable assets acquired and liabilities assumed:
Intangible asset - dispensary license	$6,144
Accrued expenses	(121)
Deferred tax liability	(1,628)
Total net assets acquired	$4,395

(e) Leef Industries, LLC

On November 30, 2018, the Company acquired 80% of the issued and outstanding membership interests of Leef Industries, LLC.  Payment for 19% occurred in 2019 and payment for the remaining 1% was made in 2020.  The purpose of this acquisition was to acquire the recreational marijuana license.  The Company deterred that the net assets acquired did not meet the definition of a business in accordance with ASC 805, Business Combinations, and was therefore accounted for as an asset acquisition.  Operating results of the acquired entity are included in the accompanying consolidated statement of operations and comprehensive income, changes in shareholders’ equity, and cash flows for periods subsequent to the acquisition date.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$3,250
Balance of Purchase Price Payable	750
Transaction costs	25
Fair value of consideration exchanged	$4,025
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	7
Inventory	19
Property and equipment, net	8
Intangible assets:
Dispensary License	5,470
Tradename	10
Accrued expenses	(38)
Deferred tax liability	(1,452)
Total net assets acquired	4,025

(f) Patient Centric of Martha’s Vineyard Ltd.

In October 2020, Life Essence, entered into an asset purchase agreement with Patient Centric of Martha’s Vineyard Ltd. or PCMV, pursuant to which Life Essence agreed to purchase certain assets of PCMV including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property.  Life Essence has agreed to acquire these assets for an aggregate purchase price of $4.7 million payable in Subordinate Voting Shares totaling 258,383, of which 10,881 are subject to a holdback for six months as security for any indemnity claims by us under the asset purchase agreement.  The asset purchase agreement includes customary representations, warranties, and indemnities.  We expect the closing of the transaction to occur promptly following receipt of applicable state and local regulatory approvals.  The issuance of the Subordinate Voting Shares at the closing will have a dilutive impact on our existing shareholders. The closing of the asset acquisition is subject to customary closing conditions including necessary regulatory approvals.

4.	INVENTORIES

Inventories are comprised of the following items at December 31:

	2020	2019
	(dollars in thousands)
Raw Material
Cannabis plants	10,661	$10,835
Harvested Cannabis and Packaging	11,233	8,132
Total Raw Material	21,894	18,967
Work in Process	54,781	34,212
Finished Goods-Unmedicated	3,908	5,263
Finished Goods-Medicated	17,730	7,538
Total Inventories	98,312	$65,981

5.	PROPERTY AND EQUIPMENT

At December 31, 2020 and 2019, Property and Equipment consisted of the following:

	2020	2019
	(dollars in thousands)
Land	$5,022	$4,479
Buildings & Improvements	112,692	89,542
Construction in Progress	182,962	24,732
Furniture & Equipment	46,532	38,659
Vehicles	351	288
Total	347,559	157,701
Less: accumulated depreciation	(29,858)	(12,953)
Total property and equipment, net	$317,701	$144,748

For the years ended December 31, 2020, 2019 and 2018, the Company capitalized interest of $4.8 million, $0.5 million and $1.0 million, respectively.

For the years ended December 31, 2020, 2019 and 2018, there was depreciation expense of $16.9 million, $9.3 million and $3.0 million, respectively.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, is a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials and equipment on a cost-plus basis. For the years ended December 31, 2020, 2019 and 2018, property and equipment purchases from the Supplier totaled $96.7 million, $46.4 million and $12.1 million, respectively. As of December 31, 2020 and 2019, $10.4 million and $6.5 million was included in accounts payable. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s general counsel.

6.	INTANGIBLE ASSETS & GOODWILL

At December 31, 2020 and 2019, definite-lived intangible assets consisted of the following:

	December 31, 2020
(dollars in thousands)	Net amount	Acquired license agreements	Additions from acquisitions	Amortization expense	Net amount
Licenses	$24,538	$887	$61,400	$2,308	84,517
Moxie brand	—	—	2,960	132	2,828
Tradenames	800	—	1,510	201	2,109
Customer relationship	883	—	—	200	683
Non-compete	25	—	—	18	7
Trademarks	134	—	—	134	(0)
	$26,380	$887	$65,870	$2,992	90,144

	December 31, 2019
(dollars in thousands)	Net amount	Acquired license agreements	Additions from acquisitions	Amortization expense	Net amount
Licenses	$11,568	$—	$14,300	$1,330	$24,538
Moxie brand	—	—	—	—	—
Tradenames	900	—	—	100	800
Customer relationship	—	—	1,000	117	883
Non-compete	—	—	35	10	25
Trademarks	9	—	321	196	134
	$12,477	$—	$15,656	$1,753	$26,380

Amortization expense for the years ended December 31, 2020 and 2019 was $3.0 million and $1.8 million, respectively.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2020:

Year Ended December 31,	Estimated Amortization
(dollars in thousands)
2021	7,914
2022	7,823
2023	7,038
2024	6,066
2025	5,982
Thereafter	55,321
90,144

Goodwill arose from the acquisition of PurePenn, LLC, Pioneer Leasing & Consulting and Solevo Wellness, and The Healing Corner, Inc. see “Note 3 - Acquisitions”. The Company tested for impairment in the fourth quarter of the year ended December 31, 2020.

At December 31, 2020, Goodwill consisted of the following:

(dollars in thousands)
At January 1, 2019	$—
Acquisition of The Healing Corner, Inc.	7,316
At of December 31, 2019	$7,316
Acquisition of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	47,311
Acquisition of Solevo Wellness	19,473
At December 31, 2020	$74,100

7.	NOTES PAYABLE

At December 31, 2020 and 2019, notes payable consisted of the following:

	2020	2019
	(dollars in thousands)
Promissory note dated April 10, 2017, with annual interest at 12%, due between April and July 2022.	$4,000	$4,000
Promissory note dated December 7, 2017, with annual interest at 12%, secured by certain property located in Miami, FL, due December 2021.	2,000	2,000
Less current portion	(2,000)	(2,000)
Long Term Notes Payable	$4,000	$4,000

The unsecured promissory note dated April 10, 2017, was amended in January 2019 to extend the maturity date by three years to 2022, all other terms remain unchanged.

The promissory note dated December 7, 2017, has terms allowing the lender to request prepayment at any time once the Company had raised in excess of $24.0 million. In conjunction with the close of the SR Offering, the promissory note became due on demand.

Stated maturities of notes payables are as follows:

Year Ended December 31,	(dollars in thousands)
2020	$—
2021	2,000
2022	4,000
$6,000

8.	NOTES PAYABLE RELATED PARTY

At December 31, 2020 and 2019, notes payable to related parties consisted of the following:

	2020	2019	2018
	(dollars in thousands)
Notes payable due to related parties, with varying interest rates between 8% to 12% annual, with varying maturity dates.	$12,011	$12,952	$14,215
Less debt discount	(0)	(49)	(141)
Less current portion	(12,011)	(924)	(1,427)
Non-current portion	$(0)	$11,979	$12,647

In February 2019, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $0.3 million. The loan was issued in March 2019. The Company determined that the stated interest rate was below market rates and recorded a debt discount of $10,092 using an annual discount interest rate of 12%.

In March 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $0.2 million. The loan was funded in April 2018. The Company determined that the stated interest rate was below market rates and recorded a debt discount of $6,232 using an annual discount interest rate of 12%.

In April 2018, the Company entered into a $6.0 million unsecured promissory note with Clearwater GPC, an entity controlled by members of management and shareholders with a 24-month maturity and 12% annual interest rate. Approximately $1.5 million of the outstanding balance of C2C lines of credit was extinguished in lieu of cash proceeds as part of the funding of this promissory note. The Company shall make monthly interest payments to the lender and all outstanding principal and any unpaid accrued interest shall be due and payable in full on maturity. If the Company goes public on any foreign or domestic exchange, this promissory note will be due within 90 days of the initial public offering. The Company did go public and in September 2018 the note was paid in full.

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note is held by Traunch Four, LLC, an entity whose direct and indirect owners include Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, George Hackney, all of whom are directors of Trulieve, and certain of Richard May’s family members.  The Rivers Note is held by Kim Rivers.  Each promissory note has a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were amended in December 2019 to extend the maturity one year to May 2021, all other terms remain unchanged.

In June 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $0.3 million. The Company determined that the stated interest rate was below market rates and recorded a debt discount of $10,276 using an annual discount interest rate of 12%.

In November 2018, the Company entered into two separate 24-month unsecured loans each with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for a total of $0.5 million.  The Company determined that the stated interest rate was below market rates and recorded a debt discount for a total of $18,624 using an annual discount interest rate of 12%.

As disclosed in the consolidated statements of cash flows, under other noncash investing and financing activities, the noncash portion of the notes for the years ended December 31, 2019 and 2018 was $0.3 million and $3.1 million, respectively, and was used to finance acquisition of property and equipment. The lenders paid for the property and equipment directly while issuing the Company promissory notes and the Company took custody of the property and equipment.

Stated maturities of notes payable to related parties are as follows:

Year Ended December 31,	(dollars in thousands)
2021	$12,011
$12,011

9.	DEBT

On May 16, 2019, the Company completed a private offering of an aggregate principal amount of $17.8 million of 9.75% unsecured notes of the Company maturing on August 14, 2019 (the “Bridge Notes”). In connection with the closing of the June Units (defined below), the Company repaid the Bridge Notes.

On June 18, 2019, the Company completed a private placement financing comprising 5-year senior secured promissory notes (the “June Notes”) with a face value of $70.0 million The June Notes accrue interest at an annual rate of 9.75%, payable semi-annually, in equal installments, in arrears on June 18 and December 18 of each year, commencing on December 18, 2019. The purchasers of the June Notes also received warrants to purchase 1,470,000 Subordinate Voting Shares at an exercise price of $13.47 (the “June Warrants”), which can be exercised for three years after the closing.

The fair value of the June Notes was determined to be $63.9 million using an interest rate of 13.32% which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the June Warrants. The fair value of the June Warrants was determined to be $4.7 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.48; Exercise Price: C$17.25; Expected Life: 3 years; Annualized Volatility: 49.96%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.34.

Issuance costs totaling $3.1 million were allocated between the June Notes and the June Warrants based on their relative fair values with $2.9 million allocated to the June Notes and $0.2 million expensed as incurred.

The June Notes will accrete from their carrying value on June 18, 2019 of $60.1 million to $70.0 million at maturity in 5 years using an effective interest rate of 13.32%. For the years ended December 31, 2020 and 2019 accretion expense of $1.5 million and $0.7 million respectively, was included in general and administrative expenses in the statements of operations and comprehensive income.

Because of the Canadian denominated exercise price, the June Warrants did not qualify to be classified within equity and were therefore classified as derivative liabilities at fair value with changes in fair value charged or credited to earnings in the consolidated statements of operations and comprehensive income prior to December 10, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. The U.S. dollar exercise price was determined using the U.S. dollar exchange rate published by the Bank of Canada as at the close of business on December 9, 2020 of C$1.00 = $0.781. As of December 10, 2020, the June Notes converted to equity as per ASC 815-40, at an expense of $25.5 million which is included in other (expense) income on the consolidated statement of operations and comprehensive income.

On November 7, 2019, the Company completed a prospectus offering of 60,000 units of the Company (the “November Units”), comprised of an aggregate principal amount of $60.0 million of 9.75% senior secured notes of the Company maturing in 2024 (the “November Notes”) and an aggregate amount of 1,560,000 Subordinate Voting Share warrants of the Company (each individual warrant being a “November Warrant”) at a price of $980 per Unit for a gross proceeds of $61.1 million. Each Unit was comprised of one Note issued in denominations of $1,000 and 26 Warrants.

The fair value of the November Notes was determined to be $56.7 million using an interest rate of 13.43% which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the November Warrants. The fair value of the November Warrants was determined to be $4.4 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.29; Exercise Price: C$17.25; Expected Life: 2.6 years; Annualized Volatility: 48.57%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.32

Issuance costs totaling $2.1 million were allocated between the November Notes and the November Warrants based on their relative fair values with $2.0 million allocated to the November Notes and $0.2 million expensed in the consolidated statements of operations and comprehensive income.

The November Notes will accrete from their carrying value on November 7, 2019 of $54.7 million to $60.0 million at maturity in 4.6 years using an effective interest rate of 13.43%. For the years ended December 31, 2020 and 2019, the Company incurred accretion expense of $1.3 million and $0.1 million which is included in general and administrative in the consolidated statements of operations and comprehensive income .

Because of the Canadian denominated exercise price, the November Warrants did not qualify to be classified within equity and were therefore classified as derivative liabilities at fair value with changes in fair value charged or credited to earnings in the consolidated statements of operations and comprehensive income prior to December 10, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. The U.S. dollar exercise price was determined using the U.S. dollar exchange rate published by the Bank of Canada as at the close of business on December 9, 2020 of C$1.00 = $0.781. As of December 10, 2020, the November Notes converted to equity as per ASC 815-40, at an expense of $27.1 million, which is included in other (expense) income on the consolidated statement of operations and comprehensive income.

The $130.0 million principal amount of the June and November Notes are due in June 2024.

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2020 in the successive five-year period and thereafter are summarized below:

Year Ended December 31,	Other Long-term Liabilities
(dollars in thousands)
2021	$—
2022	—
2023	—
2024	130,000
2025
Thereafter	—
Total Debt	130,000
Less: Unamortized debt issuance costs	(12,835)
Net Debt	$117,165

The net debt of $117.2 million is recorded as other long-term liabilities in our consolidated balance sheet as of December 31, 2020

10.	LEASES

On January 1, 2019, the Company adopted ASC 842, Leases (“Topic 842”) using the modified retrospective transition method. Topic 842 requires the recognition of lease assets and liabilities for operating and finance leases. Beginning on January 1, 2019, the Company’s consolidated financial statements are presented in accordance with the revised policies.

Management elected to utilize the practical expedients permitted under the transition guidance within Topic 842, which allowed the Company to carry forward prior conclusions about lease identification, classification and initial direct costs for leases entered prior to adoption of Topic 842.  Additionally, management elected not to separate lease and non-lease components for all of the Company’s leases.  For leases with a term of 12 months or less, management elected the short-term lease exemption, which allowed the Company to not recognize right-of-use assets (“ROU”) or lease liabilities for qualifying leases existing at transition and new leases the Company may enter into in the future.

The Company leases real estate used for dispensaries, production plants, and corporate offices.  Lease terms for real estate generally range from 5 to 10 years.  Most leases include options to renew for varying terms at the Company’s sole discretion.  Other leased assets include passenger vehicles and trucks and equipment.  Lease terms for these assets generally range from 3 to 5 years.  Certain leases include escalation clauses or payment of executory costs such as property taxes, utilities, or insurance and maintenance.  Rent expense for leases with escalation clauses is accounted for on a straight-line basis over the lease term.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

As a result of the adoption of ASU 2016-02, the Company recorded operating right-of-use assets of $21.7 million, operating lease liabilities of $22.4 million and finance ROU assets and corresponding lease liabilities of $1.2 million.  Upon adoption of ASU 2016-02, operating ROU assets were adjusted for deferred rent and prepaids as of January 1, 2019.  The Company’s incremental borrowing rate is used in determining the present value of future payments at the commencement date of the lease, or for the adoption of ASU 2016-02, at January 1, 2019. Balances related to operating and finance leases are included in ROU assets and lease liabilities in the 2019 consolidated balance sheet.

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive income for the year ended December 31, 2020 and 2019.

	Year Ended December 31,
Lease Cost	2020	2019

Operating lease cost	5,700	5,542
Finance lease cost:
Amortization of lease assets	4,956	1,984
Interest on lease liabilities	2,133	960
Finance lease cost	7,089	2,944
Variable lease cost	222	192
Total lease cost	$13,010	$8,678

Other information related to operating and finance leases as of and for the year ended December 31, 2020 are as follows:

	Finance Lease	Operating Lease
Weighted average discount rate	8.36%	8.64%
Weighted average remaining lease term (in years)	8.51	7.49

The maturity of the contractual undiscounted lease liabilities as of December 31, 2020 is as follows:

Year Ended December 31,	Finance Lease	Operating Lease
	(dollars in thousands)
2021	$6,964	$5,480
2022	6,642	5,405
2023	6,257	5,276
2024	5,787	4,921
2025	5,588	4,843
Thereafter	24,669	14,225
Total undiscounted lease liabilities	55,907	40,150
Interest on lease liabilities	(16,972)	(10,545)
Total present value of minimum lease payments	38,935	29,605
Lease liability - current portion	3,877	3,154
Lease liability	$35,058	$26,450

11.	CONSTRUCTION FINANCE LIABILITY

In July 2019, the Company sold property it had recently acquired in Massachusetts for $3.5 million, which was the cost to the Company.  In connection with the sale of this location, the Company agreed to lease the location back for cultivation.  This transaction was determined to be a finance lease, and therefore did not meet the definition of a sale because control was never transferred to the buyer-lessor.  The transaction was treated as a failed sale-leaseback financing arrangement.

Included in the agreement, the Company completed the tenant improvements related to the property, for which the landlord has provided a tenant improvement allowance (“TI Allowance”) for $40.0 million.  As of December 31, 2020, and December 31, 2019 $40.0 million and $2.5 million, respectively, of the TI Allowance has been provided respectively.  The initial term of the agreement is ten years, with two options to extend the term for five years each.  The initial payments are equal to 11% of the sum of the purchase price for the property and will increase when a draw is made on the TI Allowance.  In addition, a 3% increase in payments will be applied annually after the first year.  As of December 31, 2020 and 2019, the total finance liability associated with this transaction is $43.9 million and $6.1 million, respectively.

In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company, for continued operation as a licensed medical cannabis cultivation facility.  Control was never transferred to the buyer-lessor because the transaction was determined to be a finance lease and did not meet the requirements of a sale.  The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the agreement is ten years, with two options to extend the term for five years each.  The initial annualized payments are equal to 11% of the purchase price for the property.  A 3% increase in payments will be applied annually after the first year.  As of December 31, 2020 and 2019, the total finance liability associated with this transaction is $17.2 million and $16.9 million, respectively.

Under the failed-sale-leaseback accounting model, the Company is deemed under GAAP to own this real estate and will reflect the properties on our consolidated balance sheet and depreciate over the assets' remaining useful life.

The Company is making interest only payments through 2024 with the entire balance of $23.0 million due thereafter.

In October 2019, prior to acquisition by the Company, PurePenn, LLC (“PurePenn”) sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back.

The initial term of the lease is fifteen years, with two five-year options to renew.  The landlord has agreed to provide a tenant improvement allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million and 13.75% thereafter.  As of December 31, 2020, $16.7 million of the TI allowance has been provided. Subsequent to December 31, 2020, the Company entered into an amendment with the landlord to increase the tenant improvement allowance to $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million.

12.	SHARE CAPITAL

The authorized share capital of the Company is comprised of the following:

(i) Unlimited number of Subordinate Voting Shares

Holders of the Subordinate Voting Shares are entitled to notice of and to attend any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting holders of Subordinate Voting Shares shall be entitled to one vote in respect of each Subordinate Voting Share held. Holders of Subordinate Voting Shares are entitled to receive as and when declared by the directors, dividends in cash or property of the Company. No dividend will be declared or paid on the Subordinate Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Multiple Voting Shares and Super Voting Shares.

As of December 31, 2020, 2019 and 2018, there were 59,952,461 and 35,871,672 and 11,135,117 Subordinate Voting Shares issued and outstanding, respectively.

(ii) Unlimited number of Multiple Voting Shares

Holders of Multiple Voting shares are entitled to notice of and to attend any meetings of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. At each such meeting, holders of Multiple Voting Shares are entitled to one vote in respect of each Subordinate Voting Share into which such Multiple Voting Share could ultimately then be converted (initially, 100 votes per Multiple Voting Share). The initial “Conversation Ratio” for Multiple Voting Shares is 100 Subordinate Voting shares for each Multiple Voting Share, subject to adjustment in certain event. Holders of Multiple Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted basis, assuming conversion of all Multiple Voting Shares into Subordinate Voting Shares at the Conversion Ratio) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares.

No dividend may be declared or paid on the Multiple Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Super Voting Shares.

As of December 31, 2020, 2019 and 2018, there were 14,390, 66,614 and 137,505 Multiple Voting Shares issued and outstanding, respectively, which were equal to 1,439,037, 6,661,374 and 13,750,451 Subordinate Voting Shares, respectively, if converted. During the year ended December 31, 2019, 70,891 Multiple Voting Shares were converted into 7,089,077 Subordinate Voting Shares.  There were no Multiple Voting Shares converted during the year ended December 31, 2018.

(iii) Unlimited number of Super Voting Shares

Holders of Super Voting Shares are entitled to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting, holders of Super Voting Shares are be entitled to two votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted (initially, 200 votes per Super Voting Share). Holders of Super Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted to Subordinated Voting Share basis) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares. No dividend is to be declared or paid on the Super Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Multiple Voting Shares. The initial “Conversion Ratio” for the Super Voting Shares is one Multiple Voting Share for each Super Voting Share, subject to adjustment in certain events.

As of December 31, 2020, 2019 and 2018 there were 581,825, 678,133 and 852,466 Super Voting Shares issued and outstanding, respectively, which were equal to 58,182,500, 67,813,300 and 85,246,600 Subordinate Voting Shares, respectively, if converted.  During the year ended December 31, 2019, 174,333 Super Voting Shares were converted into 17,433,300 Subordinate Voting Shares.  There were no Super Voting Shares converted during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company entered into four separate $6.0 million promissory notes see “Note 7 - Notes Payable and Note 8 – Notes Payable Related Party”. In conjunction with the closing of the promissory notes, as additional consideration to the lenders, existing shareholders agreed to dilute their ownership and transfer shares from their personal shareholdings which were valued at $0.2 million. The Company treated that dilution to additional paid in capital and as an additional debt discount of $50,000 per note.

On August 27, 2018, concurrent with the Transaction, the Company completed a brokered private placement (the “SR Offering”) of 10,927,500 subscription receipts for gross proceeds of $50.6 million, which after transaction costs resulted in net proceeds of $47.5 million. The 10,927,500 issued and outstanding subscription receipts were exchanged for 10,927,500 Subordinate Voting Shares of the Company (3,573,450 of those Subordinate Voting Shares were immediately converted into 35,734.50 Multiple Voting Shares).

In connection with the SR Offering, Trulieve paid a cash fee to the Agents equal to 6.0% of the gross proceeds of the SR Offering, provided that the cash fee payable to the Agents was reduced to 3.0% in respect of sales to subscribers on a president’s list. As additional consideration, the Agents were granted an aggregate of 535,446 broker warrants (the “Broker Warrants”) on closing of the SR Offering.

The Broker Warrants are exercisable at any time prior to the date that is 24 months following the date that the Escrow Release Conditions are satisfied to acquire one Trulieve Share at the SR Offering Price, see “Note 14 – Reverse Takeover Transaction”. In October 2018, 321,268 broker warrants were exercised for proceeds of approximately $1.5 million.  In August 2019, 214,178 broker warrants were exercised for proceeds of approximately $1.0 million.

	Number of Warrants	Weighted average exercise price ($CAD)	Weighted Average Remaining Contractual Life (Yrs)
Outstanding and exercisable at December 31, 2017	—	—	—
Granted	535,446	6.00	2.00
Exercised	(321,268)	6.00	—
Outstanding and exercisable at December 31, 2018	214,178	6.00	1.66
Granted	—	—	—
Exercised	(214,178)	6.00	—
Outstanding and exercisable at December 31, 2019	—	—	—
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable at December 31, 2020	—	—	—

On September 11, 2018, Trulieve approved a reclassification of the issued and outstanding share capital of Trulieve whereby each issued and outstanding Trulieve Share was split and became 150 Trulieve Shares. Unless otherwise noted, impacted amounts and share information included in the consolidated financial statements and notes thereto were retroactively adjusted for the stock split as if such stock split occurred on the first day of the first period presented.

13.	SHARE BASED COMPENSATION

Options

The Company has a Stock Option Plan (the “Plan”) as administered by the board of directors of the Company. The aggregate number of Subordinate Voting Shares which may be reserved for issue under the Plan shall not exceed 10% of the issued and outstanding number of Subordinate Voting Shares.

In determining the amount of share-based compensation related to options issued during the twelve months ended December 31, 2020, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

Year Ended December 31, 2020
Fair Value at Grant Date	$3.11 - $3.26
Stock Price at Grant Date	$11.52 - $12.50
Exercise Price at Grant Date	$11.52 - $12.50
Expected Life in Years	1.58 - 2.00
Expected Volatility	49.10% - 50.15%
Expected Annual Rate of Dividends	0%
Risk Free Annual Interest Rate	1.40% - 1.58%

The expected volatility was estimated by using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate was based on the United States two-year bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

On January 3, 2020, under the Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. In accordance with the Plan’s policy, the vesting period for employees is 15% as of the date of issuance, 25% vest on December 31, 2020, and 60% vest on December 31, 2021. For founding members of the board of directors, the options were fully vested on the date of grant. For non-founding members of the board of directors, 50% of the options were vested on December 31, 2020, and 50% will vest on December 31, 2021.

For the twelve months ended December 31, 2020, the Company recorded share-based compensation in the amount of $2.8 million. This is recognized as $0.2 million Cost of Goods Sold, Net, $2.1 million General and Administrative and $0.5 million Sales and Marketing in the condensed consolidated interim statements of operations and comprehensive income.

The number and weighted-average exercise prices and remaining contractual life of options at December 31, 2020 were as follows:

	Number of Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (Yrs)
Outstanding at January 1, 2020	—	$—	—
Granted	1,252,403	11.70	1.93
Exercised	(9,180)	11.52	—
Forfeited	(113,444)	11.52	—
Outstanding, December 31, 2020	1,129,779	11.72	1.92
Exercisable, December 31, 2020	554,456	$11.70	—

Warrants

During the year ended December 31, 2018, the Company issued 8,784,872 warrants to certain employees and directors of the Company for past services provided. The warrants had no vesting conditions and are exercisable at any time for three years after the issuance, subject to certain lock-up provisions: (i) the warrants may not be exercised for 18 months following the Issue Date; (ii) 50% of the warrants may be exercised between months 19-24 following the Issue Date; and (iii) the remaining 50% of the warrants may be exercised at any time thereafter until expiration. The warrants are exchangeable into Subordinate Voting Shares. For the year ended December 31, 2018, the Company recognized $15.0 million in share-based compensation expense.  For the year ended December 31, 2020 and 2019, no warrants related to share-based compensation were issued.

The following table summarizes the warrants issued and outstanding to certain employees and directors of the Company as of December 31, 2020 and 2019 and the changes during the year ended December 31, 2020:

	Number of Warrants	Weighted average exercise price ($CAD)	Weighted Average Remaining Contractual Life (Yrs)
Outstanding as of December 31, 2018	8,784,872	6.00	2.72
Granted	—	—	—
Exercised	—	—	—
Outstanding as of December 31, 2019	8,784,872	6.00	1.72
Granted	—	—	—
Exercised	2,723,311	—	—
Outstanding as of December 31, 2020	6,061,561	6.00	0.72

In determining the amount of share-based compensation related to warrants issued during the year, the Company used the Black-Scholes pricing model to establish the fair value of the warrants granted. The weighted-average grant date fair value was $1.71. The following were the assumptions utilized in the model during the year ended December 31, 2020

December 31, 2020
Stock Price ($CAD)	$6.00
Exercise Price ($CAD)	$6.00
Expected Life in Years	3.00
Annualized Volatility	51%
Annual Rate of Quarterly Dividends	0%
Discount Rate - Bond Equivalent Yield	3%

Volatility was estimated by using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the life of the warrants. The risk-free rate was based on the 3-year Treasury United States bond yield rate.

14. REVERSE TAKEOVER TRANSACTION

In July 2018, Trulieve, Inc. entered into a non-binding letter agreement (“Letter Agreement”) with Schyan Exploration, Inc. (“Schyan”) whereby Trulieve, Inc and Schyan have agreed to merge their respective businesses resulting in a reverse takeover of Schyan by Trulieve, Inc. and change the business of Schyan from a mining issuer to a marijuana issuer (“The Transaction”).  The Transaction was completed in August 2018 and Schyan changed its name to Trulieve Cannabis Corp.

Pursuant to the reverse merger, the historical financial statements of Trulieve, Inc. (the accounting acquirer) become the historical financial statements of Schyan (legal acquirer) on a go forward basis.  As a result, Trulieve, Inc. has retroactively restated its share capital on a per share basis pursuant to Accounting Standards Codification (ASC) 805, Business Combinations to reflect that of the legal acquirer.

In consideration for the acquisition of Schyan, Trulieve is deemed to have issued 200,000 shares of Trulieve common stock representing $0.1 million total value based on the concurrent financing subscription price of $4.6328 “Note 13 – Share Capital”.  This represents an effective exchange ratio of Schyan shares of 0.01235 to 1.  The excess of the purchase price over net assets acquired was charged to the consolidated balance sheet as a reduction in share capital.  Schyan equity was eliminated.

There were no identifiable assets of Schyan on the date of acquisition.  The amounts below are accounted for as an offset to Additional Paid in Capital on the consolidated balance sheet as the transaction was accounted for as a recapitalization.  The acquisition costs have been allocated as follows:

Fair value of 200,000 shares issued	$927
Transaction costs	460
Total purchase price	$1,387

15. PROSPECTUS OFFERING

On September 21, 2020, the Company concluded the offer and sale of 4,715,000 Subordinate Voting Shares pursuant to an agreement with Canaccord Genuity Corp. (the “Underwriter”) at a price of $18.56 per share.  After paying the Underwriter a commission of approximately $4.1 million and issuance costs of $0.1 million, the Company received aggregate consideration of approximately $83.2 million.  Net proceeds from the offering are expected to be used primarily to fund Trulieve’s business development and for general working capital purposes.  The Company has made the required filings to list the offered securities on the Canadian Securities Exchange.

16.	EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
	(dollars in thousands)
Net Income	$62,999	$53,094	$10,893
Weighted average number of common shares outstanding	113,572,379	110,206,103	101,697,002
Dilutive effect of warrants and options outstanding	4,753,345	5,111,839	1,504,125
Diluted weighted average number of common shares outstanding	118,325,724	115,317,942	103,201,127
Basic earnings per share	$0.55	$0.48	$0.11
Diluted earnings per share	$0.53	$0.46	$0.11

17.	INCOME TAXES

The components of the income tax provision include:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Current	$99,338	$51,494	$22,697
Deferred	(4,887)	(908)	(546)
	$94,451	$50,586	$22,151

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Income before income taxes	$157,450	$103,680	$33,044
Federal statutory rate	21.0%	21.0%	21.0%
Theoretical tax expense	33,064	21,773	6,939
State taxes	12,406	9,477	4,366
Other	(1,666)	1,310	1,176
Tax effect of non-deductible expenses:
Nondeductible share based compensation	—	—	3,154
Section 280E permanent differences	50,646	18,026	6,517
	61,386	28,813	15,212
Tax expense	$94,451	$50,586	$22,151

Deferred income taxes consist of the following at December 31, 2020 and 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Deferred tax assets
Lease liability	$1,219	$1,020	$—
Other deferred tax assets	7,025	969	570
Deferred tax liabilities	—
Right of use assets	(1,210)	(1,099)	—
Intangible assets	(26,446)	(6,144)	(3,080)
Property and equipment	(3,153)	(233)	(534)
Lease payments	(1,010)	—	—
Net deferred tax liability	$(23,575)	$(5,486)	$(3,044)

The Company has an income tax filing obligation in Canada as well, but as there is not expected to be any income for the parent Company, there is no associated tax liability related to the Canadian filing, and any deferred tax asset is not being recognized because it is unlikely the Company will generate sufficient taxable income in Canada to utilize these assets.

The impact of an uncertain income tax position taken in our income tax return is recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position is not recognized if it has less than a 50% likelihood of being sustained.

Uncertain tax positions of $3.9 million are recorded as other long-term liabilities in our consolidated balance sheet as of December 31, 2020 and 2019.  No liability was recorded as of December 31, 2018.  No interest and penalties were accrued based on the amount of estimated tax payments made through December 31, 2020.

18.	RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders and the balance at December 31, 2020 and 2019 was $12.0 million and $13.0 million, respectively, as discussed in “Note 8 – Notes Payable Related Party”.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, is a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials and equipment on a cost-plus basis. For the years ended December 31, 2020 and 2019 and 2018, property and equipment purchases totaled $96.7 million, $46.4 million and $12.1 million, respectively. As of December 31, 2020, and 2019, $10.4 million and $6.5 million was included in accounts payable in the consolidated balance sheets, as discussed in “Note 5 – Property and Equipment”. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s general counsel.

The Company has many leases from various real estate holding companies that are managed by various related parties including Benjamin Atkins, a former director and current shareholder of the Company, and the Supplier. As of December 31, 2020, and 2019, under ASC 842, the Company had $15.4 million and $18.9 million of right-of-use assets in Property and Equipment, Net, respectively. As of December 31, 2020, and 2019, $1.8 million, is included in Lease Liability – Current in the Condensed Consolidated Balance Sheet.

19.	CONTINGENCIES
(a)	Operating Licenses

Although the possession, cultivation and distribution of cannabis for medical use is permitted in Florida, California, Connecticut, Pennsylvania and West Virginia cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

(b)	Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, at December 31, 2020, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations and comprehensive income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On December 30, 2019, a securities class-action complaint, David McNear v. Trulieve Cannabis Corp. et al., Case No. 1:19-cv-07289, was filed against the Company in the United States District Court for the Eastern District of New York.  On February 12, 2020, a second securities class-action complaint, Monica Acerra v. Trulieve Cannabis Corp. et al., Case No. 1:20-cv-00775, which is substantially similar to the complaint filed on December 30, 2019, was filed against the Company in the United States District Court for the Eastern District of New York.  Both complaints name the Company, Kim Rivers, and Mohan Srinivasan as defendants for allegedly making materially false and misleading statements regarding the Company’s previously reported financial statements and public statements about its business, operations, and prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief.  On March 20, 2020, the Court consolidated the two related actions under In re Trulieve Cannabis Corp. Securities Litigation, No. 1:19-cv-07289, and appointed William Kurek, John Colomara, David McNear, and Monica Acerra as Lead Plaintiffs.  The Company filed a motion to dismiss on September 11, 2020.  The Company believes that the suit is immaterial and that the claims are without merit and intends to vigorously defend against them.

20.	FINANCIAL INSTRUMENTS AND FINANCIAL RISK MANAGEMENT

(a) Financial Instruments

The Company’s financial instruments consist of money market funds and warrant liability, to the point at which the warrants were converted to equity. Our financial instruments where carrying value approximates the fair value include cash, accounts payable and accrued liabilities, notes payable, notes payable related party, operating lease liability, finance lease liability, other long-term liabilities and construction finance liability. Excluding the money market funds and warrant liability classified at fair value, the carrying values of these financial instruments approximate their fair values at December 31, 2020 and 2019 due to their short-term nature or because the effective interest rate applied to the balance approximates the market rate.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1 – Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly; and

Level 3 – Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

The warrants liability is classified within level 2 of the fair value hierarchy.

There have been no transfers between hierarchy levels during the years ended December 31, 2020 and 2019, respectively.

The following tables present information about the Company’s financial instruments and their classifications as of December 31, 2020 and 2019 and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value:

Fair Value Measurements at December 31, 2020 using:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial Assets:
Money Market Funds (1)	$65,516	$—	$—	$65,516
Financial Liabilities:
Warrant Liability (3)	$—	$—	$—	$—

Fair Value Measurements at December 31, 2019 using:

	Level 1	Level 2	Level 3	Total
	(dollars in thousands)
Financial Assets:
Money Market Funds (1)	$77,993	$—	$—	$77,993
Financial Liabilities:
Warrant Liability (2)	$—	$9,892	$—	$9,892

(1)

Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets. As a short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that is fair value.

(2)	During the year ended December 31, 2020, the Company converted subordinate voting purchase warrants for the June and November debt to equity.
(3)

During the year ended December 31, 2019, the Company issued subordinate voting purchase warrants with the June and November debt see “Note 9 – Debt”.  The fair value of the June and November warrants was determined using the Black-Scholes options pricing model.  These assumptions were based on the share price and other active market data that is observable, and therefore represent a level 2 measurement.

(b) Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company manages its liquidity risk by reviewing on an ongoing basis its capital requirements. During the year ended December 31, 2020, the Company completed several Debt financings see “Note 9 – Debt”.

The following table summarizes the Company’s contractual cash flows:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
Accounts Payable and Accrued Liabilities	$41,902	$—	$—	$—	$41,902
Notes Payable	2,000	4,000	—	—	6,000
Notes Payable - Related Party	12,011	—	—	—	12,011
Other Long-Term Liabilities	—	—	130,000	—	130,000
Operating Lease Liability	5,480	10,681	9,764	14,225	40,150
Finance Lease Liability	6,964	12,899	11,375	24,669	55,907
Construction Finance Liability	$—	$—	$61,071	$20,977	$82,047

A summary for future minimum lease payments due under our Lease Liability has been disclosed in “Note 10 – Leases”.

(c) Credit Risk

Management does not believe that the Company has credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2020.  Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions.

(d) Market Risk

(i) Interest Rate Risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Interest rates have a direct impact on the valuation of the Company’s debt warrants whose value is calculated by using the Black-Scholes method for fair value calculation, for which interest rates are a key assumption used in the Black-Scholes valuation model.

(ii) Concentration Risk

The Company operates substantially in Florida. Should economic conditions deteriorate within that region, its results of operations and financial position would be negatively impacted.

(e) Banking risk

Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in U.S. federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate the businesses of the Company, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. The Company has banking relationships in all jurisdictions in which it operates. In addition, the Company has cash balances in excess of Federal Deposit Insurance Corporation (the “FDIC”) limits, which results in the cash in excess of the FDIC limits being at risk if the financial institutions with which it does business fail.

(f) COVID-19 Pandemic

The Company’s business could be materially and adversely affected by the outbreak of a widespread epidemic or pandemic or other public health crisis, including arising from the novel strain of the coronavirus known as COVID-19. This has resulted in significant economic uncertainty and consequently, it is difficult to reliably measure the potential impact of this uncertainty on our future financial results. Possible future impacts resulting from local or statewide ordinances to help curb the spread of COVID-19 could include limitations on the number of customers in retail stores due to social distancing requirements or forced store closures which forces sales through delivery services.

21.SUBSEQUENT EVENTS

The Company has evaluated subsequent events through March 22, 2021, which is the date these consolidated financial statements were approved by the board of directors of the Company.

On March 22, 2021, we entered into a membership interest purchase agreement with Mountaineer Holding, LLC (“Mountaineer”).  Mountaineer holds a West Virginia cultivation license and two dispensary licenses.  We expected the transaction to close promptly following regulatory approval.

On March 21, 2021, in accordance with the terms of our Articles, an aggregate of 551,614 outstanding Super Voting Shares converted automatically, without any action by the holders of such Super Voting Shares, into an aggregate of 551,614 Multiple Voting Shares.