Form 10-Q
period 2021-03-31
Trulieve Cannabis Corp.
filed 2021-05-13
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 000-56248

TRULIEVE CANNABIS CORP.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6749 Ben Bostic Road Quincy, FL	32351
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 480-7955

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: Subordinate Voting Shares, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 1, 2021, the registrant had 69,520,970 Subordinate Voting Shares and 56,482,769 Multiple Voting Shares (on an as converted basis), outstanding.

Trulieve Cannabis Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects.  The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and Cash Equivalents	$162,450	$146,713
Accounts Receivable	2,617	308
Inventories	103,910	98,312
Prepaid Expenses and Other Current Assets	25,180	19,815
Total Current Assets	294,157	265,148
Property and Equipment, Net	365,141	317,701
Right of Use Asset - Operating, Net	30,051	28,171
Right of Use Asset - Finance, Net	38,380	36,904
Intangible Assets, Net	91,968	90,144
Goodwill	70,208	74,100
Other Assets	7,549	3,944
TOTAL ASSETS	$897,455	$816,112
LIABILITIES
Current Liabilities:
Accounts Payable and Accrued Liabilities	$42,038	$41,902
Income Tax Payable	42,415	5,875
Deferred Revenue	6,780	7,178
Notes Payable - Current Portion	2,000	2,000
Notes Payable - Related Party - Current Portion	—	12,011
Operating Lease Liability - Current Portion	3,324	3,154
Finance Lease Liability - Current Portion	4,344	3,877
Total Current Liabilities	100,900	75,997
Long-Term Liabilities:
Notes Payable	4,000	4,000
Notes Payable - Related Party	12,000	—
Operating Lease Liability	28,326	26,450
Finance Lease Liability	36,294	35,058
Other Long-Term Liabilities	121,817	121,080
Construction Finance Liability	86,445	82,047
Deferred Tax Liability	22,089	23,575
TOTAL LIABILITIES	411,871	368,207
SHAREHOLDERS' EQUITY
Common Stock, no par value; unlimited shares authorized as of March 31, 2021 and December 31, 2020, 120,176,539 and 119,573,998 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Additional Paid-in-Capital	291,385	275,644
Warrants	44,431	52,570
Accumulated Earnings	149,768	119,690
TOTAL SHAREHOLDERS' EQUITY	485,584	447,904
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$897,455	$816,112

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income

(dollars in thousands, except per share data)

	March 31,	March 31,
	2021	2020
Revenues, Net of Discounts	$193,823	$96,057
Cost of Goods Sold	58,559	22,226
Gross Profit	135,264	73,831
Expenses:
General and Administrative	12,709	6,259
Sales and Marketing	44,558	22,866
Depreciation and Amortization	5,434	2,194
Total Expenses	62,701	31,319
Income from Operations	72,563	42,512
Other Income (Expense):
Interest Expense, Net	(7,899)	(5,912)
Other (Expense) Income, Net	(38)	4,899
Total Other Expense	(7,937)	(1,013)
Income Before Provision for Income Taxes	64,627	41,499
Provision for Income Taxes	34,549	17,894
Net Income and Comprehensive Income	30,078	23,605
Basic Net Income per Common Share	0.25	$0.21
Diluted Net Income per Common Share	0.24	$0.20
Weighted average number of common shares used in computing net income per common share:
Basic	119,892,507	110,346,346
Diluted	127,589,096	115,235,740

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Shareholders’ Equity

(dollars in thousands, except per share data)

	Super	Multiple	Subordinate	Total	Additional
	Voting	Voting	Voting	Common	Paid-in-		Accumulated
	Shares	Shares	Shares	Shares	Capital	Warrants	Earnings	Total
Balance, January 1, 2020	67,813,300	6,661,374	35,871,672	110,346,346	76,192	—	56,691	132,883
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Net Income and Comprehensive Income	—	—	—	—	—	—	23,605	23,605
Balance, March 31, 2020	67,813,300	6,661,374	35,871,672	110,346,346	77,414	$—	$80,296	$157,710

Balance, January 1, 2021	58,182,500	1,439,037	59,952,461	119,573,998	$275,644	$52,570	$119,690	$447,904
Share-based compensation	—	—	—	—	741	—	—	741
Shares issued for cash - Warrant Exercise	—	—	469,133	469,133	15,000	(8,139)	—	6,861
Conversion of Warrants to Subordinate Voting Shares	—	—	133,408	133,408	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(117,668)	117,668	—	—	—	—	—
Conversion of Super Voting Shares to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting Shares to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Net Income and Comprehensive Income	—	—	—	—	—	—	30,078	30,078
Balance, March 31, 2021	—	56,482,769	63,693,770	120,176,539	$291,385	$44,431	$149,768	$485,584

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	March 31,	March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net Income and Comprehensive Income	$30,078	$23,605
Adjustments to Reconcile Net Income and Comprehensive Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	5,434	2,194
Depreciation and Amortization Included in Cost of Goods Sold, Net	3,667	2,504
Non-Cash Interest Expense	(41)	745
Amortization of Operating Lease Right of Use Assets	1,573	944
Share-Based Compensation	741	1,222
Accretion of Construction Finance Liability	711	189
Loss on Fair Value of Warrants	—	(4,022)
Deferred Income Tax Expense	(1,487)	(540)
Changes in Operating Assets and Liabilities:
Inventories	(5,598)	(8,944)
Accounts Receivable	(2,309)	—
Prepaid Expenses and Other Current Assets	(5,366)	(5,954)
Other Assets	(3,605)	(1,693)
Accounts Payable and Accrued Liabilities	595	(1,762)
Operating Lease Liabilities	(141)	(3,499)
Income Tax Payable	36,540	18,430
Deferred Revenue	(399)	500
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,393	23,920
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of Property and Equipment	(49,401)	(27,603)
Purchases of Property and Equipment from Construction	(3,687)	—
Capitalized Interest	(365)	(206)
Acquisitions, Net of Cash Acquired	91	—
NET CASH USED IN INVESTING ACTIVITIES	(53,362)	(27,809)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Share Warrant Exercise	6,861	—
Proceeds from Construction Finance Liability	3,687	14,201
Payments on Notes Payable - Related Party	(12)	(442)
Payments on Lease Obligations	(1,830)	(871)
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,706	12,888
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,737	8,999
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	146,713	91,813
CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,450	$100,812
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID DURING THE PERIOD FOR
Interest	$540	$702
Income Taxes	$—	$—
OTHER NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of Property and Equipment Financed with Accounts Payable	$13,155	$3,324
Property and Equipment Acquired via Finance Leases	$3,246	$3,015

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1.  THE COMPANY

Trulieve Cannabis Corp. (together with its subsidiaries, “Trulieve” or the “Company”) was incorporated in British Columbia, Canada. Trulieve (through its wholly-owned subsidiaries) is a vertically integrated cannabis company which currently holds licenses to operate in six states Florida, Massachusetts, California, Connecticut, Pennsylvania and West Virginia, to cultivate, produce, and sell medicinal-use cannabis products and, with respect to California and Massachusetts, adult-use cannabis products. All revenues are generated in the United States, and all long-lived assets are located in the United States.

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

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2021. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2020 and 2019 (“2020 audited consolidated financial statements”).

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC and the instructions to Form 10-Q.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the 2020 Form 10-K.  There have been no material changes to the Company’s significant accounting policies, except for the adoption of ASU 2019-12 as explained below.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes.  ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

COVID-19 Pandemic

The global outbreak of the novel strain of the coronavirus known as COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus.

In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. Management has been closely monitoring the impact of COVID-19, with a focus in the health and safety of the Company’s employees, business continuity and supporting its communities. The Company has enacted various measures to reduce the spread of the virus, including implementing social distancing at its cultivation facilities and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials.

NOTE 3.  ACQUISITIONS

(a)  PurePenn, LLC and Pioneer Leasing & Consulting, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of both PurePenn, LLC and Pioneer Leasing & Consulting, LLC (collectively “PurePenn”). The purpose of this acquisition was to acquire the cultivation and manufacturing facility located in McKeesport, Pennsylvania. Trulieve acquired PurePenn for an upfront payment of $46.0 million, comprised of $27.0 million or 1,298,964 in Trulieve subordinate voting shares (“Trulieve Shares”) and $19 million in cash, plus a potential earn-out payment of up to 2,405,488 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021.  The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying consolidated statements of operations and comprehensive income, consolidated balance sheet, changes in shareholders’ equity, and statement of cash flows for periods subsequent to the acquisition date.  As of March 31, 2021, total transaction costs related to the acquisition were approximately $1.8 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$19,000
Shares issued upon issuance	27,000
Contingent consideration payable in shares	50,000
Fair value of consideration exchanged	$96,000
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	563
Accounts receivable	1,300
Prepaids and other current assets	376
Inventory	7,461
Property and equipment, net	26,233
Intangible assets:
Tradename	580
Moxie license	2,960
State license	45,310
Goodwill	47,311
Other assets	478
Accounts payable and accrued expenses	(2,189)
Construction liability	(17,413)
Deferred tax liability	(16,970)
Total net assets acquired	$96,000

(b)  Keystone Relief Centers, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of Keystone Relief Centers, LLC (referred to herein as “Solevo Wellness”). The purpose of this acquisition was to acquire the licenses to operate three medical marijuana dispensaries in the Pittsburgh, Pennsylvania area. Trulieve acquired Solevo for an upfront purchase price of $20 million, comprised of $10 million in cash and $10 million or 481,097 in Trulieve Shares, plus a potential earn-out payment of up to 721,647 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and statement of cash flows for periods of subsequent to the acquisition date.  As of March 31, 2021, total transaction costs related to the acquisition were approximately $0.9 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

During 2021, the purchase price allocations were finalized and adjustments, primarily to Net Working Capital, Goodwill and Intangible assets, were recorded by the Company.

The following table summarizes the final allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$10,000
Shares issued upon issuance	10,000
Contingent consideration payable in shares	15,000
Net working capital adjustment	624
Fair value of consideration exchanged	$35,624
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,229
Accounts receivable	117
Prepaids and other current assets	91
Inventory	2,337
Property and equipment, net	2,245
Right of use asset	2,156
Intangible assets:
Dispensary License	19,890
Tradename	930
Goodwill	15,582
Accounts payable and accrued expenses	(790)
Lease liability	(2,156)
Deferred tax liability	(6,007)
Total net assets acquired	$35,624

NOTE 4. INVENTORY

The Company’s inventory includes the following at March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Raw Material
Cannabis plants	$13,497	$10,661
Harvested Cannabis and Packaging	13,323	11,233
Total Raw Material	26,820	21,894
Work in Process	51,511	54,781
Finished Goods-Unmedicated	4,333	3,908
Finished Goods-Medicated	21,245	17,730
Total Inventories	$103,910	$98,312

NOTE 5. PROPERTY & EQUIPMENT

At March 31, 2021 and December 31, 2020, Property and Equipment consisted of the following:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Land	$5,022	$5,022
Buildings & Improvements	123,599	112,692
Construction in Progress	209,543	182,962
Furniture & Equipment	62,041	46,532
Vehicles	351	351
Total	400,556	347,559
Less: accumulated depreciation	(35,415)	(29,858)
Total property and equipment, net	$365,141	$317,701

For the three months ended March 31, 2021 and 2020, the Company capitalized interest of $0.4 million and $0.2 million, respectively.

For the three months ended March 31, 2021 and 2020, there was depreciation expense of $5.6 million and $3.2 million, respectively.

NOTE 6. INTANGIBLE ASSETS & GOODWILL

At March 31, 2021 and December 31, 2020, definite-lived intangible assets consisted of the following:

	March 31, 2021
(dollars in thousands)	Net amount	Adjustments to purchase price allocation	Additions from acquisitions	Amortization expense	Net amount
Licenses	$84,517	$3,800	$—	$1,461	$86,856
Moxie brand	2,828	—	—	247	2,581
Tradenames	2,109	—	—	214	1,895
Customer relationship	683	—	—	50	633
Non-compete	7	—	—	4	3
	$90,144	$3,800	$—	$1,976	$91,968

	December 31, 2020
	Net	Acquired license	Additions from	Amortization	Net
(dollars in thousands)	amount	agreements	acquisitions	expense	amount
Licenses	$24,538	$887	$61,400	$2,308	$84,517
Moxie brand	—	—	2,960	132	2,828
Tradenames	800	—	1,510	201	2,109
Customer relationship	883	—	—	200	683
Non-compete	25	—	—	18	7
Trademarks	134	—	—	134	—
	$26,380	$887	$65,870	$2,992	$90,144

Amortization expense for the three months ended March 31, 2021 and 2020 was $2.0 million and $0.3 million, respectively.

The following table outlines the estimated future annual amortization expense related to intangible assets as of March 31, 2021:

Estimated
Three Months Ended March 31,	Amortization
(dollars in thousands)
2021	6,343
2022	8,077
2023	7,291
2024	6,319
2025	6,236
Thereafter	57,703
$91,968

Goodwill arose from the acquisition of PurePenn, LLC, Pioneer Leasing & Consulting and Solevo Wellness, see “Note 3 - Acquisitions”. The Company tested for impairment in the fourth quarter of the year ended December 31, 2020.

At March 31, 2021, Goodwill consisted of the following:

(dollars in thousands)
At January 1, 2020	$7,316
Acquisition of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	47,311
Acquisition of Solevo Wellness	19,473
At December 31, 2020	$74,100
Adjustment to Purchase Price Allocation of Solevo Wellness	(3,892)
At March 31, 2021	$70,208

NOTE 7. NOTES PAYABLE

At March 31, 2021 and December 31, 2020, notes payable consisted of the following:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Promissory note dated April 10, 2017, with annual interest at 12%, due between April and July 2022	$4,000	$4,000
Promissory note dated December 7, 2017, with annual interest at 12%, secured by certain property located in Miami, FL due December 2021.	2,000	2,000
Less current portion	(2,000)	(2,000)
Long Term Notes Payable	$4,000	$4,000

Stated maturities of notes payable are as follows:

As of Three Months Ended March 31,	(dollars in thousands)
2021	2,000
2022	4,000
$6,000

NOTE 8. NOTES PAYABLE RELATED PARTY

At March 31, 2021 and December 31, 2020, notes payable related party consisted of the following:

	March 31,	December 31,
	2021	2020
	(dollars in thousands)
Notes payable due to related parties, with varying interest rates between 8% to 12% annual, with varying maturity dates	$12,000	$12,011
Less current portion	—	(12,011)
Non-current portion	$12,000	$—

Stated maturities of notes payable to related parties are as follows:

As of Three Months Ended March 31,	(dollars in thousands)
2022	$12,000
$12,000

In March 2021, the two unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) were amended to extend the maturity one year to May 2022, all other terms remain unchanged.

NOTE 9. DEBT

In 2019, the Company completed two private placement arrangements (the “June Notes” and the “November Notes”), each comprised of 5-year senior secured promissory notes with a face value of $70.0 million and $60.0 million, respectively.  Both notes accrue interest at an annual rate of 9.75%, payable semi-annually, in equal installments, in arrears on June 18 and December 18 of each year. The purchasers of the June Notes received warrants to purchase 1,470,000 Subordinate Voting Shares and the purchasers of the November Notes received warrants to purchase 1,560,000 Subordinate Voting Shares, which can be exercised for three years after closing.

The fair value of the June Notes was determined to be $63.9 million using an interest rate of 13.32% which the Company estimates would have been the coupon rate required to issue the June Notes had the financing not included the June Warrants. The fair value of the June Warrants was determined to be $4.7 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.48; Exercise Price: C$17.25; Expected Life: 3 years; Annualized Volatility: 49.96%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.34.

The fair value of the November Notes was determined to be $56.7 million using an interest rate of 13.43% which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the November Warrants. The fair value of the November Warrants was determined to be $4.4 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.29; Exercise Price: C$17.25; Expected Life: 2.6 years; Annualized Volatility: 48.57%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.32.

For the three months ended March 31, 2021 and 2020 accretion expense of $0.7 million and $0.7 million respectively, was included in general and administrative expenses in the statements of operations and comprehensive income.

Because of the Canadian denominated exercise price, the June and November Warrants did not qualify to be classified within equity and were therefore classified as derivative liabilities at fair value with changes in fair value charged or credited to earnings in the consolidated statements of operations and comprehensive income prior to December 10, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. The U.S. dollar exercise price was determined using the U.S. dollar exchange rate published by the

Bank of Canada as at the close of business on December 9, 2020 of C$1.00 = $0.781. The June Notes and November Notes converted to equity as per ASC 815-40, at an expense of $25.5 million and $27.1 million, respectively.

The $130.0 million principal amount of the June and November Notes are due in June 2024.

Scheduled annual maturities of the principal portion of long-term debt outstanding at March 31, 2021 in the successive five-year period and thereafter are summarized below:

Other Long-term
As of Three Months Ended March 31,	Liabilities
(dollars in thousands)
2021	$—
2022	—
2023	—
2024	130,000
2025	—
Thereafter	—
Total Debt	130,000
Less: Unamortized debt issuance costs	(12,097)
Net Debt	$117,903

The net debt of $117.9 million is recorded as other long-term liabilities in our consolidated balances sheet as of March 31, 2021.

NOTE 10. LEASES

The following table provides the components of lease cost recognized in the consolidated statement of operations and comprehensive income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Lease Cost	2021	2020
Operating lease cost	1,573	995
Finance lease cost:
Amortization of lease assets	1,570	857
Interest on lease liabilities	779	406
Finance lease cost	2,349	1,263
Variable lease cost	395	93
Total lease cost	$4,316	$2,351

Other information related to operating and finance leases as of and for the three months ended March 31, 2021 are as follows:

	Finance Lease	Operating Lease
Weighted average discount rate	8.31%	8.65%
Weighted average remaining lease term (in years)	8.14	7.53

The maturity of the contractual undiscounted lease liabilities as of March 31, 2021 is as follows:

Three Months Ended March 31,	Finance Lease	Operating Lease
	(dollars in thousands)
Remainder of 2020	$5,644	$4,421
2022	7,249	5,854
2023	6,865	5,729
2024	6,364	5,379
2025	5,995	5,306
Thereafter	24,819	16,724
Total undiscounted lease liabilities	56,936	43,412
Interest on lease liabilities	(16,299)	(11,763)
Total present value of minimum lease payments	40,637	31,650
Lease liability - current portion	4,344	3,324
Lease liability	$36,294	$28,326

NOTE 11. CONSTRUCTION FINANCE LIABILITY

In July 2019, the Company sold property it had recently acquired in Massachusetts for $3.5 million, which was the cost to the Company.  In connection with the sale of this location, the Company agreed to lease the location back for cultivation. The landlord has agreed to provide a tenant improvement allowanace (“TI Allowance”) of $40.0 million, which was dispensed in its entirety as of December 31, 2020. The initial term of the agreement is ten years, with two options to extend the term for five years each.  The initial payments are equal to 11% of the sum of the purchase price for the property and will increase when a draw is made on the TI Allowance.  In addition, a 3% increase in payments will be applied annually after the first year.  As of March 31, 2021, the total finance liability associated with this transaction is $44.1 million.

In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company, for continued operation as a licensed medical cannabis cultivation facility.  The initial term of the agreement is ten years, with two options to extend the term for five years each.  The initial annualized payments are equal to 11% of the purchase price for the property.  A 3% increase in payments will be applied annually after the first year.  As of March 31, 2021, the total finance liability associated with this transaction is $17.2 million.

In October 2019, prior to acquisition by the Company, PurePenn, LLC (“PurePenn”) sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back.  The initial term of the lease is fifteen years, with two five-year options to renew. The landlord has agreed to provide a TI allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million and 13.75% thereafter.  On March 8, 2021, the Company entered into an amendment with the landlord to increase the tenant improvement allowance to $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million.  As of March 31, 2021, $20.4 million of the TI allowance has been provided.  As of March 31, 2021, the total finance liability associated with this transaction is $25.1 million.

Under the failed-sales-leaseback accounting model, the Company is deemed under GAAP to own the above mentioned real estate properties as financing arrangements since control was never transferred to the buyer-lessor.  These agreements are presented on our consolidated balance sheet and depreciate over the assets' remaining useful life.

NOTE 12. SHARE CAPITAL

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

As of March 31, 2021, and 2020, there were 63,693,770 and 35,871,672 Subordinate Voting Shares issued and outstanding, respectively.

(ii) Unlimited number of Multiple Voting Shares

Holders of Multiple Voting shares are entitled to notice of and to attend any meetings of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. At each such meeting, holders of Multiple Voting Shares are entitled to one vote in respect of each Subordinate Voting Share into which such Multiple Voting Share could ultimately then be converted (initially, 100 votes per Multiple Voting Share). The initial “Conversation Ratio” for Multiple Voting Shares is 100 Subordinate Voting shares for each Multiple Voting Share, subject to adjustment in certain events. Holders of Multiple Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefore, pari passu (on an as converted basis, assuming conversion of all Multiple Voting Shares into Subordinate Voting Shares at the Conversion Ratio) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares.

No dividend may be declared or paid on the Multiple Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Super Voting Shares.

As of March 31, 2021, and 2020, there were 564,828, and 66,614 Multiple Voting Shares issued and outstanding, respectively, which were equal to 56,482,769, and 6,661,374 Subordinate Voting Shares, respectively, if converted.

(iii) Unlimited number of Super Voting Shares

Holders of Super Voting Shares are entitled to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting, holders of Super Voting Shares are be entitled to two votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted (initially, 200 votes per Super Voting Share). Holders of Super Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefore, pari passu (on an as converted to Subordinated Voting Share basis) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares. No dividend is to be declared or paid on the Super Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Multiple Voting Shares. The initial “Conversion Ratio” for the Super Voting Shares is one Multiple Voting Share for each Super Voting Share, subject to adjustment in certain events.

On March 21, 2021, in accordance with the terms of our Articles, an aggregate of 551,614 outstanding Super Voting Shares converted automatically, without any action by the holders of such Super Voting Shares, into an aggregate of 551,614 Multiple Voting Shares.  As of March 31, 2021, no Super Voting Shares were issued or outstanding.

NOTE 13. SHARE BASED COMPENSATION

Options

The Company has a Stock Option Plan (the “Plan”) as administered by the Board of Directors of the Company. The aggregate number of Subordinate Voting Shares which may be reserved for issue under the Plan shall not exceed 10% of the issued and outstanding number of Subordinate Voting Shares.

In determining the amount of share-based compensation related to options issued during the three months ended March 31, 2021, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

Three months ended March 31, 2021
Fair Value at Grant Date	$11.20
Stock Price at Grant Date	$33.42
Exercise Price at Grant Date	$33.42
Expected Life in Years	3.00
Expected Volatility	49.88%
Expected Annual Rate of Dividends	0%
Risk Free Annual Interest Rate	0.11%

The expected volatility was estimated by using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate was based on the United States three-year bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

On January 4, 2021, under the Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. In accordance with the Plan’s policy, the vesting period for employees is 15% vest on December 31, 2021, 25% vest on December 31, 2022, and 60% vest on December 31, 2023. For founding and non-founding members of the Board of Directors, 50% of the options vest on December 31, 2021, and 50% will vest on December 31, 2022.

For the three months ended March 31, 2021, the Company recorded share-based compensation for all stock options in the amount of $0.7 million. This is recognized as $0.1 million Cost of Goods Sold, Net, $0.5 million General and Administrative and $0.1 million Sales and Marketing in the condensed consolidated interim statements of operations and comprehensive income.

The number and weighted-average exercise prices and remaining contractual life of options at March 31, 2021 were as follows:

			Weighted
		Weighted	Average
		average	Remaining
	Number	exercise	Contractual
	of Options	price	Life (Yrs)
Outstanding at January 1, 2021	1,129,774	$11.72	4.01
Granted	326,872	$33.42	4.76
Exercised	—	$—	—
Forfeited	—	$—	—
Outstanding, March 31, 2021	1,456,646	$16.59	4.05
Exercisable, March 31, 2021	554,459	$11.70	3.84

Warrants

During the year ended December 31, 2018, the Company issued 8,784,872 warrants to certain employees and directors of the Company for past services provided. The warrants had no vesting conditions and are exercisable at any time for three years after the issuance, subject to certain lock-up provisions: (i) the warrants may not be exercised for 18 months following the Issue Date; (ii) 50% of the warrants may be exercised between months 19-24 following the Issue Date; and (iii) the remaining 50% of the warrants may be exercised at any time thereafter until expiration. The warrants are exchangeable into Subordinate Voting Shares.  For the three months ended March 31, 2021 and 2020, no warrants related to share-based compensation were issued.

The following table summarizes the warrants issued and outstanding to certain employees and directors of the Company as of December 31, 2019 and 2020 and the changes during the three months ended March 31, 2021:

		Weighted	Weighted
		average	Average
	Number	exercise	Remaining
	of	price	Contractual
	Warrants	($CAD)	Life (Yrs)
Outstanding as of December 31, 2019	8,784,872	6.00	1.72
Granted	—	—	—
Exercised	(2,723,311)	—	—
Outstanding as of December 31, 2020	6,061,561	6.00	0.72
Granted	—	—	—
Exercised	(133,408)	6.00	—
Forfeited	(16,592)	—	—
Outstanding as of March 31, 2021	5,911,561	6.00	0.48

NOTE 14. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020:

	2021	2020
	(dollars in thousands)
Net Income	$30,078	$23,605
Weighted average number of common shares outstanding	119,892,507	110,346,346
Dilutive effect of warrants and options outstanding	7,696,589	4,889,394
Diluted weighted average number of common shares outstanding	127,589,096	115,235,740
Basic earnings per share	$0.25	$0.21
Diluted earnings per share	$0.24	$0.20

NOTE 15. INCOME TAXES

The following table summaries the Company’s income tax expense and effective tax rate for the three months ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020
	(dollars in thousands)
Income Before Provision for Income Taxes	$64,627	$41,499
Provision for Income Taxes	34,549	17,894
Effective Tax Rate	53%	43%

NOTE 16. RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders and the balance at March 31, 2021 and December 31, 2020 was $12.0 million and $12.0 million, respectively, as discussed in “Note 8 – Notes Payable Related Party”.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, is a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials and equipment on a cost-plus basis. At March 31, 2021 and 2020, property and equipment purchases totaled $29.3 million, and $21.5 million, respectively. As of March 31, 2021 and December 31, 2020, $12.5 million and $10.4 million of property and equipment purchases was included in accounts payable in the consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s Chief Legal Officer.

The Company has many leases from various real estate holding companies that are managed by various related parties including Benjamin Atkins, a former director and current shareholder of the Company, and the Supplier. As of March 31, 2021, and December 31, 2020, under ASC 842, the Company had $14.9 million and $15.4 million of right-of-use assets in Property and Equipment, Net, respectively, and $16.0 million and $16.4 million of Lease Liability, respectively. As of March 31, 2021, and December 31, 2020, $1.9 million and $1.8 million, is included in Lease Liability – Current in the Condensed Consolidated Balance Sheet.

NOTE 17. CONTINGENCIES

(a)Operating Licenses

Although the possession, cultivation and distribution of cannabis for medical use is permitted in Florida, California, Connecticut, Pennsylvania and West Virginia, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

(b)Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, at March 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations and comprehensive income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

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

NOTE 18.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 12, 2021, which is the date these consolidated financial statements were approved by the board of directors of the Company.

On May 10, 2021, the Company announced they have entered into a definitive agreement with Harvest Health & Recreation, Inc. (“Harvest”) located in Phoenix, Arizona.  The Company will acquire all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares. Under the terms of the Agreement, shareholders of Harvest will receive 0.1170 of a subordinate voting share of the Company for each Harvest subordinate voting share (or equivalent) held, representing total consideration of approximately $2.1 billion based on the closing price of the Trulieve Shares on May 7, 2021.  The transaction is subject to customary closing conditions and regulatory approvals.

On May 6, 2021, the Company announced the closing of the acquisition of Mountaineer Holding, LLC.  The Mountaineer business consists of a cultivation permit and two dispensary permits in West Virginia.  Total consideration is $3.0 million cash and 60,342 subordinate voting shares.

On April 13, 2021, the Company announced that it had entered into a definitive agreement to acquire Solevo Wellness West Virgina, LLC (“Solevo”) and its three West Virgina dispensary permits for an upfront payment of $0.2 million in cash and $0.5 million in Subordinate Voting Shares.  The closing of the transaction is contingent upon West Virginia state regulatory approval and customary closing conditions.

On April 12, 2021 the Company concluded the underwritten offer and sale of 5,000,000 Subordinate Voting Shares in the United States and Canada at a public offering price of $39.63.  In connection with the closing of the offering, the underwriters exercised in full their option to purchase an additional 750,000 subordinate voting shares. After paying the underwriters a commission of approximately $9.1 million and issuance costs of $0.2 million, the Company received aggregate consideration of approximately $219.1 million.  Net proceeds from the offering are expected to be used primarily to fund Trulieve’s business development and for general working capital purposes.

On April 5, 2021, the Company entered into a definitive agreement to acquire from Anna Holdings, LLC a dispensary license operating under Keystone Shops (“Keystone Shops”) with dispensary locations in Philadelphia, Devon and King of Prussia for an upfront payment of $60.0 million, comprised of $40.0 million in Trulieve subordinate voting shares and $20.0 million in cash.  The agreement does not include a deferred payment or an earn-out.  The transaction is subject to customary closing conditions and regulatory approvals and is expected to close during the second quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or SEC, on March 23, 2021 (the “2020 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our 2020 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2020 Form 10-K.

Overview

We are a multi-state cannabis operator with licenses to operate in six states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only California and Massachusetts have adopted legislation permitting commercialization of adult-use cannabis products.

As of March 31, 2021, we employed over 6,200 people, and we are committed to providing patients, which we refer to herein as “patients” or “customers,” a consistent and welcoming retail experience across Trulieve branded stores. We have eight material subsidiaries: Trulieve, Inc., or Trulieve US, Leef Industries, LLC, or Leef Industries, Life Essence, Inc., or Life Essence, Trulieve Holdings, Inc., or Trulieve Holdings, and Trulieve Bristol, Inc. (formerly The Healing Corner, Inc. and referred to herein as “Healing Corner”), PurePenn LLC, Keystone Relief Centers, LLC (which we refer to as “Solevo Wellness”), and Trulieve WV, Inc., or Trulieve WV. Each of Trulieve US, Leef Industries, Life Essence, Trulieve Holdings, Healing Corner, PurePenn LLC, Solevo Wellness and Trulieve WV is wholly owned (directly or indirectly) by Trulieve Cannabis Corp. As of March 31, 2021, substantially all of our revenue was generated from the sale of medical cannabis products in the State of Florida. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, Pennsylvania, and West Virginia, have been material to our business.

Florida

Trulieve US is a vertically integrated “seed to sale” cannabis company and is the largest licensed medical marijuana company in the State of Florida. As of March 31, 2021, publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve US to have the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state. Trulieve US cultivates and produces all of its products in-house and distributes those products to patients in Trulieve branded stores (dispensaries) throughout the State of Florida, as well as directly to patients via home delivery. Our experience in the vertically integrated Florida market has given us the ability to scale and penetrate in all necessary business segments (cultivation, production, sales, and distribution). Trulieve US has the experience necessary to increase market leadership in Florida and employ that expertise effectively in other regulated markets.

As of March 31, 2021, Trulieve US operated approximately 2.1 million square feet of cultivation facilities across five sites. In accordance with Florida law, Trulieve US grows in secure enclosed indoor facilities and greenhouse structures.

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

Pennsylvania

On November 12, 2020, we completed the acquisition of 100% of the membership interests of: (i) PurePenn LLC and Pioneer Leasing & Consulting LLC, which we refer to collectively as PurePenn, and (ii) Keystone Relief Centers, LLC, which does business as and we refer to herein as Solevo Wellness. PurePenn operates marijuana cultivation and manufacturing facilities in the Pittsburgh, Pennsylvania area and currently wholesales to 100% of the operating dispensaries in Pennsylvania. As of March 31, 2021, PurePenn has 35,000 square feet of cultivation space. Solevo Wellness operates three medical marijuana dispensaries with approximately 16,000 square feet of retail space, each with six points of sale, in the Pittsburgh, Pennsylvania area.

West Virginia

On November 13, 2020, Trulieve WV was awarded a processor permit by the West Virginia Office of Medical Cannabis. On January 29, 2021, Trulieve WV was notified that it has been awarded four dispensary permits by the West Virginia Office of Medical Cannabis.  On March 22, 2021, we entered into a membership interest purchase agreement with Mountaineer Holding, LLC (“Mountaineer”).  Mountaineer holds a West Virginia cultivation license and two dispensary licenses.  Our acquisition of Mountaineer closed on May 6, 2021. We are actively working to begin operations as soon as reasonably practicable, which will vary by location depending on permitting and construction timelines.

Recent Developments

On March 21, 2021, in accordance with the terms of our Articles, an aggregate of 551,614 outstanding Super Voting shares converted automatically, without any action by the holders of such Super Voting Shares, into an aggregate of 551,614 Multiple Voting Shares.

Management’s Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the United States, or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results.  These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP.  Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, share-based compensation, tax, depreciation, acquisition and transaction costs, fair value step-up of inventory from acquisitions, COVID related expenses, non-cash expenses and other income. Trulieve reports adjusted EBITDA to help investors assess the operating performance of the Corporation’s business. The financial measures noted above are metrics that have been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

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

Components of Results of Operations

Revenue

We derive our revenue from cannabis products which we manufacture, sell, and distribute to our customers by home delivery and in our dispensaries.

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

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs related to the dispensaries as well as marketing programs for our products.  As we continue to expand and open additional dispensaries, we expect our sales and marketing expenses to continue to increase.

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

Depreciation and Amortization

Depreciation expense is calculated on a straight-line basis using the estimated useful life of each asset.  Estimated useful life is determined by asset class and is reviewed on an annual basis and revised if necessary.  Amortization expense is recognized using the straight-line method over the estimated useful life of the intangible assets. Useful lives for intangible assets are determined by type of asset with the initial determination of useful life derived during the valuation of the business combination.  On an annual basis, the useful lives of each intangible class of assets are evaluated for appropriateness and adjusted if appropriate.

Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income and interest expense and the impact of the revaluation of the debt warrants.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Revenues, Net of Discounts	$193,823	$96,057	$97,767	102%

Revenue for the three months ended March 31, 2021 was $193.8 million, an increase of $97.8 million, from $96.1 million for the three months ended March 31, 2020. Increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count. In addition, between March 31, 2021 and March 31, 2020, we opened thirty-three dispensaries in Florida which increased retail sales year over year.

Cost of Goods Sold

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Cost of Goods Sold	$58,559	$22,226	$36,333	163%
% of Total Revenues	30%	23%

Cost of goods sold for the three months ended March 31, 2021 was $58.6 million, an increase of $36.3 million, from $22.2 million for the three months ended March 31, 2020, due to an increase in retail sales as a result of an increase in dispensaries and patient count. Cost of goods sold as a percentage of revenue increased from 23% for the three months ended March 31, 2020 to 30% for the three months ended March 31, 2021 due to our expansion into new markets, timing of inventory flow-through and product mix.

Gross Profit

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Gross Profit	$135,264	$73,831	$61,433	83%
% of Total Revenues	70%	77%

Gross profit for the three months ended March 31, 2021 was $135.3 million, up $61.4 million or 83% from $73.8 million for the three months ended March 31, 2020, as a result of an increase in retail sales due to the additional number of dispensaries, products available for sale and patient count.  Gross profit as a percentage of revenue decreased from 77% for the three months ended March 31, 2020 to 70%, for the three months ended March 31, 2021. The decrease is caused by expansion into new markets, timing of inventory flow-through and product mix.

Sales and Marketing Expenses

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Sales and Marketing Expenses	$44,558	$22,866	$21,692	95%
% of Total Revenues	23%	24%

Sales and marketing expense increased from $22.9 million for the three months ended March 31, 2020, to $44.6 million for the three months ended March 31, 2021, an increase of $21.7 million, or 95%.  The increase in sales and marketing expense is the result of a higher head count for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share.  This increased head count resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
General and Administrative Expenses	$12,709	$6,259	$6,450	103%
% of Total Revenues	7%	7%

General and administrative expense for the three months ended March 31, 2021 increased to $12.7 million from $6.3 million for the three months ended March 31, 2020, an increase of $6.4 million, or 103%.  The increase in general and administrative expense is the result of entering new markets and ramping our infrastructure to support growth initiatives and go-forward compliance.

Depreciation and Amortization Expense

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Depreciation and Amortization Expenses	$5,434	$2,194	$3,240	148%
% of Total Revenues	3%	2%

Depreciation and amortization expenses for the three months ended March 31, 2021 was $5.4 million, up $3.2 million, or 148%, from $2.2 million for the three months ended March 31, 2020. The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in more capitalized assets from the additional dispensaries.  Furthermore, amortization expense increased due to acquisitions and acquired intangibles.

Total Other Income (Expense), Net

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Total Other Income (Expense), Net	$(7,937)	$(1,013)	$(6,924) **%
% of Total Revenues	(4)%	(1)%

** not meaningful

Total other income (expense), net for the three months ended March 31, 2021 was $(7.9) million, an increase of $6.9 million from $(1.0) million for the three months ended March 31, 2020. The overall increase is the result of an increase in interest expense related to additional finance leases to support business growth, partially offset by our revaluation of debt warrants for the three months ended March 31, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25.  As a result of this, the Public Warrants converted to equity and eliminating revaluation expense in future periods.

Provision for Income Taxes

	Three Months Ended		Change
	March 31,		Increase / (Decrease)
	2021	2020	$ %
	(dollars in thousands)
Provision for Income Taxes	$34,549	$17,894	$16,655	93%

Income tax expense for the three months ended March 31, 2021 increased to $34.5 million from $17.9 million for the three months ended March 31, 2020, an increase of $16.7 million, or 93% as a result of a $61.4 million increase in gross profit for the same periods. Under IRC Section 280E, Cannabis Companies are only allowed to deduct expenses that are directly related to production of the products. The increase in income tax expense is due to the increase in gross profit as a result of the increase in retail sales partially offset by an increase in production costs as a percentage of revenue.

Net Income

	Three Months Ended March 31,		Change Increase / (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Net Income and Comprehensive Income	$30,078	$23,605	$6,473	27%

Net income for the three months ended March 31, 2021 was $30.1 million, an increase of $6.5 million or 27%, from $23.6 million for the three months ended March 31, 2020. The increase in net income was driven primarily by the opening of additional dispensaries, an increase in products available for purchase and overall patient count. This net increase to net income was offset by cost of goods sold which was driven by timing of inventory flow-through and product mix.  In addition, increases in sales and marketing and general and administrative expenses such as personnel costs, dispensary expenses, depreciation, interest expense, costs of entering new markets, ramping infrastructure, and go-forward compliance, all contributed to the offset in net income.  Income taxes also significantly increased period over period due to higher profit.  Lastly, other expense increased as a result of the revaluation of our debt warrants for the three months ended March 31, 2020. As previously noted, the revaluation is no longer applicable for the three months ended March 31, 2021.

Adjusted EBITDA

	Three Months Ended March 31,		Change Increase / (Decrease)
	2021	2020	$	%
	(dollars in thousands)
Adjusted EBITDA	$90,797	$48,546	$42,250	87%

Adjusted EBITDA for the three months ended March 31, 2021, was $90.8 million, an increase of $42.3 million or 87%, from $48.5 million for the three months ended March 31, 2020. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Net Income and Comprehensive Income	$30,078	23,605
Add (Deduct) Impact of:
Depreciation and Amortization	5,434	2,194
Depreciation included in Cost of Goods Sold	3,667	2,504
Interest Expense, Net	7,899	5,912
Provision for Income Taxes	34,549	17,894
EBITDA	81,626	52,109
Share-Based Compensation	741	1,222
Other Expense (Income), Net	38	(4,899)
Acquisition and Transaction Costs	2,042	—
Inventory Step up, Fair value	2,528	—
COVID Related Expenses	3,821	114
Total Adjustment	60,719	24,941
Adjusted EBITDA	$90,797	$48,546

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt, and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $162.4 million as of March 31, 2021.

We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the report issuance date through at least the next 12 months.

Our primary uses of cash are for working capital requirements, capital expenditures and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel as well as costs related to the growth, manufacture, and production of our products. Our capital expenditures consist primarily of additional facilities and dispensaries, improvements in existing facilities and product development.

To the extent additional funds are necessary to meet our long-term liquidity needs as we continue to execute our business strategy, we anticipate that they will be obtained through incurrence of additional indebtedness, additional equity financings or a combination of these potential sources of funds. There can be no assurance that we will be able to obtain additional funds on terms acceptable to us, on a timely basis, or at all. The failure to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the results of operations and financial condition.

The following table presents our cash and outstanding debt as of the dates indicated:

	Three Months Ended March 31,	Year Ended December 31,
	2021	2020
Cash and Cash Equivalents	$162,450	$146,713
Outstanding Debt:
Notes Payable	6,000	6,000
Notes Payable - Related Party	12,000	12,011
Other Long-Term Liabilities	130,000	130,000
Warrant Liability	—	—
Operating Lease Liability	31,650	29,604
Finance Lease Liability	40,638	38,935
Construction Finance Liability	$86,445	$82,047

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Three Months Ended March 31,
	2021	2020
Net Cash Provided by Operating Activities	$60,393	$23,920
Net Cash Used in Investing Activities	(53,362)	(27,809)
Net Cash Provided by Financing Activities	8,706	12,888
Net Increase in Cash and Cash Equivalents	15,737	8,999
Cash and Cash Equivalents, Beginning of Period	146,713	91,813
Cash and Cash Equivalents, End of Period	$162,450	$100,812

Cash Flow from Operating Activities

Net cash provided by operating activities was $60.4 million for the three months ended March 31, 2021, an increase of $36.5 million, compared to $23.9 million net cash provided by operating activities during the three months ended March 31, 2020. This is primarily due to organic growth of our business partially offset by increases in net working capital requirements, including inventory, as we ramp the business to support the growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $53.4 million for the three months ended March 31, 2021, an increase of $25.6 million, compared to the $27.8 million net cash used in investing activities for the three months ended March 31, 2020.  The increase is due to the increase of property and equipment purchases for the construction of additional dispensaries and continued expansion of our cultivation and processing facilities.

Cash Flow from Financing Activities

Net cash provided by financing activities was $8.7 million for the three months ended March 31, 2021, a decrease of $4.1 million, compared to the $12.9 million net cash provided by financing activities for the three months ended March 31, 2020.  The decrease was primarily due to a reduction in TI Allowance proceeds, partially offset by proceeds of warrant exercises.

Funding Sources

Promissory Notes

In 2017, we entered into three unsecured promissory notes with a 12% annual interest rate, which was amended in January 2019 to extend the maturity by three years to 2022.  The balance of these notes is $4.0 million. On December 17, 2017, we entered into a promissory note with a 12% annual interest rate and a balance of $2.0 million, which will mature December 2021.

Related Party Promissory Notes

In February 2019, we entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder of Trulieve for $257,337. In March 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins for $158,900. In June 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins for $262,010. In November 2018, the Company entered into two separate 24-month unsecured loans each with an 8% annual interest rate with a former director and shareholder for a total of $474,864.  As of March 31, 2021, all loans with Benjamin Atkins have matured.

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note is held by Traunch Four, LLC, an entity whose direct and indirect owners include Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, George Hackney, all of whom are directors of Trulieve, and certain of Richard May’s family members. The Rivers Note is held by Kim Rivers. Each promissory note has a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were amended in March 2021 to extend the maturity one year to May 2022, all other terms remain unchanged.

Balance Sheet Exposure

At March 31, 2021 and 2020, 100% of our balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to “Risk Factors” in this prospectus.

Contractual Obligations

At March 31, 2021, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(dollars in thousands)
Accounts Payable and Accrued Liabilities	$42,038	$—	$—	$—	$42,038
Notes Payable	2,000	4,000	—	—	6,000
Notes Payable - Related Party	—	12,000	—	—	12,000
Other Long-Term Liabilities	—	—	130,000	—	130,000
Operating Lease Liability	4,421	11,583	10,685	16,724	43,412
Finance Lease Liability	5,644	14,115	12,359	24,819	56,936
Construction Finance Liability	$10,975	$38,440	$41,697	$157,218	$248,330

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.  Controls and Procedures

a.  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, the principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the requisite time periods.

b.  Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the 2020 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Option Grants

On January 4, 2021, prior to the effectiveness of our initial registration statement under the Securities Act of 1933, as amended, and our becoming subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, we issued to certain employees, directors, and consultants’ options to purchase an aggregate of 326,872 Subordinate Voting Shares, of which, as of March 31, 2021, none had been exercised, none had been forfeited and 326,872remained outstanding at a weighted average exercise price of $33.42 per share.

The stock options issued as described in this Item 2 were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act or the exemption set forth in Section 4(a)(2) under the Securities Act and Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 - Entry into a Material Definitive Agreement.” and “Item 3.02 – Unregistered Sales of Equity Securities.” of Form 8-K.

Arrangement Agreement

On May 10, 2021, Trulieve Cannabis Corp. (the “Company”) entered into an arrangement agreement (the “Arrangement Agreement”) with Harvest Health & Recreation Inc. (“Harvest”), pursuant to which, the Company has agreed, subject to the terms and conditions thereof, to acquire all of the issued and outstanding subordinate voting shares of Harvest (“Subordinate Voting Shares”), multiple voting shares of Harvest (“Multiple Voting Shares”) and super voting shares of Harvest (the “Super Voting Shares” and, together with the Subordinate Voting Shares and Multiple Voting Shares, the “Harvest Voting Shares”), pursuant to a plan of arrangement (the “Plan of Arrangement”) under the Business Corporations Act (British Columbia) (the “Arrangement”).

Consideration

Subject to the terms and conditions set forth in the Arrangement Agreement and Plan of Arrangement, holders of Harvest Voting Shares will receive 0.1170 of a subordinate voting share of the Company (each a “Company Subordinate Voting Share”), subject to adjustment as described below (the “Exchange Ratio”), for each Harvest Voting Share outstanding immediately prior to the effective time of the Arrangement (the “Effective Time”), with the Super Voting Shares and Multiple Voting Shares treated on an as if converted basis to Subordinate Voting Shares pursuant to their respective terms; provided, the Exchange Ratio may potentially be adjusted upon the occurrence of certain permitted Harvest debt re-financings.  The Arrangement is intended to qualify as a reorganization for U.S. federal income tax purposes.

At the Effective Time, (i) all Harvest equity awards granted under Harvest’s equity incentive plan that are outstanding immediately prior to the Effective Time will be adjusted so that upon exercise, the holder will be entitled to receive Company Subordinate Voting Shares, with the number of shares underlying such award adjusted based on the Exchange Ratio, (ii) each of the warrants to acquire Subordinate Voting Shares issued by Harvest on May 10, 2019 and on December 30, 2020 that are outstanding immediately prior to the Effective Time will be exercisable, in accordance with the terms, for Company Subordinate Voting Shares, after adjustments to reflect the Arrangement and to account for the Exchange Ratio; (iii) each of the warrants to acquire Multiple Voting Shares issued by Harvest on April 23, 2020 that are outstanding immediately prior to the Effective Time will be exercisable, in accordance with the terms, for Company Subordinate Voting Shares, after adjustments to reflect the Arrangement and to account for the Exchange Ratio; and (iv) all remaining warrants to acquire Subordinate Voting Shares issued by Harvest that are outstanding immediately prior to the Effective Time will be exchanged into warrants of the Company to acquire Company Subordinate Voting Shares after adjustments to reflect the Arrangement and to account for the Exchange Ratio.

Conditions to the Arrangement

The Arrangement is subject to a number of conditions, including the approval by at least 66 2/3% of the holders of the Harvest Voting Shares (“Harvest Voting Shareholders”) represented in person or by proxy at a special meeting of Harvest Voting Shareholders (the “Meeting”), voting together as a single class, and if required by applicable law, approval by a majority of the holders of Harvest Voting Shares represented at the Meeting in person or by proxy, excluding the votes of those persons whose votes are required to be excluded under Multilateral Instrument 61-101 - Protection of Minority Security Holders in Special Transactions.  It is a condition to closing in favor of the Company that holders of less than 5% of the outstanding Harvest Voting Shares shall have validly exercised dissent rights with respect to the Arrangement that have not been withdrawn as of the effective date of the Arrangement.

In addition, the Arrangement is subject to approval of the Supreme Court of British Columbia (or any other court with appropriate jurisdiction) at a hearing upon the procedural and substantive fairness of the terms and conditions of the Arrangement and certain regulatory approvals, including the approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  The Arrangement is also conditional upon the approval, subject to customary conditions, of the listing of the Company Subordinate Voting Shares issuable pursuant to the Arrangement on the Canadian Securities Exchange.  The Arrangement Agreement may be terminated by mutual written consent of the Company and Harvest and by either party in certain circumstances as more particularly set forth in the Arrangement Agreement.

Certain Other Terms of the Arrangement Agreement

The Arrangement Agreement includes customary representations, warranties and covenants of Trulieve and Harvest and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between execution of the Arrangement Agreement and the Effective Time

The Arrangement Agreement provides for customary non-solicitation covenants, subject to the right of the board of directors of Harvest (the “Board”) to consider and accept a superior proposal (as defined in the Arrangement Agreement), and the right of the Company to match any such proposal within five business days. The Arrangement Agreement also provides for the payment by Harvest to the Company of a $100,000,000 termination fee if the Arrangement Agreement is terminated in certain specified circumstances, including, among other things, in the event that (i) the Board withholds, withdraws, modifies or qualifies any of its recommendations or determinations with respect to the special resolution approving the Arrangement; (ii) the Board, in accordance with certain procedures set forth in the Arrangement Agreement,  accepts, recommends, approves or enters into an agreement to implement a superior proposal (as defined in the Arrangement Agreement), or (iii) the Arrangement Agreement is terminated in certain circumstances, including in the event the resolution approving the Arrangement is not approved by Harvest Voting Shareholders, the Arrangement is not consummated on or prior to February 28, 2022 (subject to modification by the parties and extension in certain circumstances), or in the event Harvest willfully failed to fulfill or comply with all covenants contained in the Arrangement Agreement required to be fulfilled or complied with it on or prior to the effective time of the Arrangement, and if (x) prior to the date of termination an acquisition proposal meeting certain requirements has been publicly announced or otherwise communicated to Harvest, and (y) within 12 months of the date of such termination the transaction is completed or Harvest has entered into a definitive agreement with respect to such transaction and such transaction is later consummated or effected (whether or not within such 12 month period).  The Arrangement Agreement also provides for the payment by the Company to Harvest of a $100,000,000 termination fee if the Arrangement Agreement is terminated due to the fact that the Arrangement is not consummated on or prior to February 28, 2022 (subject to modification by the parties and extension in certain circumstances) solely due to the failure to obtain certain required regulatory approvals.

In the event the Arrangement has not been completed on or before February 28, 2022, the Company has agreed to lend Harvest $25,000,000.  In addition, the Company has agreed to lend Harvest an additional amount of $25,000,000 on each of May 31, 2022, August 31, 2022 and November 30, 2022 if the Arrangement has not been completed by the business day preceding each of those respective dates.  Such loans will be subject to acceleration in certain customary or to be negotiated events, which include termination of the Arrangement Agreement in order to enter into an alternative transaction agreement for a superior proposal.

Voting Support Agreements

Pursuant to certain voting support and lock-up agreements (the “Voting Support Agreements”), certain Harvest Voting Shareholders holding an aggregate of more than 50% of the voting power of the Harvest Voting Shares have entered into the Voting Support Agreements with the Company, pursuant to which they have agreed to vote in favor of the Arrangement at the Meeting.  The Voting Support Agreements terminate in certain circumstances, including upon the termination of the Arrangement Agreement in accordance with its terms.  Under the Arrangement Agreement, Harvest has agreed to hold the Meeting no later than September 15, 2021.

The foregoing descriptions of the Arrangement Agreement and Voting Support Agreements do not purport to be complete and are qualified in their entirety by reference to the full text of those agreements which are included as Exhibits 2.1, 10.1 and 10.2 to this report. The Arrangement Agreement has been included to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company or Harvest. The representations, warranties and covenants contained in the Arrangement Agreement were made only for purposes of the Arrangement Agreement as of the specific dates therein, were solely for the benefit of the parties to the Arrangement Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Arrangement Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors are not third-party beneficiaries under the Arrangement Agreement and should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Arrangement Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

The Company anticipates that the securities to be issued to the security holders of Harvest pursuant to the Arrangement will be issued in a transaction exempt from the registration requirements of the United States Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(10) thereof.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

2.1*	Arrangement Agreement, dated May 10, 2021, between Trulieve Cannabis Corp. and Harvest Health & Recreation Inc. (included herewith).

3.1	Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052)).

10.1*	Form of Voting Support and Lock-Up Agreement (included herewith).

10.2*	Form of Voting Support Agreement (included herewith).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: May 13, 2021	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer

Date: May 13, 2021	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer