Form 10-Q
period 2021-06-30
Trulieve Cannabis Corp.
filed 2021-08-12
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 71,789,323 Subordinate Voting Shares and 56,461,096 Multiple Voting Shares (on an as converted basis), outstanding.

Trulieve Cannabis Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2021

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$289,238	$146,713
Accounts receivable, net	3,754	308
Inventories, net	112,628	98,312
Income tax receivable	8,157	—
Prepaid expenses and other current assets	28,313	19,815
Total current assets	442,090	265,148
Property and equipment, net	427,666	314,045
Right of use asset - operating, net	31,254	28,171
Right of use asset - finance, net	41,521	36,904
Intangible assets, net	123,106	93,800
Goodwill	71,123	74,100
Other assets	9,547	3,944
TOTAL ASSETS	$1,146,307	$816,112
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$45,579	$41,903
Income tax payable	—	5,875
Deferred revenue	6,186	7,178
Notes payable - current portion	4,667	2,000
Notes payable - related party - current portion	12,000	12,011
Operating lease liability - current portion	3,583	3,154
Finance lease liability - current portion	4,723	3,877
Total current liabilities	76,738	75,998
Long-term liabilities:
Notes payable	1,333	4,000
Operating lease liability	29,381	26,450
Finance lease liability	39,694	35,058
Private placement notes liability, net	118,673	117,165
Other long-term liabilities	4,145	3,915
Construction finance liability	90,263	82,047
Deferred tax liability	29,845	23,575
TOTAL LIABILITIES	390,072	368,208

Commitments and contingencies (see Note 17)

Common stock, no par value; unlimited shares authorized as of June 30, 2021 and December 31, 2020, 126,982,700 and 119,573,998 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	522,898	275,644
Warrants	42,689	52,570
Accumulated earnings	190,648	119,690
TOTAL SHAREHOLDERS' EQUITY	756,235	447,904
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,146,307	$816,112

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income

(dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net of discounts	$215,122	$120,765	$408,945	$216,821
Cost of goods sold	70,639	30,233	129,198	52,459
Gross profit	144,483	90,532	279,747	164,362
Expenses:
General and administrative	14,942	7,936	27,650	14,195
Sales and marketing	46,576	27,009	91,135	49,873
Depreciation and amortization	6,667	3,104	12,101	5,298
Total expenses	68,185	38,049	130,886	69,366
Income from operations	76,298	52,483	148,861	94,996
Other income (expense):
Interest expense, net	(6,649)	(5,302)	(14,548)	(11,214)
Other (expense) income, net	333	(4,969)	295	(71)
Total other expense	(6,316)	(10,271)	(14,253)	(11,285)
Income before provision for income taxes	69,982	42,212	134,608	83,711
Provision for income taxes	29,102	23,274	63,650	41,168
Net income and comprehensive income	40,880	18,938	70,958	42,543
Basic net income per common share	$0.33	$0.17	$0.59	$0.38
Diluted net income per common share	$0.31	$0.16	$0.55	$0.37
Weighted average number of common shares used in computing net income per common share:
Basic	125,631,725	111,573,332	120,351,366	110,959,839
Diluted	133,002,231	115,307,313	127,884,913	114,468,339

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Warrants	Accumulated Earnings	Total
Balance, January 1, 2021	58,182,500	1,439,037	59,952,461	119,573,998	$275,644	$52,570	$119,690	$447,904
Share-based compensation	—	—	—	—	741	—	—	741
Shares issued for cash - warrant exercise	—	—	469,133	469,133	15,000	(8,139)	—	6,861
Conversion of warrants to Subordinate Voting Shares	—	—	133,408	133,408	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(117,668)	117,668	—	—	—	—	—
Conversion of Super Voting to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	30,078	30,078
Balance, March 31, 2021	—	56,482,769	63,693,770	120,176,539	$291,385	$44,431	$149,768	$485,584
Share-based compensation	—	—	—	—	744	—	—	744
Shares issued for cash - warrant exercise	—	—	100,400	100,400	2,553	(1,742)	—	811
Common stock issued upon cashless warrant exercise	—	—	661,614	661,614	—	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	(15,734)	(15,734)	(595)	—	—	(595)
Issuance of shares in offering, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	—	(2,800)
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	3,000	—	—	3,000
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	6,500	—	—	6,500
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	500	—	—	500
Conversion of Multiple Voting to Subordinate Voting shares	—	(21,673)	21,673	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	—	40,880	40,880
Balance, June 30, 2021	—	56,461,096	70,521,604	126,982,700	$522,898	$42,689	$190,648	$756,235

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Warrants	Accumulated Earnings	Total
Balance, January 1, 2020	67,813,300	6,661,374	35,871,672	110,346,346	$76,192	$—	$56,691	$132,883
Share-based compensation	—	—	—	—	1,222	—	—	1,222
Net income and comprehensive income	—	—	—	—	—	—	23,605	23,605
Balance, March 31, 2020	67,813,300	6,661,374	35,871,672	110,346,346	$77,414	$—	$80,296	$157,710
Share-based compensation	—	—	—	—	462	—	—	462
Shares issued for cash - warrant exercise	—	—	2,723,311	2,723,311	11,458	—	—	11,458
Net income and comprehensive income	—	—	—	—	—	—	18,938	18,938
Balance, June 30, 2020	67,813,300	6,661,374	38,594,983	113,069,657	$89,334	$—	$99,234	$188,568

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	June 30, 2021	June 30, 2020
Cash flow from operating activities
Net income and comprehensive income	$70,958	$42,543
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	12,101	5,298
Depreciation and amortization included in cost of goods sold	8,687	4,891
Non-cash interest expense	1,507	1,434
Amortization of operating lease right of use assets	1,910	1,508
Share-based compensation	1,485	1,685
Accretion of construction finance liability	1,068	430
Loss on fair value of warrants	—	1,021
Deferred income tax expense	(1,986)	(915)
Changes in operating assets and liabilities:
Inventories	(14,316)	(7,820)
Accounts receivable	(3,446)	—
Prepaid expenses and other current assets	(8,896)	(4,539)
Other assets	(5,603)	(2,196)
Income tax payable / receivable	(14,032)	42,838
Accounts payable and accrued liabilities	2,152	(8,666)
Operating lease liabilities	(1,633)	(1,233)
Deferred revenue	(992)	1,392
Other long-term liabilities	230	—
Net cash provided by operating activities	49,194	77,671
Cash flow from investing activities
Purchases of property and equipment	(115,302)	(27,923)
Purchases of property and equipment related to construction finance liability	(7,147)	(17,694)
Cash paid for internal use software	(1,951)	—
Acquisitions, net of cash acquired	(10,158)	—
Capitalized interest	(2,130)	(814)
Net cash used in investing activities	(136,688)	(46,431)
Cash flow from financing activities
Proceeds from share warrant exercise	7,672	11,458
Proceeds from construction finance liability	7,148	18,600
Proceeds from shares issued pursuant to private placement	217,896	—
Payments on finance lease obligations	(2,091)	(2,056)
Payments on notes payable - related party	(11)	(742)
Payments for taxes related to net share settlement of equity awards	(595)	—
Net cash provided by financing activities	230,019	27,260
Net increase in cash and cash equivalents	142,525	58,500
Cash and cash equivalents, beginning of period	146,713	91,813
Cash and cash equivalents, end of period	$289,238	$150,313
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$15,047	$10,362
Income taxes	$79,950	$115
Other noncash investing and financing activities
Adjustment to PurePenn, LLC and Keystone Relief Centers, LLC contingent consideration	$2,800	$—
ASC 842 lease additions - operating and finance leases	$12,383	$13,520
Shares issued for acquisitions	$10,000	$—
Purchase of property and equipment financed with accounts payable	$13,751	$5,919

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1.  THE COMPANY

Trulieve Cannabis Corp. (together with its subsidiaries, “Trulieve” or the “Company”) was incorporated in British Columbia, Canada. Trulieve (through its wholly-owned subsidiaries) is a vertically integrated cannabis company which currently holds licenses to operate in six states Florida, Massachusetts, California, Connecticut, Pennsylvania and West Virginia, to cultivate, produce, and sell medicinal-use cannabis products and, with respect to California and Massachusetts, adult-use cannabis products. All revenues are generated in the United States, and all long-lived assets are located in the United States. As of June 30, 2021, substantially all of our revenue was generated from the sale of medical cannabis products in the State of Florida. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, Pennsylvania, and West Virginia, have been material to our business.

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

The Company’s head office is located Tallahassee, Florida. The Company’s registered office is located in British Columbia.

The Company is listed on the Canadian Securities Exchange (the “CSE”) and began trading on September 24, 2018 under the ticker symbol “TRUL”, and trades on the OTCQX market under the symbol “TCNNF”.

NOTE 2.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented.  Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature.  Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2021. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2020 and 2019 (“2020 audited consolidated financial statements”).

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation and include:

•

Reclassification of internal use software with a net book value of $3.7 million from “Property and equipment, net” to “Intangible assets, net” in the consolidated balance sheet as of December 31, 2020, due to a change in accounting policy.

•

Reclassification of property and equipment with a net book value of $50.0 million from construction in progress to land, buildings and improvements, and furniture and equipment in Footnote 5, Property and Equipment as of December 31, 2020.

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

NOTE 3.  ACQUISITIONS

(a) Nature’s Remedy of Massachusetts, Inc.

On June 30, 2021, the Company completed an asset purchase agreement whereby Trulieve acquired a licensed, but not yet operating, adult-use dispensary location from Nature’s Remedy of Massachusetts, Inc. (“Nature’s Remedy”). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business determining Nature’s Remedy did not meet the definition of a business as Nature’s Remedy did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Nature’s Remedy has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. The total consideration was $13.5 million consisting of $7.0 million in cash and $6.5 million or 237,881 in Trulieve shares.  The net assets acquired are as follows:

(dollars in thousands)
Consideration:
Cash	$7,000
Shares issued upon issuance	6,500
Transaction costs	23
Fair value of consideration exchanged	$13,523
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$12
Property and equipment	749
Right of use asset - finance	594
Intangible assets
Dispensary license	18,757
Accounts payable and accrued liabilities	(335)
Finance lease liability	(594)
Deferred tax liability	(5,660)
Total net assets acquired	$13,523

The acquired intangible asset is represented by the adult-use license and is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(b)  Solevo Wellness West Virginia, LLC

On June 8, 2021, the Company acquired 100% of the membership interests of Solevo Wellness West Virginia, LLC (“Solevo WV”) which holds three West Virginia dispensary licenses. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business determining Solevo WV did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. The total consideration was $0.8 million consisting of $0.2 million in cash, $0.5 million or 11,658 in Trulieve shares, $0.1 million in debt forgiveness and less than $0.1 million in transaction costs. The consideration of $0.8 million was allocated to acquired assets of $1.1 million, which are treated as definite-lived intangible assets amortized over a 15-year useful life, offset by a related deferred tax liability of $0.3 million.

(c)  Mountaineer Holding, LLC

On May 6, 2021, the Company acquired 100% of the membership interests of Mountaineer Holding LLC (“Mountaineer”) which holds a cultivation permit and two dispensary permits in West Virginia. Total consideration was $6.0 million consisting of $3.0 million in cash and $3.0 million or 60,342 in Trulieve shares. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business determining Mountaineer did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. The consideration of $6.0 million has been allocated to the $8.3 million of acquired assets which are treated as definite-lived intangible assets amortized over a 15-year useful life, offset by a related deferred tax liability of $2.3 million.

(d)  PurePenn, LLC and Pioneer Leasing & Consulting, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of both PurePenn, LLC, which holds a permit to cultivate and process medical marijuana in Pennsylvania, and Pioneer Leasing & Consulting, LLC (collectively “PurePenn”). The purpose of this acquisition was to acquire the cultivation and manufacturing facility located in McKeesport, Pennsylvania. Trulieve acquired PurePenn for an upfront payment valued at $48.7 million, comprised of 1,298,964 in Trulieve Subordinate Voting Shares (“Trulieve Shares”) with a fair value of $29.7 million and $19.0 million in cash, plus a potential earn-out payment of up to 2,405,488 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021.  The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated changes in shareholders’ equity, and condensed consolidated statement of cash flows for periods subsequent to the acquisition date.  As of June 30, 2021, total transaction costs related to the acquisition were approximately $1.8 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

The preliminary valuation was based on Management’s estimates and assumptions which are subject to change within the purchase price allocation period (generally one year from the acquisition date).  The primary areas of the purchase price allocation that are not yet finalized relate to the valuation of the tangible and intangible assets acquired and the residual goodwill.  For the three months ended June 30, 2021, we recorded an adjustment to the initial valuation of shares issued upon issuance, which increased the fair value of the consideration exchanged  and the estimated purchase price by $2.7 million and increased goodwill by $2.7 million and we recorded an adjustment to the initial valuation of contingent consideration payable in shares, which reduced contingent consideration payable in shares and the estimated purchase price by $3.0 million and decreased goodwill by $3.0 million.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$19,000
Shares issued upon issuance	29,711
Contingent consideration payable in shares	46,951
Fair value of consideration exchanged	$95,662
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$563
Accounts receivable	1,300
Prepaid expenses and other current assets	376
Inventories	7,461
Property and equipment, net	26,233
Intangible assets, net:
Tradename	580
Moxie license	2,960
State license	45,310
Goodwill	46,973
Other assets	478
Accounts payable and accrued liabilities	(2,189)
Construction finance liability	(17,413)
Deferred tax liability	(16,970)
Total net assets acquired	$95,662

(e)  Keystone Relief Centers, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of Keystone Relief Centers, LLC (referred to herein as “Solevo Wellness”), which holds a permit to operate three medical marijuana dispensaries in the Pittsburgh, Pennsylvania area. Trulieve acquired Solevo for an upfront purchase price of $21.0 million, comprised of $10.0 million in cash and 481,097 in Trulieve Shares with a fair value of $11.0 million, plus a potential earn-out payment of up to 721,647 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income, condensed consolidated changes in shareholders’ equity, and condensed consolidated statement of cash flows for periods subsequent to the acquisition date.  As of June 30, 2021, total transaction costs related to the acquisition were approximately $0.9 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

During 2021, the purchase price allocations were adjusted, primarily to Net working capital, Goodwill and Intangible assets. For the three months ended March 31, 2021, we recorded an adjustment of $3.8 million to the initial valuation amount of intangible assets for the dispensary license, increasing the dispensary license balance by $3.8 million and decreasing goodwill by $3.8 million. For the three months ended June 30, 2021, we recorded an adjustment to the initial valuation of shares issued upon issuance, which increased the fair value of the consideration exchanged by $1.0 million and increased goodwill by $1.0 million, and we recorded an adjustment to the intial valuation of contingent consideration payable in shares, which increased contingent consideration payable in shares and the estimated purchase price by $0.2 million and increased goodwill by $0.2 million.

The following table summarizes the final allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$10,000
Shares issued upon issuance	11,004
Contingent consideration payable in shares	15,249
Net working capital adjustment	624
Fair value of consideration exchanged	$36,877
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,229
Accounts receivable	117
Prepaid expenses and other current assets	91
Inventories	2,337
Property and equipment, net	2,245
Right of use asset	2,156
Intangible assets, net:
Dispensary license	19,890
Tradename	930
Goodwill	16,835
Accounts payable and accrued liabilities	(790)
Lease liability	(2,156)
Deferred tax liability	(6,007)
Total net assets acquired	$36,877

NOTE 4. INVENTORY

The Company’s inventory includes the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Raw material
Cannabis plants	$17,577	$10,661
Harvested cannabis and packaging	17,093	11,233
Total raw material	34,670	21,894
Work in process	56,822	54,780
Finished goods-unmedicated	4,039	3,908
Finished goods-medicated	17,097	17,730
Total inventories	$112,628	$98,312

NOTE 5. PROPERTY & EQUIPMENT

At June 30, 2021 and December 31, 2020, Property and Equipment consisted of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Land	$5,877	$5,878
Buildings and improvements	250,855	156,372
Construction in progress	134,780	129,588
Furniture and equipment	78,578	51,714
Vehicles	351	351
Total	470,441	343,903
Less: accumulated depreciation	(42,775)	(29,858)
Total property and equipment, net	$427,666	$314,045

Capitalized interest for the three and six months ended June 30, 2021 totaled $1.8 million and $2.1 million, respectively.  Capitalized interest for the three and six months ended June 30, 2020 totaled $0.6 million and $0.8 million, respectively.

Depreciation expense for the three and six months ended June 30, 2021 totaled $7.3 million and $12.9 million, respectively.  Depreciation expense for the three and six months ended June 30, 2020 totaled $3.6 million and $6.8 million respectively.

NOTE 6. INTANGIBLE ASSETS & GOODWILL

At June 30, 2021 and December 31, 2020, definite-lived intangible assets consisted of the following:

	June 30, 2021
(dollars in thousands)	Net amount	Adjustments to purchase price allocation	Additions	Amortization expense	Net amount
Licenses	$84,517	$3,683	$28,195	$3,125	$113,270
Moxie brand	2,828	—	—	494	2,334
Tradenames	2,109	—	—	428	1,681
Customer relationship	683	—	—	100	583
Non-compete	7	—	—	7	—
Internal use software	3,656	—	1,952	370	5,238
	$93,800	$3,683	$30,147	$4,524	$123,106

	December 31, 2020
(dollars in thousands)	Net amount	Acquired license agreements	Additions	Amortization expense	Net amount
Licenses	$24,538	$887	$61,400	$2,308	$84,517
Moxie brand	—	—	2,960	132	2,828
Tradenames	800	—	1,510	201	2,109
Customer relationship	883	—	—	200	683
Non-compete	25	—	—	18	7
Trademarks	134	—	—	134	—
Internal use software	3,656	—	—	—	3,656
	$30,036	$887	$65,870	$2,993	$93,800

Amortization expense for the three and six months ended June 30, 2021 was $2.5 million and $4.5 million, respectively.

The following table outlines the estimated future annual amortization expense related to all intangible assets as of June 30, 2021:

Estimated amortization
(dollars in thousands)
Remaining 2021	$5,359
2022	11,134
2023	10,348
2024	9,376
2025	8,923
Thereafter	77,966
$123,106

Goodwill arose from the acquisition of PurePenn, LLC, Pioneer Leasing & Consulting and Solevo Wellness, see “Note 3 - Acquisitions”. The Company tested for impairment in the fourth quarter of the year ended December 31, 2020.

At June 30, 2021, Goodwill consisted of the following:

(dollars in thousands)
At January 1, 2020	$7,316
Acquisition of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	47,311
Acquisition of Solevo Wellness	19,473
At December 31, 2020	$74,100
Measurement period purchase price allocation adjustments of Solevo Wellness	(2,639)
Measurement period purchase price allocation adjustments of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	(338)
At June 30, 2021	$71,123

NOTE 7. NOTES PAYABLE

At June 30, 2021 and December 31, 2020, notes payable consisted of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Promissory note dated April 10, 2017, with annual interest at 12%, due between April and July 2022.	$4,000	$4,000
Promissory note dated December 7, 2017, with annual interest at 12%, secured by certain property located in Miami, FL due December 2021.	2,000	2,000
Total notes payable	6,000	6,000
Less current portion	(4,667)	(2,000)
Long-term notes payable	$1,333	$4,000

Stated maturities of notes payable are as follows:

As of June 30,	(dollars in thousands)
2021	$2,000
2022	4,000
$6,000

NOTE 8. NOTES PAYABLE RELATED PARTY

At June 30, 2021 and December 31, 2020, notes payable related party consisted of the following:

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Notes payable due to related parties, with varying interest rates between 8% to 12% annual, with varying maturity dates	$12,000	$12,011
Less current portion	(12,000)	(12,011)
Non-current portion	$—	$—

Stated maturities of notes payable to related parties are as follows:

(dollars in thousands)
2022	$12,000
$12,000

In March 2021, the two unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) were amended to extend the maturity one year to May 2022, all other terms remain unchanged.

NOTE 9. PRIVATE PLACEMENT NOTES

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

The fair value of the November Notes was determined to be $54.5 million using an interest rate of 13.43% which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the November Warrants. The fair value of the November Warrants was determined to be $4.4 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.29; Exercise Price: C$17.25; Expected Life: 2.6 years; Annualized Volatility: 48.57%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.32.

For the three and six months ended June 30, 2021 accretion expense was $0.8 million and $1.5 million respectively.  For the three and six months ended June 30, 2020, accretion expense was $0.7 million and $1.4 million, respectively. Accretion expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

Because of the Canadian denominated exercise price, the June and November Warrants did not qualify to be classified within equity and were therefore classified as derivative liabilities at fair value with changes in fair value charged or credited to earnings in the condensed consolidated statements of operations and comprehensive income prior to December 10, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. The U.S. dollar exercise price was determined using the U.S. dollar exchange rate published by the Bank of Canada as at the close of business on December 9, 2020 of C$1.00 = $0.781. The June Warrants and November Warrants converted to equity as per ASC 815-40, at an expense of $25.5 million and $27.1 million, respectively.

The $130.0 million principal amount of the June and November Notes are due in June 2024.

Scheduled annual maturities of the principal portion of long-term debt outstanding at June 30, 2021 in the successive five-year period and thereafter are summarized below:

Private placement notes
(dollars in thousands)
2021	$—
2022	—
2023	—
2024	130,000
2025	—
Thereafter	—
Total debt	130,000
Less: unamortized debt issuance costs	(11,327)
Net debt	$118,673

NOTE 10. LEASES

The following table provides the components of lease cost recognized in the condensed consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Lease Cost	2021	2020	2021	2020
	(dollars in thousands)
Operating lease cost	1,695	1,548	3,267	2,543
Finance lease cost:
Amortization of lease assets	1,797	1,336	3,367	2,192
Interest on lease liabilities	958	612	1,737	1,019
Finance lease cost	2,755	1,948	5,104	3,211
Variable lease cost	215	189	610	282
Total lease cost	$4,665	$3,685	$8,981	$6,036

Weighted average discount rate and remaining lease term for the six months ended June 30, 2021 are as follows:

	Finance lease	Operating lease
Weighted average discount rate	8.36%	8.66%
Weighted average remaining lease term (in years)	8.03	7.48

The maturity of the contractual undiscounted lease liabilities as of June 30, 2021 is as follows:

	Finance leases	Operating leases
	(dollars in thousands)
Remainder of 2021	$4,117	$3,141
2022	8,086	6,191
2023	7,691	6,005
2024	7,188	5,644
2025	6,821	5,597
Thereafter	28,166	18,577
Total undiscounted lease liabilities	62,069	45,155
Interest on lease liabilities	(17,652)	(12,191)
Total present value of minimum lease payments	44,417	32,964
Lease liability - current portion	(4,723)	(3,583)
Lease liability	$39,694	$29,381

NOTE 11. CONSTRUCTION FINANCE LIABILITY

In July 2019, the Company sold property it had recently acquired in Massachusetts for $3.5 million, which was the cost to the Company.  In connection with the sale of this location, the Company agreed to lease the location back for cultivation. The landlord has agreed to provide a tenant improvement allowanace (“TI Allowance”) of $40.0 million, which was dispensed in its entirety as of December 31, 2020. The initial term of the agreement is ten years, with two options to extend the term for five years each.  The initial payments are equal to 11% of the sum of the purchase price for the property and will increase when a draw is made on the TI Allowance.  In addition, a 3% increase in payments will be applied annually after the first year.  As of June 30, 2021, the total finance liability associated with this transaction is $44.3 million.

In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company, for continued operation as a licensed medical cannabis cultivation facility.  The initial term of the agreement is ten years, with two options to extend the term for five years each.  The initial annualized payments are equal to 11% of the purchase price for the property.  A 3% increase in payments will be applied annually after the first year.  As of June 30, 2021, the total finance liability associated with this transaction is $17.3 million.

In October 2019, prior to acquisition by the Company, PurePenn, LLC (“PurePenn”) sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back.  The initial term of the lease is fifteen years, with two five-year options to renew. The landlord has agreed to provide a TI allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million and 13.75% thereafter.  On March 8, 2021, the Company entered into an amendment with the landlord to increase the tenant improvement allowance to $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million.  As of June 30, 2021, $23.8 million of the TI allowance has been provided.  As of June 30, 2021, the total finance liability associated with this transaction is $28.7 million.

Under the failed-sales-leaseback accounting model, the Company is deemed under GAAP to own the above mentioned real estate properties as financing arrangements since control was never transferred to the buyer-lessor.  These agreements are presented on our condensed consolidated balance sheet within Property and equipment, net and depreciated over the assets' remaining useful life.

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

As of June 30, 2021, and 2020, there were 70,521,604 and 38,594,983 Subordinate Voting Shares issued and outstanding, respectively.

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

As of June 30, 2021, and 2020, there were 564,611, and 66,614 Multiple Voting Shares issued and outstanding, respectively, which were equal to 56,461,096, and 6,661,374 Subordinate Voting Shares, respectively, if converted.

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

On March 21, 2021, in accordance with the terms of the Company’s Articles, all of the outstanding Super Voting Shares converted automatically, without any action by the holders of such Super Voting Shares, into Multiple Voting Shares and, following that conversion, the Company may not issue additional Super Voting Shares.

As of June 30, 2021, and 2020, there were 0, and 67,813 Super Voting Shares issued or outstanding, respectively, which were equal to 0 and 67,813,300 Super Voting Shares, respectively, if converted.

NOTE 13. SHARE-BASED COMPENSATION

Options

The Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) was adopted at the annual meeting of shareholders. The 2021 Plan reserves 4,000,000 Subordinate Voting Shares for issuance thereunder and replaced the Schyan Exploration Inc. Stock Option Plan (the “Prior Plan”). Awards previously granted under the Prior Plan, including equity awards granted in the first quarter of 2021 for performance in 2020, remain subject to the terms of the Prior Plan. No further grants of awards shall be made under the Prior Plan. The Prior Plan is administered by the Board of Directors of the Company and the 2021 Plan is administered by the Compensation Committee. No awards were granted under the 2021 Plan between the date of its adoption by shareholders on June 10, 2021 and June 30, 2021.

The fair value of stock options granted by the Company during 2021 and 2020, under the Prior Plan, were estimated on the date of the grant using the Black-Scholes option-pricing model with the relevant assumptions outlined in the table below. The expected volatility was estimated by using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding. The risk-free rate was based on the United States three-year bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

On January 3, 2020, under the Prior Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company.  In accordance with the Prior Plan’s policy, the vesting period for employees is 15% as of the date of issuance, 25% vest on December 31, 2020, and 60% vest on December 31, 2021.  For founding members of the Board of Directors, the options were fully vested on the date of grant. For non-founding members of the Board of Directors, 50% of the options were vested on December 31, 2020, and 50% will vest on December 31, 2021.

	For the Six Months Ended June 30, 2021	For the Six Months Ended June 30, 2020
Fair value at grant date	$11.20	$3.11 - $3.26
Stock price at grant date	$33.42	$11.52 - $12.50
Exercise price at grant date	$33.42	$11.52 - $12.50
Expected life in years	3.00	1.58 - 2.00
Expected volatility	49.88%	49.10% - 50.15%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	0.16%	1.40 - 1.58%

On January 4, 2021, under the Prior Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. In accordance with the Prior Plan’s policy, the vesting period for employees is 15% vest on December 31, 2021, 25% vest on December 31, 2022, and 60% vest on December 31, 2023. For founding and non-founding members of the Board of Directors, 50% of the options vest on December 31, 2021, and 50% will vest on December 31, 2022.

For the six months ended June 30, 2021, the Company recorded share-based compensation for all stock options in the amount of $1.5 million. This is recognized as $0.1 million Cost of goods sold, net, $1.1 million General and administrative and $0.3 million Sales and marketing in the condensed consolidated statements of operations and comprehensive income.

The number and weighted-average exercise prices and remaining contractual life of options at June 30, 2021 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding at January 1, 2021	1,129,774	11.72	4.01	—
Granted	326,872	33.42	4.52	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2021	1,456,646	$16.59	3.80	$20.91
Exercisable, June 30, 2021	554,459	$11.70	3.59	$25.80

Total unvested options as of June 30, 2021, is 902,187 which are expected to vest over time and have an aggregate unrecognized compensation expense of $3.2 million.  The unrecognized compensation expense will be recognized over a weighted average period of 2.01 years.

As noted above, following shareholder approval of the 2021 Plan, no further grants of awards shall be made under the Prior Plan.

Warrants

During the year ended December 31, 2018, the Company issued 8,784,872 warrants to certain employees and directors of the Company for past services provided. The warrants had no vesting conditions and are exercisable at any time for three years after the issuance, subject to certain lock-up provisions: (i) the warrants may not be exercised for 18 months following the Issue Date; (ii) 50% of the warrants may be exercised between months 19-24 following the Issue Date; and (iii) the remaining 50% of the warrants may be exercised at any time thereafter until expiration. The warrants are exchangeable into Subordinate Voting Shares.  For the six months ended June 30, 2021 and 2020, no warrants related to share-based compensation were issued.  As the warrants had no vesting conditions, the entire share-based compensation expense of $15.0 million was recognized when the warrants were issued in 2018.

The following table summarizes the warrants issued and outstanding to certain employees and directors of the Company as of December 31, 2020 and the changes during the six months ended June 30, 2021:

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (yrs)
Outstanding as of January 1, 2021	6,061,561	6.00	0.72
Granted	—	—	—
Exercised	(795,022)	6.00	—
Forfeited	(116,333)	—	—
Outstanding as of June 30, 2021	5,150,206	6.00	0.24

NOTE 14. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Net income	$40,880	$18,938	$70,958	$42,543
Weighted average number of common shares outstanding	125,631,725	111,573,332	120,351,366	110,959,839
Dilutive effect of warrants and options outstanding	7,370,506	3,733,981	7,533,547	3,508,500
Diluted weighted average number of common shares outstanding	133,002,231	115,307,313	127,884,913	114,468,339
Basic earnings per share	$0.33	$0.17	$0.59	$0.38
Diluted earnings per share	$0.31	$0.16	$0.55	$0.37

NOTE 15. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2021 and 2020

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Income before provision for income taxes	$69,982	$42,212	$134,608	$83,711
Provision for income taxes	29,102	23,274	63,650	41,168
Effective tax rate	42%	55%	47%	49%

NOTE 16. RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders and the balance at June 30, 2021 and December 31, 2020 was $12.0 million and $12.0 million, respectively, as discussed in “Note 8 – Notes Payable Related Party”.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, is a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials and equipment on a cost-plus basis. At June 30, 2021 and 2020, property and equipment purchases totaled $76.4 million, and $35.9 million, respectively. As of June 30, 2021 and December 31, 2020, $13.8 million and $10.4 million of property and equipment purchases was included in accounts payable in the condensed consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s Chief Legal Officer.

The Company has many leases from various real estate holding companies that are managed by various related parties including Benjamin Atkins, a former director and current shareholder of the Company, and the Supplier. As of June 30, 2021, and December 31, 2020, under ASC 842, the Company had the following in the condensed consolidated balance sheet:

	As of June 30, 2021		As of December 31, 2020
	Finance	Operating	Finance	Operating
	(dollars in thousands)		(dollars in thousands)
Right-of-use asset, net	$3,213	$10,720	$3,425	$12,003
Lease liability:
Lease liability - current portion	301	1,381	281	1,539
Lease liability	3,344	9,980	3,500	11,083
Total related parties lease liability	$3,645	$11,361	$3,781	$12,622

NOTE 17. CONTINGENCIES

(a)Operating Licenses

Although the possession, cultivation and distribution of cannabis for medical use is permitted in Florida, Massachusetts, California, Connecticut, Pennsylvania and West Virginia, cannabis is a Schedule-I controlled substance and its use and possession remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

(b)Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, at June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations and comprehensive income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On December 30, 2019, a securities class-action complaint, David McNear v. Trulieve Cannabis Corp. et al., Case No. 1:19-cv-07289, was filed against the Company in the United States District Court for the Eastern District of New York.  On February 12, 2020, a second securities class-action complaint, Monica Acerra v. Trulieve Cannabis Corp. et al., Case No. 1:20-cv-00775, which is substantially similar to the complaint filed on December 30, 2019, was filed against the Company in the United States District Court for the Eastern District of New York.  Both complaints name the Company, Kim Rivers, and Mohan Srinivasan as defendants for allegedly making materially false and misleading statements regarding the Company’s previously reported financial statements and public statements about its business, operations, and prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief.  On March 20, 2020, the Court consolidated the two related actions under In re Trulieve Cannabis Corp. Securities Litigation, No. 1:19-cv-07289, and appointed William Kurek, John Colomara, David McNear, and Monica Acerra as Lead Plaintiffs.  After consultation with legal council, the Company believes that the suit is immaterial and that the claims are without merit and intends to vigorously defend against them.

(c)Arrangement Agreement

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

Subject to the terms and conditions set forth in the Arrangement Agreement and Plan of Arrangement, holders of Harvest Voting Shares will receive 0.1170 of a subordinate voting share of the Company (each a “Company Subordinate Voting Share”), subject to adjustment as described as (the “Exchange Ratio”) within the Arrangement Agreement, for each Harvest Voting Share outstanding immediately prior to the effective time of the Arrangement (the “Effective Time”), with the Super Voting Shares and Multiple Voting Shares treated on an as if converted basis to Subordinate Voting Shares pursuant to their respective terms; provided, the Exchange Ratio may potentially be adjusted upon the occurrence of certain permitted Harvest debt refinancing’s. The Arrangement is intended to qualify as a reorganization for U.S. federal income tax purposes.

The Arrangement Agreement includes customary representations, warranties and covenants of Trulieve and Harvest and each party has agreed to customary covenants, including, among others, covenants relating to the conduct of its business during the interim period between execution of the Arrangement Agreement and the Effective Time as defined within the Arrangement Agreement.

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

The Transaction will be consummated subject to the deliverables and provisions as further described in the Arrangement Agreement. Refer to the Quarterly Report on Form 10-Q filed on May 13, 2021, for additional details including the Arrangement Agreement within Exhibit 2.1.

NOTE 18.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 12, 2021, which is the date these consolidated financial statements were issued.

On July 2, 2021, the Company acquired certain assets of Patient Centric of Martha’s Vineyard (“PCMV”) including the rights to a Provisional Marijuana Retailers License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. Total consideration was $4.8 million or 258,383 in Trulieve Shares, of which 10,879 are subject to a holdback for six months as security for any indemnity claims by the Company under the asset purchase agreement. The acquisition will be accounted for as an asset acquisition. The initial accounting for the asset acquisition is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. We anticipate that we will complete the initial accounting for the asset acquisition during the third quarter of 2021.

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, a company who is the sole equity holder in Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon and King of Prussia, Pennsylvania.  Total consideration was $60.0 million consisting of $20.0 million in cash and $40.0 million or 1,009,336 in Trulieve shares. The deal does not carry a deferred payments or earn-out period and provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in the state of Pennsylvania. The acquisition will be accounted for as a business combination. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time since the acquisition date and the ongoing status of the valuation. As such, we are unable to disclose certain information with respect to the Keystone Shops acquisition including the preliminary estimated fair value of the assets acquired and liabilities assumed. We anticipate that we will complete the initial accounting for the business combination during the third quarter of 2021.

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

Overview

We are a multi-state cannabis operator with licenses to operate in six states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only California, Connecticut and Massachusetts, have adopted legislation permitting commercialization of adult-use cannabis products.

As of June 30, 2021, we employed over 7,200 people, and we are committed to providing patients, which we refer to herein as “patients” or “customers,” a consistent and welcoming retail experience across Trulieve branded stores. We have nine material subsidiaries: Trulieve, Inc., or Trulieve US, Leef Industries, LLC, or Leef Industries, Life Essence, Inc., or Life Essence, Trulieve Holdings, Inc., or Trulieve Holdings, and Trulieve Bristol, Inc. (formerly The Healing Corner, Inc. and referred to herein as “Healing Corner”), PurePenn LLC, Keystone Relief Centers, LLC (which we refer to as “Solevo Wellness”), and Trulieve WV, Inc., or Trulieve WV and Trulieve GA, Inc., or Trulieve GA. Each of Trulieve US, Leef Industries, Life Essence, Trulieve Holdings, Healing Corner, PurePenn LLC, Solevo Wellness and Trulieve WV is wholly owned (directly or indirectly) by Trulieve Cannabis Corp. Trulieve GA, Inc. is 40% owned (indirectly) by Trulieve Cannabis Corp. As of June 30, 2021, substantially all of our revenue was generated from the sale of medical cannabis products in the State of Florida. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, Pennsylvania, and West Virginia, have been material to our business.

Florida

Trulieve US is a vertically integrated “seed to sale” cannabis company and is the largest licensed medical marijuana company in the State of Florida. As of June 30, 2021, publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve US to have the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state. Trulieve US cultivates and produces all of its products in-house and distributes those products to patients in Trulieve branded stores (dispensaries) throughout the State of Florida, as well as directly to patients via home delivery. Our experience in the vertically integrated Florida market has given us the ability to scale and penetrate in all necessary business segments (cultivation, production, sales, and distribution). Trulieve US has the experience necessary to increase market leadership in Florida and employ that expertise effectively in other regulated markets.

As of June 30, 2021, Trulieve US operated approximately 2.2 million square feet of cultivation facilities across six sites. In accordance with Florida law, Trulieve US grows in secure enclosed indoor facilities and greenhouse structures.

Massachusetts

Life Essence operates a co-located medical and adult-use dispensary in Northampton and Medical Marijuana cultivation and product manufacturing facility in Holyoke. Life Essence also has been awarded Final Licenses for Adult-Use cultivation and processing at the same facility in Holyoke, and provisional certificates of registration for medical marijuana dispensaries in Holyoke and Cambridge. Upon entry of its existing plant stock into the state’s seed to sale tracking system and clearance from the Massachusetts Cannabis Control Commission, Life Essence will be able to fully operate under its adult-use cultivation and processing licenses, including in the wholesale market. The completion of these licensing processes will further enable Life Essence to capitalize on its investment in infrastructure and engage in vertically integrated operations in both adult-use and medical markets in Massachusetts.

On July 2, 2021, Life Essence closed a transaction with Patient Centric of Martha’s Vineyard Ltd., or PCMV, in which Life Essence purchased certain assets of PCMV, including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission in Framingham, Massachusetts, and necessary municipal entitlements and a leasehold interest to operate as a marijuana retailer at the property. On June 29, 2021, Life Essence closed a transaction with Nature’s Remedy of Massachusetts, Inc., or Nature’s Remedy, and Sammartino Investments, LLC, pursuant to which Life Essence agreed to purchase certain assets of Nature’s Remedy including a Final Marijuana Retailer License from the Cannabis Control Commission, assignment of a long-term lease for real property in Worcester, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. Following a satisfactory post final license inspection from the Massachusetts Cannabis Control Commission, this marijuana retailer location in Worcester, Massachusetts may commence operations.

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

Connecticut

The Healing Corner is a licensed pharmacist-managed medical cannabis dispensary located in Bristol, Connecticut. Healing Corner was founded in 2014 and provides a range of medical marijuana products produced by high quality licensed suppliers. At the dispensary, a licensed pharmacist and trained staff provide on-site counseling and education to patients. Patients may reserve their medical marijuana order through Healing Corner’s innovative Canna-Fill online system. Under Connecticut’s adult-use cannabis legislation, which was enacted July 1, 2021, Healing Corner will have an opportunity to convert to hybrid adult-use and medical sales.

Pennsylvania

On November 12, 2020, we completed the acquisition of 100% of the membership interests of: (i) PurePenn LLC and Pioneer Leasing & Consulting LLC, which we refer to collectively as PurePenn, and (ii) Keystone Relief Centers, LLC, which does business as and we refer to herein as Solevo Wellness. PurePenn operates cannabis cultivation and manufacturing facilities in the Pittsburgh, Pennsylvania area and currently wholesales to 100% of the operating dispensaries in Pennsylvania. Solevo Wellness operates three medical marijuana dispensaries in the Pittsburgh, Pennsylvania area. On July 8, 2021, we completed the acquisition of 100% of the membership interest of Anna Holdings LLC, which does business as Keystone Shops and operates three dispensaries in the Philadelphia area.

West Virginia

On November 13, 2020, Trulieve WV was awarded a processor permit by the West Virginia Office of Medical Cannabis. On January 29, 2021, Trulieve WV was notified that it has been awarded four dispensary permits by the West Virginia Office of Medical Cannabis. On March 22, 2021, we entered into a membership interest purchase agreement with Mountaineer Holding, LLC (“Mountaineer”). Mountaineer holds a West Virginia cultivation license and two dispensary licenses. The acquisition of Mountaineer was completed on May 5, 2021. On June 8, 2021, we completed the acquisition of Solevo Wellness West Virginia LLC and its three West Virginia dispensary permits. On June 29, 2021, we received approval from the West Virginia Office of Medical Cannabis to begin cultivation operations, making Trulieve the first in the state of West Virginia to begin cultivating medical cannabis. We are actively working to obtain approval for processing and dispensing operations as soon as reasonably practicable, which will vary by location depending on permitting and construction timelines.

Georgia

On July 24, 2021, Trulieve GA received a Notice of Intent to award a Class 1 Production License from the Georgia Access to Medical Cannabis Commission. The Notice of Intent to award is a notice of the Georgia Access to Medical Cannabis Commission’s expected contract award to Trulieve GA pending resolution of a potential protest process. If the contract is awarded, Trulieve GA will hold one of two Class 1 Production Licenses in the state and will be permitted to cultivate cannabis for the manufacture low THC oil.

Recent Developments

Harvest Acquisition

On May 10, 2021, we entered into an Arrangement Agreement with Harvest Health & Recreation Inc., a British Columbia corporation (“Harvest”), pursuant to which we will acquire all of the issued and outstanding equity securities of Harvest. Under the terms of the Arrangement Agreement, shareholders of Harvest will receive 0.1170 of a Subordinate Voting Share of Trulieve for each Harvest subordinate voting share (or equivalent) held (the “Exchange Ratio”), representing total consideration of approximately $2.1 billion based on the closing price of our Subordinate Voting Shares on May 7, 2021. The Exchange Ratio is subject to adjustment in the event that Harvest completes certain interim period refinancing measures, with the potential adjustment in proportion to the incremental costs from such financing relative to the transaction value. The Transaction was unanimously approved by the boards of directors of each of Trulieve and Harvest. Harvest shareholders holding more than 50% of the voting power of the issued and outstanding Harvest Shares have entered into voting support agreements with Trulieve to vote in favor of the transaction.

The Arrangement Agreement provides for certain customary provisions, including covenants in respect of non-solicitation of alternative transactions, a right to match superior proposals, US$100 million reciprocal termination fees under certain circumstances and reciprocal expense reimbursement provisions in certain circumstances. The Transaction is subject to, among other things, the approval of the necessary approvals of the Supreme Court of British Columbia, the approval of two-thirds of the votes cast by Harvest shareholders at its special meeting of shareholders, receipt of the required regulatory approvals and other customary conditions of closing. Approval of our shareholders is not required.

Other Developments

On July 8, 2021, we closed the acquisition of Keystone Shops, which holds a dispensary license and operates dispensaries in Philadelphia, Devon, and King of Prussia, Pennsylvania.

On July 2 and June 28, 2021, we closed of the acquisition of certain assets of PCMV and Nature’s Remedy, respectively, including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission for an adult-use marijuana retailer in Framingham and a Final Marijuana Retailer License from the Cannabis Control Commission for an adult-use marijuana retailer in Worcester, and accompanying leasehold interests, permits and entitlements.

On June 10, 2021, at the annual general meeting of our shareholders, two new directors, Giannella Alvarez and Jane Morreau, were elected to our Board of Directors.

On June 9, 2021, we announced the closing of the acquisition of Solevo Wellness West Virginia LLC and its three West Virginia dispensary permits, including two permits in Morgantown and one in Parkersburg.

On June 3, 2021, Life Essence opened its first dispensary in the Commonwealth of Massachusetts in the City of Northampton. The dispensary serves both adult-use and medical marijuana patients.

On May 6, 2021, we announced the closing of the acquisition of Mountaineer Holding LLC, including its cultivation permit and two dispensary permits.

On April 12, 2021, we announced the closing of an underwritten, marketed public offering of 5,750,000 Subordinate Voting Shares at a public offering price of C$50.00 per share ($39.63 per share after giving effect to the conversion rate published by Bloomberg at 4:30pm ET on April 7, 2021 to convert Canadian dollars to U.S. dollars). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses payable by us, were C$287.5 million (or $227.9 million after giving effect to the conversion rate denoted above).

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

General and Administrative

General and administrative expenses represent costs incurred at our corporate offices, primarily related to personnel costs, including salaries, incentive compensation, benefits, and other professional service costs, including legal and accounting. We expect to continue to invest considerably in this area to support our expansion plans and to support the increasing complexity of the cannabis business. Furthermore, we expect to continue to incur acquisition, transaction, and integration costs related to our expansion plans, and we anticipate a significant increase in compensation expenses related to recruiting and hiring talent, accounting, and legal and professional fees associated with becoming compliant with the Sarbanes-Oxley Act and other public company corporate expenses.

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

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Revenues, net of discounts	$215,122	$120,765	78%	$408,945	$216,821	89%

Revenue for the three months ended June 30, 2021 was $215.1 million, an increase of $94.3 million, from $120.8 million for the three months ended June 30, 2020. Revenue for the six months ended June 30, 2021 was $408.9 million, an increase of $192.1 million, from $216.8 million for the six months ended June 30, 2020.  The increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count. Between June 30, 2021 and June 30, 2020, we opened or acquired forty dispensaries, which also contributed to the increased retail sales year over year.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Cost of goods sold	$70,639	$30,233	134%	$129,198	$52,459	146%
% of total revenues	33%	25%		32%	24%

Cost of goods sold for the three months ended June 30, 2021 was $70.6 million, an increase of $40.4 million, from $30.2 million for the three months ended June 30, 2020. Cost of goods sold for the six months ended June 30, 2021 was $129.2 million, an increase of $76.7 million, from $52.5 million for the six months ended June 30, 2020, due to an increase in retail sales as a result of an increase in dispensaries and patient count. Cost of goods sold as a percentage of revenue increased from 24% for the six months ended June 30, 2020 to 32% for the six months ended June 30, 2021 due to our expansion into new markets, timing of inventory flow-through and product mix.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Gross profit	$144,483	$90,532	60%	$279,747	$164,362	70%
% of total revenues	67%	75%		68%	76%

Gross profit for the three months ended June 30, 2021 was $144.5 million, up 60% from $90.5 million for the three months ended June 30, 2020. Gross profit for the six months ended June 30, 2021 was $279.7 million, up $115.4 million or 70% from $164.4 million for the six months ended June 30, 2020, as a result of an increase in retail sales due to the additional number of dispensaries, products available for sale and patient count.  Gross profit as a percentage of revenue decreased from 76% for the six months ended June 30, 2020 to 68%, for the six months ended June 30, 2021. The decrease is caused by expansion into new markets, timing of inventory flow-through, product mix and macro-economic factors centered around prices and labor.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expenses	$46,576	$27,009	72%	$91,135	$49,873	83%
% of total revenues	22%	22%		22%	23%

Sales and marketing expense increased by 72% from $27.0 million for the three months ended June 30, 2020 to $46.6 million for the three months ended June 30, 2021. Sales and marketing expense increased from $49.9 million for the six months ended June 30, 2020, to $91.1 million for the six months ended June 30, 2021, an increase of $41.2 million, or 83%. The increase in sales and marketing expense is the result of a higher head count for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets.  This increased head count resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
General and administrative expenses	$14,942	$7,936	88%	$27,650	$14,195	95%
% of total revenues	7%	7%		7%	7%

General and administrative expense for the three months ended June 30, 2021 increased by 88% to $14.9 million from $7.9 million for the three months ended June 30, 2020. General and administrative expense for the six months ended June 30, 2021 increased to $27.7 million from $14.2 million for the six months ended June 30, 2020, an increase of $13.5 million, or 95%. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, continued acquisitions resulting in additional transaction and integration costs and go-forward compliance.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization expenses	$6,667	$3,104	115%	$12,101	$5,298	128%
% of total revenues	3%	3%		3%	2%

Depreciation and amortization expense for the three months ended June 30, 2021 was $6.7 million, up $3.6 million from $3.1 million for the three months ended June 30, 2020. Depreciation and amortization expenses for the six months ended June 30, 2021 was $12.1 million, up $6.8 million, from $5.3 million for the six months ended June 30, 2020. The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in a higher number of capitalized assets from the additional dispensaries and cultivation facilities.  Furthermore, amortization expense increased due to acquisitions and acquired intangibles.

Total Other Expense, Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Total other expense, net	$6,316	$10,271	(39%)	$14,253	$11,285	26%
% of total revenues	3%	9%		3%	5%

Total other income (expense), net for the three months ended June 30, 2021 was expense of $6.3 million, a decrease of $4.0 million from expense of $10.3 million for the three months ended June 30, 2020. Total other expense, net for the six months ended June 30, 2021 was expense of $14.3 million, an increase of $3.0 million from expense of $11.3 million for the six months ended June 30, 2020. The overall increase is the result of an increase in interest expense related to additional finance leases to support business growth, partially offset by $1.0 million revaluation of debt warrants for the six months ended June 30, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25.  As a result of this, the Public Warrants converted to equity in December 2020, eliminating revaluation expense in future periods.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$29,102	$23,274	25%	$63,650	$41,168	55%

Income tax expense for the three months ended June 30, 2021 increased to $29.1 million from $23.3 million for the three months ended June 30, 2020. Income tax expense for the six months ended June 30, 2021 increased to $63.7 million from $41.2 million for the six months ended June 30, 2020, an increase of $22.5 million, or 55% as a result of a $115.4 million increase in gross profit for the same periods. Under IRC Section 280E, Cannabis Companies are only allowed to deduct expenses that are directly related to production of the products. The increase in income tax expense is due to the increase in gross profit as a result of the increase in retail sales partially offset by an increase in production costs as a percentage of revenue.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Net income and comprehensive income	$40,880	$18,938	116%	$70,958	$42,543	67%

Net income for the three months ended June 30, 2021 was $40.9 million, an increase of $21.9 million, from $18.9 million for the three months ended June 30, 2020. Net income for the six months ended June 30, 2021 was $71.0 million, an increase of $28.4 million or 67%, from $42.5 million for the six months ended June 30, 2020. The increase in net income was driven primarily by the opening of additional dispensaries, an increase in products available for purchase and overall patient count. This net increase to net income was offset by cost of goods sold which was driven by timing of inventory flow-through and product mix.  In addition, increases in sales and marketing and general and administrative expenses such as personnel costs, dispensary expenses, depreciation, interest expense, costs of entering new markets, ramping infrastructure, acquisition and transaction costs, integration costs, and go-forward compliance, all contributed to the offset in net income.  Income taxes also significantly increased period over period due to higher profit.  Lastly, other expense increased as a result of the revaluation of our debt warrants and an increase in interest expense for the six months ended June 30, 2021. As previously noted, the revaluation is no longer applicable for the six months ended June 30, 2021.

Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Adjusted EBITDA	$94,872	$61,394	55%	$185,668	$109,944	69%

Adjusted EBITDA for the three months ended June 30, 2021 was $94.9 million, an increase of $33.5 million from $61.4 million for the three months ended June 30, 2020. Adjusted EBITDA for the six months ended June 30, 2021, was $185.7 million, an increase of $75.8 million or 69%, from $109.9 million for the six months ended June 30, 2020. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Net income and comprehensive income	$40,880	$18,938	$70,958	$42,543
Add impact of:
Depreciation and amortization	6,667	3,104	12,101	5,298
Depreciation included in cost of goods sold	5,020	2,386	8,687	4,891
Interest expense, net	6,649	5,302	14,548	11,214
Provision for income taxes	29,102	23,274	63,650	41,168
EBITDA	88,318	53,004	169,944	105,114
Share-based compensation	744	462	1,485	1,685
Other expense (income), net	(333)	4,969	(295)	71
Acquisition and transaction costs	4,453	—	6,495	—
Inventory step up, fair value	—	—	2,528	—
COVID related expenses	1,690	2,959	5,511	3,074
Total adjustment	6,554	8,390	15,724	4,830
Adjusted EBITDA	$94,872	$61,394	$185,668	$109,944

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt, and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $289.2 million as of June 30, 2021.

We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the report issuance date through at least the next twelve months.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	Six Months Ended June 30,	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Cash and cash equivalents	$289,238	$146,713
Outstanding debt:
Notes payable	6,000	6,000
Notes payable - related party	12,000	12,011
Private placement notes	130,000	130,000
Operating lease liability	32,964	29,604
Finance lease liability	44,417	38,935
Construction finance liability	$90,263	$82,047

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$49,194	$77,671
Net cash used in investing activities	(136,688)	(46,431)
Net cash provided by financing activities	230,019	27,260
Net increase in cash and cash equivalents	142,525	58,500
Cash and cash equivalents, beginning of period	146,713	91,813
Cash and cash equivalents, end of period	$289,238	$150,313

Cash Flow from Operating Activities

Net cash provided by operating activities was $49.2 million for the six months ended June 30, 2021, a decrease of $28.5 million, compared to $77.7 million net cash provided by operating activities during the six months ended June 30, 2020. This is primarily due to increases in net working capital requirements, including inventory, as we ramp the business to support our growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $136.7 million for the six months ended June 30, 2021, an increase of $90.3 million, compared to the $46.4 million net cash used in investing activities for the six months ended June 30, 2020.  The increase is due to the increase of property and equipment purchases for the construction of additional dispensaries and continued expansion of our cultivation and processing facilities, as well as acquisitions completed during the period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $230.0 million for the six months ended June 30, 2021, an increase of $202.7 million, compared to the $27.3 million net cash provided by financing activities for the six months ended June 30, 2020.  The increase was primarily due to proceeds from the closing of an underwritten, marketed public offering of 5,750,000 Subordinate Voting Shares resulting in gross proceeds, before deducting underwriting discounts and commissions and offering expenses payable by us, of $227.9 million (after giving effect to the conversion rate on April 7, 2021).

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

Related Party Promissory Notes

In February 2019, we entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder of Trulieve for $257,337. In March 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins for $158,900. In June 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins for $262,010. In November 2018, the Company entered into two separate 24-month unsecured loans each with an 8% annual interest rate with a former director and shareholder for a total of $474,864.  As of March 31, 2021, all loans with Benjamin Atkins have matured and been paid in full.

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note is held by Traunch Four, LLC, an entity whose direct and indirect owners include Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, who are each directors of Trulieve, George Hackney, a former director of Trulieve, and certain of Richard May’s family members. The Rivers Note is held by Kim Rivers. Each promissory note has a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were amended in March 2021 to extend the maturity one year to May 2022, all other terms remain unchanged.

Balance Sheet Exposure

At June 30, 2021 and 2020, the entirety of our balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to “Risk Factors” in this prospectus.

Contractual Obligations

At June 30, 2021, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(dollars in thousands)
Accounts payable and accrued liabilities	$45,579	$—	$—	$—	$45,579
Notes payable	4,667	1,333	—	—	6,000
Notes payable - related party	12,000	—	—	—	12,000
Private placement notes	—	—	130,000	—	130,000
Operating lease liability	3,141	12,196	11,241	18,577	45,155
Finance lease liability	4,117	15,777	14,009	28,166	62,069
Construction finance liability	$12,217	$38,700	$27,605	$167,980	$246,502

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Keystone Shops Acquisition

On April 2, 2021, we entered into an acquisition agreement pursuant to which we agreed to acquire 100% of the membership interests of Anna Holdings LLC and its wholly owned subsidiary, Chamounix Ventures, LLC, which we refer to collectively as Keystone Shops, in exchange for $20.0 million in cash and 1,009,336 Subordinate Voting Shares. The transaction closed on July 8, 2021. For purposes of our acquisition of Keystone Shops, the agreed upon value of our Subordinate Voting Shares was $39.63 per share. The Subordinate Voting Shares were issued to the equity holder(s) of Keystone Shops.

No underwriters were used in the foregoing transactions. These sales of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

(b)  Solevo Wellness West Virginia Acquisition

On April 13, 2021, we entered into an acquisition agreement pursuant to which we agreed to acquire 100% of the membership interests of Solevo Wellness West Virginia LLC, in exchange for $150,000 in cash and 11,658 Subordinate Voting Shares. The transaction closed on June 9, 2021. For purposes of our acquisition of Solevo Wellness West Virginia LLC, the agreed upon value of our Subordinate Voting Shares was $42.87 per share. The Subordinate Voting Shares were issued to the equity holder(s) of Solevo Wellness West Virginia LLC.

No underwriters were used in the foregoing transactions. These sales of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

(c)  Mountaineer Holdings Acquisition

On March 22, 2021, we entered into a membership interest purchase agreement to purchase all of the outstanding membership interests of Mountaineer Holding, LLC, in exchange for $3.0 million in cash and 60,342 Subordinate Voting Shares. The transaction closed on May 6, 2021. For purposes of our acquisition of Mountaineer Holding, LLC, the agreed upon value of our Subordinate Voting Shares was $49.72 per share. The Subordinate Voting Shares were issued to the equity holder(s) of Mountaineer Holding, LLC.

No underwriters were used in the foregoing transactions. These sales of securities were made in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

2.1

Arrangement Agreement, dated May 10, 2021, between Trulieve Cannabis Corp. and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56248)).

3.1	Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052)).

4.1	Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-56248)).

10.1*	Second Amendment to Promissory Note, dated May 3, 2021, by and between George Hackney, Inc. d/b/a Trulieve and Kim Rivers (included herewith).

10.2*	Second Amendment to Promissory Note, dated May 3, 2021, by and between George Hackney, Inc. d/b/a Trulieve and Traunch Four, LLC (included herewith).

10.3	Form of Voting Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56248)).

10.4	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 000-56248)).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: August 12, 2021	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer

Date: August 12, 2021	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer