Form 10-Q
period 2021-09-30
Trulieve Cannabis Corp.
filed 2021-11-15
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 125,511,305 Subordinate Voting Shares and 54,919,596 Multiple Voting Shares (on an as converted basis), outstanding.

Trulieve Cannabis Corp.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2021

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$213,574	$146,713
Accounts receivable, net	8,487	308
Inventories, net	133,874	98,312
Income tax receivable, net	3,978	—
Prepaid expenses and other current assets	25,791	16,119
Total current assets	385,704	261,452
Property and equipment, net	501,109	314,045
Right of use assets - operating, net	45,753	30,076
Right of use assets - finance, net	58,393	36,904
Intangible assets, net	161,282	93,800
Goodwill	111,721	74,100
Other assets	12,077	7,528
TOTAL ASSETS	$1,276,039	$817,905
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,769	$41,903
Income tax payable	—	5,875
Deferred revenue	4,082	7,178
Notes payable - current portion	6,000	2,000
Notes payable - related party - current portion	12,000	12,011
Operating lease liabilities - current portion	4,264	3,277
Finance lease liabilities - current portion	5,354	3,877
Total current liabilities	94,469	76,121
Long-term liabilities:
Notes payable	—	4,000
Operating lease liabilities	43,657	28,120
Finance lease liabilities	57,234	35,058
Private placement notes liabilities, net	119,478	117,165
Other long-term liabilities	6,438	3,915
Construction finance liabilities	92,021	82,047
Deferred tax liability	40,099	23,575
TOTAL LIABILITIES	453,396	370,001

Commitments and contingencies (see Note 17)

Common stock, no par value; unlimited shares authorized, 129,531,207 and 119,573,998 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in-capital	613,379	328,214
Accumulated earnings	209,264	119,690
TOTAL SHAREHOLDERS' EQUITY	822,643	447,904
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,276,039	$817,905

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Operations and Comprehensive Income

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net of discounts	$224,092	$136,274	$633,037	$353,096
Cost of goods sold	70,147	34,097	199,345	86,557
Gross profit	153,945	102,177	433,692	266,539
Expenses:
Sales and marketing	51,724	30,890	142,858	80,764
General and administrative	28,218	8,502	55,869	22,696
Depreciation and amortization	7,728	3,314	19,829	8,612
Total expenses	87,670	42,706	218,556	112,072
Income from operations	66,275	59,471	215,136	154,467
Other income (expense):
Interest expense, net	(6,145)	(5,352)	(20,693)	(16,566)
Other (expense) income, net	89	(10,756)	385	(10,827)
Total other expense	(6,056)	(16,108)	(20,308)	(27,393)
Income before provision for income taxes	60,219	43,363	194,828	127,074
Provision for income taxes	41,603	25,948	105,254	67,116
Net income and comprehensive income	18,616	17,415	89,574	59,958
Basic net income per common share	$0.15	$0.16	$0.73	$0.54
Diluted net income per common share	$0.14	$0.15	$0.68	$0.52
Weighted average number of common shares used in computing net income per common share:
Basic	128,146,298	112,039,640	122,983,729	111,824,816
Diluted	136,909,266	117,949,224	130,927,083	115,998,704

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Total
Balance, January 1, 2021	58,182,500	1,439,037	59,952,461	119,573,998	$328,214	$119,690	$447,904
Share-based compensation	—	—	—	—	741	—	741
Shares issued for cash - warrant exercise	—	—	469,133	469,133	6,861	—	6,861
Conversion of warrants to Subordinate Voting Shares	—	—	133,408	133,408	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(117,668)	117,668	—	—	—	—
Conversion of Super Voting to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—
Conversion of Super Voting to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	30,078	30,078
Balance, March 31, 2021	—	56,482,769	63,693,770	120,176,539	$335,816	$149,768	$485,584
Share-based compensation	—	—	—	—	744	—	744
Shares issued for cash - warrant exercise	—	—	100,400	100,400	811	—	811
Common stock issued upon cashless warrant exercise	—	—	661,614	661,614	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	(15,734)	(15,734)	(595)	—	(595)
Issuance of shares in offering, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	(2,800)
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	2,470	—	2,470
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	445	—	445
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	9,140	—	9,140
Conversion of Multiple Voting to Subordinate Voting shares	—	(21,673)	21,673	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	40,880	40,880
Balance, June 30, 2021	—	56,461,096	70,521,604	126,982,700	$567,642	$190,648	$758,290
Share-based compensation	—	—	—	—	732	—	732
Exercise of Stock Options	—	—	20,974	20,974	—	—	—
Common stock issued upon cashless warrant exercise	—	—	1,280,965	1,280,965	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(21,151)	(21,151)	(392)	—	(392)
Shares issued for the Patient Centric of Martha's Vineyard acquisition	—	—	258,383	258,383	10,012	—	10,012
Shares issued for Keystone Shops acquisition	—	—	1,009,336	1,009,336	35,385	—	35,385
Conversion of Multiple Voting to Subordinate Voting Shares	—	(1,541,500)	1,541,500	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	18,616	18,616
Balance, September 30, 2021	—	54,919,596	74,611,611	129,531,207	$613,379	$209,264	$822,643

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Total
Balance, January 1, 2020	67,813,300	6,661,374	35,871,672	110,346,346	$76,192	$56,691	$132,883
Share-based compensation	—	—	—	—	1,222	—	1,222
Net income and comprehensive income	—	—	—	—	—	23,605	23,605
Balance, March 31, 2020	67,813,300	6,661,374	35,871,672	110,346,346	$77,414	$80,296	$157,710
Share-based compensation	—	—	—	—	462	—	462
Shares issued for cash - warrant exercise	—	—	2,723,311	2,723,311	11,458	—	11,458
Net income and comprehensive income	—	—	—	—	—	18,938	18,938
Balance, June 30, 2020	67,813,300	6,661,374	38,594,983	113,069,657	$89,334	$99,234	$188,568
Share-based compensation	—	—	—	—	523	—	523
Shares issued for cash - warrant exercise	—	—	100	100	1	—	1
Exercise of Stock Options	—	—	9,180	9,180	—	—	—
Issuance of shares private placement, net of issuance costs	—	—	4,715,000	4,715,000	83,228	—	83,228
Conversion of Super Voting Shares to Subordinate Voting Shares	(9,630,800)	—	9,630,800	—	—	—	—
Conversion of Multiple Voting Shares to Subordinate Voting Shares	—	(5,184,415)	5,184,415	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	17,415	17,415
Balance, September 30, 2020	58,182,500	1,476,959	58,134,478	117,793,937	$173,086	$116,649	$289,735

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Unaudited Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash flow from operating activities
Net income and comprehensive income	$89,574	$59,958
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	19,829	8,612
Depreciation included in cost of goods sold	14,396	7,424
Non-cash interest expense	2,313	2,142
(Gain) loss from sale of property and equipment	(5)	63
Amortization of operating lease right of use assets	3,216	2,383
Share-based compensation	2,217	2,208
Accretion of construction finance liabilities	1,097	617
Loss on fair value of warrants	—	12,782
Deferred income tax expense	(2,111)	(2,324)
Changes in operating assets and liabilities:
Inventories	(33,796)	(11,687)
Accounts receivable	(8,179)	—
Prepaid expenses and other current assets	(9,412)	(6,915)
Other assets	(4,509)	(5,790)
Income tax payable / receivable	(12,745)	1,911
Accounts payable and accrued liabilities	17,853	1,303
Operating lease liabilities	(1,906)	(2,054)
Deferred revenue	(3,096)	2,207
Other long-term liabilities	344	—
Net cash provided by operating activities	75,080	72,840
Cash flow from investing activities
Purchases of property and equipment	(190,907)	(61,359)
Purchases of property and equipment related to construction finance liabilities	(8,877)	(27,381)
Cash paid for internal use software	(3,587)	—
Acquisitions, net of cash acquired	(29,924)	—
Proceeds from sale of property and equipment	8	16
Capitalized interest	(4,355)	(2,090)
Net cash used in investing activities	(237,642)	(90,814)
Cash flow from financing activities
Proceeds from share warrant exercises	7,672	11,459
Proceeds from construction finance liabilities	8,877	28,582
Proceeds from shares issued pursuant to private placement	217,896	83,228
Payments on finance lease obligations	(4,024)	(2,824)
Payments on notes payable - related party	(11)	(907)
Payments for taxes related to net share settlement of equity awards	(987)	—
Net cash provided by financing activities	229,423	119,538
Net increase in cash and cash equivalents	66,861	101,564
Cash and cash equivalents, beginning of period	146,713	91,813
Cash and cash equivalents, end of period	$213,574	$193,377
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$22,653	$12,798
Income taxes	$120,365	$70,996
Other noncash investing and financing activities
Adjustment to PurePenn, LLC and Solevo contingent consideration	$2,800	$—
ASC 842 lease additions - operating and finance leases	$43,748	$23,096
Shares issued for acquisitions	$57,452	$—
Purchase of property and equipment financed with accounts payable	$16,148	$7,167

The accompanying notes are an integral part of these unaudited interim condensed consolidated financial statements.

Trulieve Cannabis Corp.

Notes to Unaudited Interim Condensed Consolidated Financial Statements

NOTE 1. THE COMPANY

Trulieve Cannabis Corp. (together with its subsidiaries, “Trulieve” or the “Company”) was incorporated in British Columbia, Canada. Trulieve (through its wholly-owned subsidiaries) is a vertically integrated cannabis company which, as of September 30, 2021, held licenses to operate in Florida, Massachusetts, California, Connecticut, Pennsylvania and West Virginia, to cultivate, produce, and sell medicinal-use cannabis products and, with respect to California and Massachusetts, adult-use cannabis products, and received notice of intent to award a license in Georgia. As disclosed in Note 18 below, on October 1, 2021, the Company completed its previously announced acquisition of Harvest Health & Recreation Inc. ("Harvest") and, as a result of the acquisition, the Company's operations have expanded into additional states effective as of such date. All revenues are generated in the United States, and all long-lived assets are located in the United States. As of September 30, 2021, the majority of our revenue was generated from the sale of medical cannabis products in the State of Florida and in the Commonwealth of Pennsylvania. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, or West Virginia, have been material to our business.

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

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to state fairly the consolidated financial condition, results of operations, comprehensive income, statement of shareholders’ equity, and cash flows of the Company for the interim periods presented. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the current year ending December 31, 2021. The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the years ended December 31, 2020 and 2019 (“2020 audited consolidated financial statements”).

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

Revision of Previously Issued Financial Statements

During the quarter ended September 30, 2021, the Company identified an error in its accounting for leases which was due to the lack of a complete lease population and the conclusions reached for the commencement date for leases not aligning with the possession date of the associated right of use asset. This resulted in an understatement of the associated right of use assets and the associated lease liabilities. The Company also identified a misstatement related to the accounting for asset acquisitions that were consummated during the three months ended June 30, 2021, which was due to the Company initially valuing the equity consideration transferred using the contract value whereas the fair value as of the closing date should have been used. This resulted in an understatement of intangible assets, an understatement of the associated deferred tax liabilities and an understatement of additional paid-in-capital. Additionally, the Company identified assets not likely to be converted within a year were classified as prepaid and other current assets, rather than other assets. The Company evaluated the misstatements and concluded that the misstatements were not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements.

To correct the immaterial misstatements, during the quarter ended September 30, 2021, the Company elected to revise its previously issued interim unaudited condensed consolidated balance sheet as of June 30, 2021 and March 31, 2021 as well as the previously issued 2020 condensed consolidated balance sheet. The revision of the historical interim unaudited condensed consolidated balance sheet includes the correction of these immaterial misstatements as well as other previously identified balance sheet misclassifications. Accordingly, the accompanying interim unaudited condensed consolidated balance sheet and relevant footnotes in this Quarterly Report on Form 10-Q as well as the 2020 condensed consolidated balance sheet have been revised to correct for such immaterial misstatements. The Company will present the revision of its previously issued interim unaudited condensed consolidated balance sheet as of March 31, 2021 and June 30, 2021, in connection with the future filing of its Quarterly Reports on Form 10-Q. The impact of the lease entries recorded as of June 30, 2021.

The impact of the revision on the Company’s interim unaudited condensed consolidated balance sheet as of June 30, 2021 is reflected in the following table:

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$28,313	$(4,249)	$24,064
Total current assets	442,090	(4,249)	437,841
Property and equipment, net	427,666	258	427,924
Right of use assets - operating, net	31,254	8,768	40,022
Right of use assets - finance, net	41,521	6,371	47,892
Intangible assets, net	123,106	(621)	122,485
Other assets	9,547	4,246	13,793
Total assets	1,146,307	14,773	1,161,080
Operating lease liabilities, current portion	3,583	432	4,015
Finance lease liabilities, current portion	4,723	281	5,004
Total current liabilities	76,738	713	77,451
Operating lease liabilities	29,381	8,396	37,777
Finance lease liabilities	39,694	5,822	45,516
Deferred tax liability	29,845	(2,213)	27,632
Total liabilities	390,072	12,718	402,790
Additional paid-in-capital	522,898	2,055	524,953
Total shareholders equity	$756,235	$2,055	$758,290

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$25,180	$(3,728)	$21,452
Total current assets	294,157	(3,728)	290,429
Right of use assets - operating, net	30,051	2,830	32,881
Right of use assets - finance, net	38,380	1,838	40,218
Other assets	7,549	3,693	11,242
Total assets	897,455	4,633	902,088
Operating lease liabilities, current portion	3,324	173	3,497
Finance lease liabilities, current portion	4,344	70	4,414
Total current liabilities	100,900	243	101,143
Operating lease liabilities	28,326	2,581	30,907
Finance lease liabilities	36,294	1,809	38,103
Total liabilities	$411,871	$4,633	$416,504

Balance Sheet as of December 31, 2020	As Previously Reported	Adjustment	As Revised
Prepaid expenses and other current assets	$19,815	$(3,696)	$16,119
Total current assets	265,148	(3,696)	261,452
Right of use assets - operating, net	28,171	1,905	30,076
Other assets	3,944	3,584	7,528
Total assets	816,112	1,793	817,905
Operating lease liabilities, current portion	3,154	123	3,277
Total current liabilities	75,998	123	76,121
Operating lease liabilities	26,450	1,670	28,120
Total liabilities	$368,208	$1,793	$370,001

The Company recorded operating lease expense, depreciation, and interest expense totaling $0.3 million in the income statement for the three months ended September 30, 2021 that related to these expenses from prior periods. This had an immaterial impact on the period recorded and the prior periods and is correctly reflected for the nine months ended September 30, 2021.

Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with this Securities and Exchange Commission, or SEC, on March 23, 2021 (the "2020 Form 10-K"). There have been no material changes to the Company’s significant accounting policies, except for the adoption of ASU 2019-12 as explained below.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted ASU 2019-12 on January 1, 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.

COVID-19 Pandemic

The global outbreak of the novel strain of the coronavirus known as COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. In response to the outbreak, governmental authorities in the United States, Canada and internationally have introduced various recommendations and measures to try to limit the pandemic, including travel restrictions, border closures, non-essential business closures, quarantines, self-isolations, shelters-in-place and social distancing. Management has been closely monitoring the continuing impact of COVID-19, with a focus in the health and safety of the Company’s employees, business continuity and supporting its communities. The Company has enacted various measures to reduce the spread of the virus, including implementing social distancing at its cultivation facilities and dispensaries, enhancing cleaning protocols at such facilities and dispensaries and encouraging employees to adhere to preventative measures recommended by local, state, and federal health officials. The Company incurred expenses related to enhanced cleaning protocols, personal protective equipment and COVID-19 related paid leave for employees.

NOTE 3. ACQUISITIONS

(a) Keystone Shops

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Subordinate Voting Shares ("Trulieve Shares") with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in the Commonwealth of Pennsylvania. No liability has been recorded for this contingent consideration, as it was not estimated to be probable at the time of acquisition. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

(dollars in thousands)
Consideration:
Cash	$20,251
Shares issued upon acquisition	35,385
Fair value of consideration exchanged	$55,636
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$500
Inventories	1,766
Prepaid expenses and other current assets	240
Property and equipment	1,144
Right of use asset - finance	1,340
Intangible assets
Dispensary license	27,000
Tradename	100
Favorable leasehold interests, net	86
Goodwill	40,072
Other assets	40
Accounts payable and accrued liabilities	(878)
Income tax payable	(2,892)
Operating lease liabilities	(1,340)
Other long-term liabilities	(2,179)
Deferred tax liability	(9,363)
Total net assets acquired	$55,636

The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life, as well as tradename and net favorable leasehold interests which were fully amortized in the period of acquisition due to useful life and materiality considerations.

(b) Patient Centric of Martha's Vineyard

On July 2, 2021, the Company acquired certain assets of Patient Centric of Martha’s Vineyard (“PCMV”) including the rights to a Provisional Marijuana Retailers License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. Total consideration was 258,383 in Trulieve Shares, of which 10,879 are subject to a holdback for six months as security for any indemnity claims by the Company under the asset purchase agreement. The fair value of the equity exchange was $10.0 million. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining PCMV did not meet the definition of a business as PCMV did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of PCMV has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values.

(dollars in thousands)
Consideration:
Shares issued upon acquisition	$10,012
Transaction costs	18
Fair value of consideration exchanged	$10,030
Recognized amounts of identifiable assets acquired and liabilities assumed:
Right of use asset - finance	$1,756
Intangible assets
Dispensary license	13,298
Finance lease liabilities	(2,321)
Deferred tax liability	(2,703)
Total net assets acquired	$10,030

The acquired intangible asset is represented by the adult-use license and is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(c) Nature’s Remedy of Massachusetts, Inc.

On June 30, 2021, the Company completed an asset purchase agreement whereby Trulieve acquired a licensed, but not yet operating, adult-use dispensary location from Nature’s Remedy of Massachusetts, Inc. (“Nature’s Remedy”). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Nature’s Remedy did not meet the definition of a business as Nature’s Remedy did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Nature’s Remedy has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. During the third quarter of 2021, the Company recorded an adjustment of $2.6 million increasing the cost of the acquisition due to an adjustment to the fair value of the equity consideration and updated the purchase price allocation accordingly, which updated equity consideration from contract value to fair value as of the closing date, and also updated the associated deferred tax liability. This adjustment resulted in an updated total consideration of $16.2 million consisting of $7.0 million in cash and 237,881 in Trulieve Shares with an updated fair value of $9.1 million and less than $0.1 million in transaction costs. Refer to "Note 2. Basis of Presentation" under "Revisions of Previously Issued Financial Statements" above for additional details. The adjusted net assets acquired are as follows:

(dollars in thousands)
Consideration:
Cash	$7,000
Shares issued upon acquisition	9,139
Transaction costs	23
Fair value of consideration exchanged	$16,162
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$12
Property and equipment	1,006
Right of use asset - finance	799
Intangible assets
Dispensary license	19,630
Accounts payable and accrued liabilities	(335)
Finance lease liability	(594)
Deferred tax liability	(4,356)
Total net assets acquired	$16,162

The acquired intangible asset is represented by the adult-use license and is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(d) Solevo Wellness West Virginia, LLC

On June 8, 2021, the Company acquired 100% of the membership interests of Solevo Wellness West Virginia, LLC (“Solevo WV”) which holds three West Virginia dispensary licenses. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Solevo WV did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. During the third quarter of 2021, the Company recorded an adjustment of $0.1 million decreasing the cost of the acquisition due to an adjustment to the fair value of the equity consideration, which updated equity consideration originally recorded at contract value to fair value as of the closing date, and also updated the associated deferred tax liability. This adjustment resulted in an updated total consideration of $0.8 million consisting of $0.2 million in cash, 11,658 in Trulieve Shares with an updated fair value of $0.4 million, $0.1 million in debt forgiveness and less than $0.1 million in transaction costs. The consideration of $0.8 million was allocated to acquired assets of $1.0 million, which are treated as definite-lived intangible assets amortized over a 15-year useful life, offset by a related deferred tax liability of $0.2 million. Refer to "Note 2. Basis of Presentation" under "Revisions of Previously Issued Financial Statements" above for additional details.

(e) Mountaineer Holding, LLC

On May 6, 2021, the Company acquired 100% of the membership interests of Mountaineer Holding LLC (“Mountaineer”) which holds a cultivation permit and two dispensary permits in West Virginia. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Mountaineer did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. During the third quarter of 2021, the Company recorded an adjustment of $0.5 million decreasing the cost of the acquisition due to an adjustment to the fair value of the equity consideration, which updated equity consideration originally recorded at contract value to fair value as of the closing date, and also updated the associated deferred tax liability. This adjustment resulted in an updated total consideration of $5.5 million, consisting of $3.0 million in cash and 60,342 in Trulieve Shares with a fair value of $2.5 million. The consideration of $5.5 million has been allocated to the $7.0 million of acquired assets which are treated as definite-lived intangible assets amortized over a 15-year useful life, offset by a related deferred tax liability of $1.5 million. Refer to "Note 2. Basis of Presentation" under "Revisions of Previously Issued Financial Statements" above for additional details.

(f) PurePenn, LLC and Pioneer Leasing & Consulting, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of both PurePenn, LLC, which holds a permit to cultivate and process medical marijuana in Pennsylvania, and Pioneer Leasing & Consulting, LLC (collectively “PurePenn”). The purpose of this acquisition was to operate the cultivation and manufacturing facility located in McKeesport, Pennsylvania. Trulieve acquired PurePenn for an upfront payment valued at $48.7 million, comprised of 1,298,964 in Trulieve Shares with a fair value of $29.7 million and $19.0 million in cash, plus a potential earn-out payment of up to 2,405,488 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. As of September 30, 2021, total transaction costs related to the acquisition were approximately $1.8 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

For the three months ended June 30, 2021, the Company recorded an adjustment to the initial valuation of shares issued upon acquisition, which increased the fair value of the consideration exchanged and the estimated purchase price by $2.7 million and increased goodwill by $2.7 million and we recorded an adjustment to the initial valuation of contingent consideration payable in shares, which reduced contingent consideration payable in shares and the estimated purchase price by $3.0 million and decreased goodwill by $3.0 million. For the three months ended September 30, 2021, the Company recorded an adjustment to the deferred tax liability decreasing goodwill and the associated deferred tax liability by $0.6 million.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$19,000
Shares issued upon acquisition	29,711
Contingent consideration payable in shares	46,951
Fair value of consideration exchanged	$95,662
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$563
Accounts receivable	1,300
Prepaid expenses and other current assets	376
Inventories	7,461
Property and equipment, net	26,233
Intangible assets, net:
State license	45,310
Moxie license	2,960
Tradename	580
Goodwill	46,349
Other assets	478
Accounts payable and accrued liabilities	(2,189)
Construction finance liability	(17,413)
Deferred tax liability	(16,346)
Total net assets acquired	$95,662

(g) Keystone Relief Centers, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of Keystone Relief Centers, LLC (referred to herein as “Solevo Wellness”), which holds a permit to operate three medical marijuana dispensaries in the Pittsburgh, Pennsylvania area. Trulieve acquired Solevo for an upfront purchase price of $21.0 million, comprised of $10.0 million in cash and 481,097 in Trulieve Shares with a fair value of $11.0 million, plus a potential earn-out payment of up to 721,647 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. As of September 30, 2021, total transaction costs related to the acquisition were approximately $0.9 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of production, therefore goodwill is not deductible.

During 2021, the purchase price allocations were adjusted, primarily to net working capital, goodwill and intangible assets. For the three months ended March 31, 2021, we recorded an adjustment of $3.8 million to the initial valuation amount of intangible assets for the dispensary license, increasing the dispensary license balance by $3.8 million and decreasing goodwill by $3.8 million. For the three months ended June 30, 2021, we recorded an adjustment to the initial valuation of shares issued upon issuance, which increased the fair value of the consideration exchanged by $1.0 million and increased goodwill by $1.0 million, and we recorded an adjustment to the initial valuation of contingent consideration payable in shares, which increased contingent consideration payable in shares and the estimated purchase price by $0.2 million and increased goodwill by $0.2 million. For the three months ended September 30, 2021, the Company recorded an adjustment to the deferred tax liability increasing goodwill and the associated deferred tax liability by $1.2 million.

The following table summarizes the final allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(dollars in thousands)
Consideration:
Cash	$10,000
Shares issued upon acquisition	11,004
Contingent consideration payable in shares	15,249
Net working capital adjustment	624
Fair value of consideration exchanged	$36,877
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,229
Accounts receivable	117
Prepaid expenses and other current assets	91
Inventories	2,337
Property and equipment, net	2,245
Right of use asset	2,156
Intangible assets, net:
Dispensary license	19,890
Tradename	930
Goodwill	17,985
Accounts payable and accrued liabilities	(790)
Lease liability	(2,156)
Deferred tax liability	(7,157)
Total net assets acquired	$36,877

NOTE 4. INVENTORY

The Company’s inventory includes the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Raw material
Cannabis plants	$19,419	$10,661
Harvested cannabis and packaging	23,529	11,233
Total raw material	42,948	21,894
Work in process	63,952	54,780
Finished goods-unmedicated	3,473	3,908
Finished goods-medicated	23,501	17,730
Total inventories	$133,874	$98,312

NOTE 5. PROPERTY & EQUIPMENT

At September 30, 2021 and December 31, 2020, Property and Equipment consisted of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Land	$7,468	$5,878
Buildings and improvements	288,133	156,372
Construction in progress	162,528	129,588
Furniture and equipment	93,485	51,714
Vehicles	349	351
Total	551,963	343,903
Less: accumulated depreciation	(50,854)	(29,858)
Total property and equipment, net	$501,109	$314,045

Capitalized interest for the three and nine months ended September 30, 2021 totaled $2.2 million and $4.4 million, respectively. Capitalized interest for the three and nine months ended September 30, 2020 totaled $1.3 million and $2.1 million, respectively.

Depreciation expense for the three and nine months ended September 30, 2021 totaled $8.1 million and $21.0 million, respectively. Depreciation expense for the three and nine months ended September 30, 2020 totaled $3.9 million and $10.7 million respectively.

Certain prior period amounts have been reclassified to conform to the current period presentation. Internal use software with a net book value of $3.7 million was reclassified from “Property and equipment, net” to “Intangible assets, net” in the consolidated balance sheet as of December 31, 2020. Property and equipment with a net book value of $50.0 million was reclassified from construction in progress to land, buildings and improvements, and furniture and equipment of December 31.

NOTE 6. INTANGIBLE ASSETS & GOODWILL

At September 30, 2021 and December 31, 2020, definite-lived intangible assets consisted of the following:

	September 30, 2021
(dollars in thousands)	Net amount	Adjustments to purchase price allocation	Additions	Amortization expense	Net amount
Licenses	$84,517	$3,061	$68,493	$(5,593)	$150,478
Internal use software	3,656	—	3,589	(529)	6,716
Moxie brand	2,828	—	—	(740)	2,088
Tradenames	2,109	—	100	(741)	1,468
Customer relationship	683	—	—	(151)	532
Miscellaneous	7	—	86	(93)	—
	$93,800	$3,061	$72,268	$(7,847)	$161,282

	December 31, 2020
(dollars in thousands)	Net amount	Acquired license agreements	Additions	Amortization expense	Net amount
Licenses	$24,538	$887	$61,400	$(2,308)	$84,517
Internal use software	3,656	—	—	—	3,656
Moxie brand	—	—	2,960	(132)	2,828
Tradenames	800	—	1,510	(201)	2,109
Customer relationship	883	—	—	(200)	683
Miscellaneous	25	—	—	(18)	7
Trademarks	134	—	—	(134)	—
	$30,036	$887	$65,870	$(2,993)	$93,800

Amortization expense for the three and nine months ended September 30, 2021 was $3.3 million and $7.8 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $0.5 million and $1.7 million, respectively.

The following table outlines the estimated future annual amortization expense related to all intangible assets as of September 30, 2021:

Estimated amortization
(dollars in thousands)
Remaining 2021	$3,326
2022	13,887
2023	13,320
2024	12,349
2025	11,895
Thereafter	106,505
$161,282

Goodwill arose from the acquisition of PurePenn, LLC, Pioneer Leasing & Consulting, Solevo Wellness, and Keystone Shops, see “Note 3 - Acquisitions”. The Company last tested for impairment in the fourth quarter of the year ended December 31, 2020.

At September 30, 2021, Goodwill consisted of the following:

(dollars in thousands)
At January 1, 2020	7,316
Acquisition of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	47,311
Acquisition of Solevo Wellness	19,473
At December 31, 2020	74,100
Measurement period purchase price allocation adjustments of Solevo Wellness	(2,639)
Measurement period purchase price allocation adjustments of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	(338)
At June 30, 2021	71,123
Acquisition of Keystone Shops	40,072
Measurement period purchase price allocation adjustments of Solevo Wellness	1,150
Measurement period purchase price allocation adjustments of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	(624)
At September 30, 2021	$111,721

NOTE 7. NOTES PAYABLE

At September 30, 2021 and December 31, 2020, notes payable consisted of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Promissory note dated April 10, 2017, with annual interest at 12%, due between April and July 2022	$4,000	$4,000
Promissory note dated December 7, 2017, with annual interest at 12%, secured by certain property located in Miami, FL due December 2021	2,000	2,000
Total notes payable	6,000	6,000
Less current portion	(6,000)	(2,000)
Long-term notes payable	$—	$4,000

Stated maturities of notes payable are as follows:

As of September 30,	(dollars in thousands)
2021	$2,000
2022	4,000
$6,000

All notes payable were fully paid off during the fourth quarter of 2021.

NOTE 8. NOTES PAYABLE RELATED PARTY

At September 30, 2021 and December 31, 2020, notes payable related party consisted of the following:

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Notes payable due to related parties, with varying interest rates between 8% to 12% annual, with varying maturity dates	$12,000	$12,011
Less current portion	(12,000)	(12,011)
Non-current portion	$—	$—

Stated maturities of notes payable to related parties are as follows:

(dollars in thousands)
2022	$12,000
$12,000

In March 2021, the two unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) were amended to extend the maturity one year to May 2022, all other terms remain unchanged. In the fourth quarter of 2021, the unsecured promissory notes were fully paid.

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

For the three and nine months ended September 30, 2021 accretion expense was $0.8 million and $2.3 million respectively. For the three and nine months ended September 30, 2020, accretion expense was $0.7 million and $2.1 million, respectively. Accretion expense is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive income.

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

Scheduled annual maturities of the principal portion of long-term debt outstanding at September 30, 2021 in the successive five-year period and thereafter are summarized below:

Private placement notes
(dollars in thousands)
2021	$—
2022	—
2023	—
2024	130,000
2025	—
Thereafter	—
Total debt	130,000
Less: unamortized debt issuance costs	(10,522)
Net debt	$119,478

NOTE 10. LEASES

The following table provides the components of lease cost recognized in the condensed consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Lease Cost	2021	2020	2021	2020
	(dollars in thousands)
Operating lease cost	2,483	1,545	5,751	4,087
Finance lease cost:
Amortization of lease assets	1,990	1,496	5,357	3,688
Interest on lease liabilities	1,177	782	2,914	1,801
Finance lease cost	3,167	2,278	8,271	5,489
Variable lease cost	2,529	28	3,139	310
Total lease cost	$8,179	$3,851	$17,161	$9,886

Weighted average discount rate and remaining lease term for the nine months ended September 30, 2021 are as follows:

	Operating lease	Finance lease
Weighted average discount rate	8.75%	8.46%
Weighted average remaining lease term (in years)	8.67	8.20

The maturity of the contractual undiscounted lease liabilities as of September 30, 2021 is as follows:

	Operating leases	Finance leases
	(dollars in thousands)
Remainder of 2021	$1,991	$2,494
2022	8,173	10,509
2023	7,886	13,246
2024	7,759	9,395
2025	7,800	9,069
Thereafter	35,893	43,875
Total undiscounted lease liabilities	69,502	88,588
Interest on lease liabilities	(21,581)	(26,000)
Total present value of minimum lease payments	47,921	62,588
Lease liability - current portion	(4,264)	(5,354)
Lease liability	$43,657	$57,234

During the third quarter of 2021, the Company identified a misstatement in its accounting for leases in prior periods, primarily the second quarter of 2021. Refer to "Note 2. Basis of Presentation" under "Revisions of Previously Issued Financial Statements" above for additional details.

NOTE 11. CONSTRUCTION FINANCE LIABILITIES

In July 2019, the Company sold property it had recently acquired in Massachusetts for $3.5 million, which was the cost to the Company. In connection with the sale of this location, the Company agreed to lease the location back for cultivation. The landlord has agreed to provide a tenant improvement allowance (“TI Allowance”) of $40.0 million, which was dispensed in its entirety as of December 31, 2020. The initial term of the agreement is ten years, with two options to extend the term for five years each. The initial payments are equal to 11% of the sum of the purchase price for the property and will increase when a draw is made on the TI Allowance. In addition, a 3% increase in payments will be applied annually after the first year. As of September 30, 2021, the total finance liability associated with this transaction is $44.4 million.

In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company for continued operation as a licensed medical cannabis cultivation facility. The initial term of the agreement is ten years, with two options to extend the term for five years each. The initial annualized payments are equal to 11% of the purchase price for the property. A 3% increase in payments will be applied annually after the first year. As of September 30, 2021, the total finance liability associated with this transaction is $17.4 million.

In October 2019, prior to its acquisition by the Company, PurePenn, LLC (“PurePenn”) sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back. The initial term of the lease is fifteen years, with two five-year options to renew. The landlord has agreed to provide a TI allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million and 13.75% thereafter. On March 8, 2021, the Company entered into a lease amendment with the landlord to increase the tenant improvement allowance to $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million. As of September 30, 2021, $25.6 million of the TI allowance has been provided. As of September 30, 2021, the total finance liability associated with this transaction is $30.2 million.

Under the failed-sales-leaseback accounting model, the Company is deemed under U.S. GAAP to own the above mentioned real estate properties as financing arrangements since control was never transferred to the buyer-lessor. These agreements are presented on our condensed consolidated balance sheet within property and equipment, net and depreciated over the assets' remaining useful life.

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

As of September 30, 2021 and 2020, there were 74,611,611 and 58,134,478 Subordinate Voting Shares issued and outstanding, respectively.

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

As of September 30, 2021 and 2020, there were 549,196, and 14,770 Multiple Voting Shares issued and outstanding, respectively, which were equal to 54,919,596, and 1,476,959 Subordinate Voting Shares, respectively, if converted.

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

As of September 30, 2021, there were no Super Voting Shares issued or outstanding. As of September 30, 2020, there were 581,825 Super Voting Shares issued or outstanding which were equal to 58,182,500 Super Voting Shares if converted.

NOTE 13. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) was adopted at the annual meeting of shareholders. The 2021 Plan reserves 4,000,000 Subordinate Voting Shares for issuance thereunder and replaced the Schyan Exploration Inc. Stock Option Plan (the “Prior Plan”). Awards previously granted under the Prior Plan, including equity awards granted in the first quarter of 2021 for performance in 2020, remain subject to the terms of the Prior Plan. No further grants of awards shall be made under the Prior Plan. The Prior Plan is administered by the Board of Directors of the Company and the 2021 Plan is administered by the Compensation Committee. The 2021 Plan provides for the grant of Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Share Units, and Other Awards. As of September 30, 2021 a total of 895,877 awards were granted under the 2021 Plan between the date of its adoption by shareholders on June 10, 2021 and September 30, 2021.

Options

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

On January 3, 2020, under the Prior Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. In accordance with the Prior Plan’s policy, the vesting period for employees is 15% as of the date of issuance, 25% vested on December 31, 2020, and 60% vest on December 31, 2021. For founding members of the Board of Directors, the options were fully vested on the date of grant. For non-founding members of the Board of Directors, 50% of the options were vested on December 31, 2020, and 50% will vest on December 31, 2021.

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

On September 29, 2021, under the 2021 Plan, the Board awarded options to purchase shares to officers and other select employees of the Company. The options vest over three years and have a contractual term between six and seven years. In accordance with the 2021 Plan’s policy, the vesting period for directors and officers is 33 1/3% vest on December 1, 2021, 33 1/3% vest on December 1, 2022, and 33 1/3% vest on December 1, 2023.

	For the Nine Months Ended September 30, 2021	For the Nine Months Ended September 30, 2020
Fair value at grant date	$10.58-$11.20	$3.11-$3.26
Stock price at grant date	$26.88-$33.42	$11.52-$12.50
Exercise price at grant date	$26.88-$33.42	$11.52-$12.50
Expected life in years	3.00 - 3.50	1.58 - 2.00
Expected volatility	49.88% - 53.75%	49.10% - 50.15%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	0.16% - 0.79%	1.40 - 1.58%

For the nine months ended September 30, 2021, the Company recorded share-based compensation for all stock options in the amount of $2.2 million. This is recognized as $0.2 million cost of goods sold, net, $1.6 million general and administrative and $0.4 million sales and marketing in the condensed consolidated statements of operations and comprehensive income.

The number and weighted-average exercise prices and remaining contractual life of options at September 30, 2021 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding at January 1, 2021	1,129,774	11.72	4.01	—
Granted	877,509	29.32	3.55	—
Exercised	(36,787)	11.52	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2021	1,970,496	$19.56	4.52	$8.43
Exercisable, September 30, 2021	517,672	$11.71	3.34	$15.20

Total unvested options as of September 30, 2021, are 1,452,824 which are expected to vest over time and have an aggregate unrecognized compensation expense of $8.5 million. The unrecognized compensation expense will be recognized over a weighted average period of 2.09 years.

As noted above, following shareholder approval of the 2021 Plan, no further grants of awards shall be made under the Prior Plan.

Restricted Stock Units

Restricted stock units ("RSUs") represent a right to receive a single Subordinate Voting Share that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs vest ratably over a two to three year period subject to continued employment through each anniversary. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis. On September 15, 2021, the Board awarded RSUs to officers of the Company as replacement awards for cancelled warrants, which vest immediately. On September 29, 2021, under the 2021 Plan, the Board awarded RSUs to officers, and other select employees of the Company, which vest over a two to three year period.

	Number of restricted stock units	Weighted average grant price
Balance as of January 1, 2021	—	—
Granted	3,249,319	25.45
Vested	(2,904,079)	25.28
Forfeited	—	—
Balance as of September 30, 2021	345,240	$26.88

No share-based compensation expense was recorded for RSUs during the three months ended September 30, 2021.

In September 2021, the Board of Directors approved grants of RSUs for two executive officers who previously held warrants. The previously held warrants were cancelled on September 15, 2021 with the new RSUs granted on September 15, 2021 as a replacement of the previously held warrants. The two officers were awarded a total premium of $3.1 million, allocated between the two officers, to incentivize the cancellation and replacement. No share-based compensation expense was recorded related to the cancellation and replacement of the previous warrants with the new RSUs during the three months ended September 30, 2021.

Warrants

During the year ended December 31, 2018, the Company issued 8,784,872 warrants to certain employees and directors of the Company for past services provided. The warrants had no vesting conditions and are exercisable at any time for three years after the issuance, subject to certain lock-up provisions: (i) the warrants may not be exercised for 18 months following the Issue Date; (ii) 50% of the warrants may be exercised between months 19-24 following the Issue Date; and (iii) the remaining 50% of the warrants may be exercised at any time thereafter until expiration. The warrants are exchangeable into Subordinate Voting Shares. For the nine months ended September 30, 2021 and 2020, no warrants related to share-based compensation were issued. As the warrants had no vesting conditions, the entire share-based compensation expense of $15.0 million was recognized when the warrants were issued in 2018.

The following table summarizes the warrants issued and outstanding to certain employees and directors of the Company as of December 31, 2020 and the changes during the nine months ended September 30, 2021:

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (yrs)
Outstanding as of January 1, 2021	6,061,561	6.00	0.72
Granted	—	—	—
Exercised	(2,075,990)	6.00	—
Exchanged in cashless exercise	(413,057)	—	—
Cancelled	(3,572,514)	—	—
Outstanding as of September 30, 2021	—	—	—

Refer to the restricted stock unit disclosure above for additional information regarding the issuance of RSU's in exchange for the cancelled warrants held by two executive officers.

NOTE 14. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Net income	$18,616	$17,415	$89,574	$59,958
Weighted average number of common shares outstanding	128,146,298	112,039,640	122,983,729	111,824,816
Dilutive effect of warrants and options outstanding	8,762,968	5,909,584	7,943,354	4,173,888
Diluted weighted average number of common shares outstanding	136,909,266	117,949,224	130,927,083	115,998,704
Basic earnings per share	$0.15	$0.16	$0.73	$0.54
Diluted earnings per share	$0.14	$0.15	$0.68	$0.52

NOTE 15. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2021 and 2020

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Income before provision for income taxes	$60,219	$43,363	$194,828	$127,074
Provision for income taxes	41,603	25,948	105,254	67,116
Effective tax rate	69%	60%	54%	53%

NOTE 16. RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders and the balance at September 30, 2021 and December 31, 2020 was $12.0 million and $12.0 million, respectively, as discussed in “Note 8 – Notes Payable Related Party”.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, is a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials and equipment on a cost-plus basis. For the nine months ended September 30, 2021 and 2020, property and equipment purchases totaled $119.6 million, and $65.0 million, respectively. As of September 30, 2021 and December 31, 2020, $14.7 million and $10.4 million, respectively, of property and equipment purchases was included in accounts payable in the condensed consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s Chief Legal Officer.

The Company has many leases from various real estate holding companies that are managed by various related parties including Benjamin Atkins, a former director and current shareholder of the Company, and the Supplier. As of September 30, 2021 and December 31, 2020, under ASC 842, the Company had the following in the condensed consolidated balance sheet:

	As of September 30, 2021		As of December 31, 2020
	Operating	Finance	Operating	Finance
	(dollars in thousands)		(dollars in thousands)
Right-of-use assets, net	$6,116	$2,080	$12,003	$3,425
Lease liabilities:
Lease liabilities - current portion	725	207	1,539	281
Lease liabilities	5,790	2,184	11,083	3,500
Total related parties lease liabilities	$6,515	$2,391	$12,622	$3,781

Expenses recognized for related party leases were $0.9 million and $2.4 million for the three and nine months ended September 30, 2021, respectively. Expenses recognized for related party leases were $0.9 million and $2.6 million for the three and nine months ended September 30, 2020, respectively.

NOTE 17. CONTINGENCIES

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

(b) Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, at September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations and comprehensive income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On December 30, 2019, a securities class-action complaint, David McNear v. Trulieve Cannabis Corp. et al., Case No. 1:19-cv-07289, was filed against the Company in the United States District Court for the Eastern District of New York. On February 12, 2020, a second securities class-action complaint, Monica Acerra v. Trulieve Cannabis Corp. et al., Case No. 1:20-cv-00775, which is substantially similar to the complaint filed on December 30, 2019, was filed against the Company in the United States District Court for the Eastern District of New York. Both complaints name the Company, Kim Rivers, and Mohan Srinivasan as defendants for allegedly making materially false and misleading statements regarding the Company’s previously reported financial statements and public statements about its business, operations, and prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief. On March 20, 2020, the Court consolidated the two related actions under In re Trulieve Cannabis Corp. Securities Litigation, No. 1:19-cv-07289, and appointed William Kurek, John Colomara, David McNear, and

Monica Acerra as Lead Plaintiffs. After consultation with legal counsel, the Company believes that the suit is immaterial and that the claims are without merit and intends to vigorously defend against them.

NOTE 18. SUBSEQUENT EVENTS

Harvest Health & Recreation

On October 1, 2021 (the "Closing Date"), the Company completed its previously announced acquisition of Harvest Health & Recreation Inc. ("Harvest") pursuant to an Arrangement Agreement, dated May 10, 2021 ("the Arrangement Agreement"). On the Closing Date, the Company acquired all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares (collectively the "Harvest Shares") of Harvest. Pursuant to the terms of the Arrangement Agreement, holders of Harvest Shares received 0.1170 of a Subordinate Voting Share of the Company for each subordinate voting share of Harvest held. In total, the Company issued an aggregate of 50,874,175 Trulieve Shares, representing a value of $1.4 billion, in connection with the exchange for all of the issued and outstanding Harvest shares.

The acquisition will be accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. The Company has begun the process to determine the purchase price allocation for the assets acquired and liabilities assumed including estimating the fair values of intangible and tangible assets. Due to the limited time since the acquisition, these estimates and the initial accounting for the business combination have not been completed. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

Senior Secured Notes Due 2026

On October 6, 2021, the Company closed its previously announced private placement of 8% Senior Secured Notes (the "Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Notes were issued at 100% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes will mature on October 6, 2026 and may be redeemed in whole or in part, at any time from time to time, on or after October 6, 2023 at the application redemption price set forth in the Indenture. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest, and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our 2020 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2020 Form 10-K.

Overview

We are a multi-state cannabis operator with licenses to operate in six states and we have received notice of intent to award a license in a seventh state. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only California, Connecticut and Massachusetts have adopted legislation permitting commercialization of adult-use cannabis products. As previously disclosed, on October 1, 2021, we completed our previously announced acquisition of Harvest Health & Recreation Inc. (“Harvest”) and, as a result of the acquisition, our operations have expanded significantly effective as of such date.

As of September 30, 2021, we employed over 6,900 people, and we are committed to providing patients, which we refer to herein as “patients” or “customers,” a consistent and welcoming retail experience across Trulieve branded stores. We have nine material subsidiaries: Trulieve, Inc., or Trulieve US; Leef Industries, LLC, or Leef Industries; Life Essence, Inc., or Life Essence; Trulieve Holdings, Inc., or Trulieve Holdings; Trulieve Bristol, Inc. (formerly The Healing Corner, Inc.) or Healing Corner; PurePenn LLC, or PurePenn; Keystone Relief Centers, LLC or Solevo Wellness; Trulieve WV, Inc., or Trulieve WV; and Trulieve GA, Inc., or Trulieve GA. Each of Trulieve US, Leef Industries, Life Essence, Trulieve Holdings, Healing Corner, PurePenn LLC, Solevo Wellness and Trulieve WV is wholly owned (directly or indirectly) by Trulieve Cannabis Corp. Trulieve GA is 40% owned (indirectly) by Trulieve Cannabis Corp. As of September 30, 2021, the majority of our revenue was generated from the sale of medical cannabis products in the State of Florida and in the Commonwealth of Pennsylvania. To date, neither the sale of adult-use cannabis products, nor our operations in Massachusetts, California, Connecticut, or West Virginia, have been material to our business.

Florida

Trulieve US is a vertically integrated “seed to sale” cannabis company and is the largest licensed medical marijuana company in the State of Florida. As of September 30, 2021, publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve US to have the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state. Trulieve US cultivates and produces all of its products in-house and distributes those products to patients in Trulieve branded stores (dispensaries) throughout the State of Florida, as well as directly to patients via home delivery. Our experience in the vertically integrated Florida market has given us the ability to scale and penetrate in all necessary business segments (cultivation, production, sales, and distribution). Trulieve US has the experience necessary to increase market leadership in Florida and employ that expertise effectively in other regulated markets.

As of September 30, 2021, Trulieve US operated approximately 2.2 million square feet of cultivation facilities across six sites. In accordance with Florida law, Trulieve US grows in secure enclosed indoor facilities and greenhouse structures.

Massachusetts

Life Essence operates a co-located medical and adult-use dispensaries in Northampton and Worcester and Medical Marijuana cultivation and product manufacturing facility in Holyoke. Life Essence also has been awarded Final Licenses for Adult-Use cultivation and processing at the same facility in Holyoke, and provisional certificates of registration for medical marijuana dispensaries in Holyoke and Cambridge. Upon entry of its existing plant stock into the state’s seed to sale tracking system and clearance from the Massachusetts Cannabis Control Commission, Life Essence became fully operational in the third quarter of 2021, under its adult-use cultivation and processing licenses, including in the wholesale market. The completion of these licensing processes will further enable Life Essence to capitalize on its investment in infrastructure and engage in vertically integrated operations in both adult-use and medical markets in Massachusetts.

On July 2, 2021, Life Essence closed a transaction with Patient Centric of Martha’s Vineyard Ltd., or PCMV, in which Life Essence purchased certain assets of PCMV, including the rights to a Provisional Marijuana Retailer License from the Massachusetts Cannabis Control Commission in Framingham, Massachusetts, and necessary municipal entitlements and a leasehold interest to operate as a marijuana retailer at the property. On June 29, 2021, Life Essence closed a transaction with Nature’s Remedy of Massachusetts, Inc., or Nature’s Remedy, and Sammartino Investments, LLC, pursuant to which Life Essence agreed to purchase certain assets of Nature’s Remedy including a Final Marijuana Retailer License from the Cannabis Control Commission, assignment of a long-term lease for real property in Worcester, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. Following a satisfactory post final license inspection from the Massachusetts Cannabis Control Commission, this marijuana retailer location in Worcester, Massachusetts commenced operations in August 2021.

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

Georgia

On July 24, 2021, Trulieve GA received a Notice of Intent to award a Class 1 Production License from the Georgia Access to Medical Cannabis Commission. The Notice of Intent to award is a notice of the Georgia Access to Medical Cannabis Commission’s expected contract award to Trulieve GA pending resolution of a protest process. If the contract is awarded, Trulieve GA will hold one of two Class 1 Production Licenses in the state and will be permitted to cultivate cannabis for the manufacture of low THC oil.

Recent Developments

Harvest Acquisition

On May 10, 2021, the Company entered into an Arrangement Agreement (the "Arrangement Agreement") with Harvest Health & Recreation Inc., a British Columbia corporation (“Harvest”), pursuant to which the Company agreed to acquire all of the issued and outstanding equity securities of Harvest. Under the terms of the Arrangement Agreement, shareholders of Harvest will receive 0.1170 of a Subordinate Voting Share of Trulieve for each Harvest subordinate voting share (or equivalent) held.

On October 1, 2021 (the "Closing Date"), the Company completed its previously announced acquisition of Harvest pursuant to an Arrangement Agreement. On the Closing Date, the Company acquired all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares (collectively the "Harvest Shares") of Harvest. Pursuant to the terms of the Arrangement Agreement, holders of Harvest Shares received 0.1170 of a Subordinate Voting Share of the Company for each subordinate voting share of Harvest held. In total, the Company issued an aggregate of 50,874,175 Trulieve Shares, representing total consideration of approximately $1.4 billion based on the closing price of Trulieve's Subordinate Voting Shares on September 30, 2021.

Prior to the acquisition, Harvest was one of the largest multi-state vertically integrated operators in the cannabis industry in the United States operating from “seed to sale.” Harvest is one of the largest operators in the state of Arizona, which is one of the largest medical and recreational cannabis markets in the country and one of the oldest regulated cannabis markets in the world. Harvest operates facilities or provides services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, North Dakota (on February 19, 2021, Harvest completed the divestiture of its North Dakota retail assets), Pennsylvania and Utah, with two provisional licenses in Massachusetts. In addition, Harvest owns CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. We expect the Harvest acquisition will have a significant impact on our results of operations and financial condition as of and for the fourth quarter ending December 31, 2021 and in future periods as we integrate Harvest’s business with our existing operations.

Senior Secured Notes Due 2026

On October 6, 2021, the Company closed its previously announced private placement of 8% Senior Secured Notes (the "Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Notes were issued at 100% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes will mature on October 6, 2026 and may be redeemed in whole or in part, at any time from time to time, on or after October 6, 2023 at the application redemption price set forth in the Indenture. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest, and intends to use the remaining portion of the net proceeds for capital expenditures and other general corporate purposes.

Other Developments

On September 29, 2021, the Board of Directors of the Company appointed Rebecca Young as Vice President and Chief Accounting Officer (and principal accounting officer) of the Company and its subsidiaries. Alex D'Amico, the Company's Chief Financial Officer and principal financial officer, will no longer serve as principal accounting officer of the Company.

Management’s Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with U.S. GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, share-based compensation, tax, depreciation, acquisition and transaction costs, integration and transition costs, fair value step-up of inventory from acquisitions, COVID related expenses, non-cash expenses, other non-recurring costs and other income. Trulieve reports adjusted EBITDA to help investors assess the operating performance of the Corporation’s business. The financial measures noted above are metrics that have been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

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

Components of Results of Operations

Revenue

We derive our revenue from cannabis products which we manufacture, sell, and distribute to our customers by home delivery and in our dispensaries, as well as sales of cannabis products to wholesale customers in select markets.

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

Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income and interest expense. Prior to December 10, 2020, the impact of the revaluation of the debt warrants was a significant component.

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Revenues, net of discounts	$224,092	$136,274	64%	$633,037	$353,096	79%

Revenue for the three months ended September 30, 2021 was $224.1 million, an increase of $87.8 million, from $136.3 million for the three months ended September 30, 2020. Revenue for the nine months ended September 30, 2021 was $633.0 million, an increase of $279.9 million, from $353.1 million for the nine months ended September 30, 2020. The increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count, as well as expansion of the wholesale business. Between September 30, 2020 and September 30, 2021, we opened or acquired forty-two dispensaries, which also contributed to the increased retail sales year over year. Revenue from businesses acquired also contributed to the increase for the three and nine months ended September 30, 2021.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Cost of goods sold	$70,147	$34,097	106%	$199,345	$86,557	130%
% of total revenues	31%	25%		31%	25%

Cost of goods sold for the three months ended September 30, 2021 was $70.1 million, an increase of $36.1 million, from $34.1 million for the three months ended September 30, 2020. Cost of goods sold for the nine months ended September 30, 2021 was $199.3 million, an increase of $112.8 million, from $86.6 million for the nine months ended September 30, 2020, due to an increase in retail sales as a result of an increase in dispensaries and patient count. Cost of goods sold as a percentage of revenue increased from 25% for the nine months ended September 30, 2020 to 31% for the nine months ended September 30, 2021 due to our expansion into new markets, ramping of infrastructure in core markets, and product mix.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Gross profit	$153,945	$102,177	51%	$433,692	$266,539	63%
% of total revenues	69%	75%		69%	75%

Gross profit for the three months ended September 30, 2021 was $153.9 million, up $51.8 million or 51% from $102.2 million for the three months ended September 30, 2020. Gross profit for the nine months ended September 30, 2021 was $433.7 million, up $167.2 million or 63% from $266.5 million for the nine months ended September 30, 2020, as a result of an increase in retail sales due to the additional number of dispensaries, products available for sale and patient count. Gross profit as a percentage of revenue decreased from 75% for the nine months ended September 30, 2020 to 69%, for the nine months ended September 30, 2021. The decrease is caused by expansion into new markets, ramping of infrastructure in core markets, product mix and macro-economic factors centered around prices and labor.

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Sales and marketing expenses	$51,724	$30,890	67%	$142,858	$80,764	77%
% of total revenues	23%	23%		23%	23%

Sales and marketing expense increased by 67% from $30.9 million for the three months ended September 30, 2020 to $51.7 million for the three months ended September 30, 2021. Sales and marketing expense increased from $80.8 million for the nine months ended September 30, 2020 to $142.9 million for the nine months ended September 30, 2021, an increase of $62.1 million, or 77%. The increase in sales and marketing expense is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
General and administrative expenses	$28,218	$8,502	232%	$55,869	$22,696	146%
% of total revenues	13%	6%		9%	6%

General and administrative expense for the three months ended September 30, 2021 increased by 232% to $28.2 million from $8.5 million for the three months ended September 30, 2020. General and administrative expense for the nine months ended September 30, 2021 increased to $55.9 million from $22.7 million for the nine months ended September 30, 2020, an increase of $33.2 million, or 146%. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, continued acquisitions resulting in additional transaction and integration costs and increased go-forward compliance costs. General and administrative expenses included acquisition and transaction costs of $11.1 million and $14.3 million for the three and nine months ended September 30, 2021, respectively. Also included in the three and nine months ended September 30, 2021 is $4.2 million related to premiums on equity transactions.

Depreciation and Amortization Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Depreciation and amortization expenses	$7,728	$3,314	133%	$19,829	$8,612	130%
% of total revenues	3%	2%		3%	2%

Depreciation and amortization expense for the three months ended September 30, 2021 was $7.7 million, up $4.4 million from $3.3 million for the three months ended September 30, 2020. Depreciation and amortization expenses for the nine months ended September 30, 2021 was $19.8 million, up $11.2 million, from $8.6 million for the nine months ended September 30, 2020. The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in a higher number of capitalized assets from the additional dispensaries and cultivation facilities. Furthermore, amortization expense increased due to acquisitions and acquired intangibles.

Total Other Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Total other expense, net	$6,056	$16,108	(62%)	$20,308	$27,393	(26%)
% of total revenues	3%	12%		3%	8%

Total other expense, net for the three months ended September 30, 2021 was expense of $6.1 million, a decrease of $10.1 million from expense of $16.1 million for the three months ended September 30, 2020. Total other expense, net for the nine months ended September 30, 2021 was expense of $20.3 million, a decrease of $7.1 million from expense of $27.4 million for the nine months ended September 30, 2020. The overall decrease is the result of the revaluation of debt warrants for the nine months ended September 30, 2020, partially offset by an increase in interest expense related to additional finance leases to support business growth.

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

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2021	2020	%	2021	2020	%
	(dollars in thousands)			(dollars in thousands)
Provision for income taxes	$41,603	$25,948	60%	$105,254	$67,116	57%

Income tax expense for the three months ended September 30, 2021 increased to $41.6 million from $25.9 million for the three months ended September 30, 2020. Income tax expense for the nine months ended September 30, 2021 increased to $105.3 million from $67.1 million for the nine months ended September 30, 2020, an increase of $38.1 million, or 57% as a result of a $167.2 million increase in gross profit for the same periods. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision, and our quarterly estimate of our annual effective tax rate, is subject to change resulting from several factors, including variability in forecasting our pre-tax and taxable income due to external changes in market condition changes in statutes, regulations and administrative practices, principles, and interpretations related to tax. The effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. The impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower. The increase in income tax expense is due to the increase in gross profit as a result of the increase in revenue as well as variability in the effective tax rate calculation which produced a large amount of tax expense in the quarter. The three months ended September 30, 2021, saw an increased tax expense as compared to prior periods due to variability in the effective tax rate.

Net Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Net income and comprehensive income	$18,616	$17,415	7%	$89,574	$59,958	49%

Net income for the three months ended September 30, 2021 was $18.6 million, an increase of $1.2 million, from $17.4 million for the three months ended September 30, 2020. Net income for the nine months ended September 30, 2021 was $89.6 million, an increase of $29.6 million or 49%, from $60.0 million for the nine months ended September 30, 2020. The increase was driven primarily by the opening of additional dispensaries, an increase in products available for purchase, and overall patient count. These increases were offset by cost of goods sold which was driven by product mix. In addition, increases in sales and marketing and general and administrative expenses such as personnel costs, dispensary expenses, depreciation, interest expense, costs of entering new markets, ramping infrastructure, acquisition and transaction costs, integration costs, and go-forward compliance, all contributed to the offset. Income taxes also increased period over period, due to both gross profit increases and effective tax rate variances.

Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(dollars in thousands)			(dollars in thousands)
Adjusted EBITDA	$98,034	$68,724	43%	$283,702	$178,668	59%

Adjusted EBITDA for the three months ended September 30, 2021 was $98.0 million, an increase of $29.3 million from $68.7 million for the three months ended September 30, 2020. Adjusted EBITDA for the nine months ended September 30, 2021, was $283.7 million, an increase of $105.0 million or 59%, from $178.7 million for the nine months ended September 30, 2020. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Net income and comprehensive income	$18,616	$17,415	$89,574	$59,958
Add impact of:
Interest expense, net	6,145	5,352	20,693	16,566
Provision for income taxes	41,603	25,948	105,254	67,116
Depreciation and amortization	7,728	3,314	19,829	8,612
Depreciation included in cost of goods sold	5,709	2,533	14,396	7,424
EBITDA	79,801	54,562	249,746	159,676
Acquisition and transaction costs	11,114	—	14,335	—
COVID related expenses	503	2,883	6,014	5,957
Share-based compensation and related premiums	4,922	523	6,407	2,208
Inventory step up, fair value	710	—	3,238	—
Integration and transition costs	838	—	2,725	—
Other non-recurring costs	235	—	1,622	—
Other expense (income), net	(89)	10,756	(385)	10,827
Total adjustment	18,233	14,162	33,956	18,992
Adjusted EBITDA	$98,034	$68,724	$283,702	$178,668

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt, and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $213.6 million as of September 30, 2021.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	Nine Months Ended September 30,	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Cash and cash equivalents	$213,574	$146,713
Outstanding debt:
Notes payable	6,000	6,000
Notes payable - related party	12,000	12,011
Private placement notes	130,000	130,000
Operating lease liability	47,921	31,397
Finance lease liability	62,588	38,935
Construction finance liability	$92,021	$82,047

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Net cash provided by operating activities	$75,080	$72,840
Net cash used in investing activities	(237,642)	(90,814)
Net cash provided by financing activities	229,423	119,538
Net increase in cash and cash equivalents	66,861	101,564
Cash and cash equivalents, beginning of period	146,713	91,813
Cash and cash equivalents, end of period	$213,574	$193,377

Cash Flow from Operating Activities

Net cash provided by operating activities was $75.1 million for the nine months ended September 30, 2021, an increase of $2.2 million, compared to $72.8 million net cash provided by operating activities during the nine months ended September 30, 2020. This is primarily due to increased net income offset by increases in net working capital requirements, including inventory, as we ramp the business to support our growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $237.6 million for the nine months ended September 30, 2021, an increase of $146.8 million, compared to the $90.8 million net cash used in investing activities for the nine months ended September 30, 2020. The increase is due to the increase of property and equipment purchases for the construction of additional dispensaries and continued expansion of our cultivation and processing facilities, as well as acquisitions completed during the period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $229.4 million for the nine months ended September 30, 2021, an increase of $109.9 million, compared to the $119.5 million net cash provided by financing activities for the nine months ended September 30, 2020. The increase was primarily due to proceeds from the closing of an underwritten, marketed public offering of 5,750,000 Subordinate Voting Shares resulting in gross proceeds, before deducting underwriting discounts and commissions and offering expenses payable by us, of $227.9 million (after giving effect to the conversion rate on April 7, 2021) as well as proceeds from share warrant exercises and proceeds from construction finance liabilities.

Funding Sources

Promissory Notes

In 2017, we entered into three unsecured promissory notes with a 12% annual interest rate, which was amended in January 2019 to extend the maturity by three years to 2022. The balance of these notes is $4.0 million. On December 17, 2017, we entered into a promissory note with a 12% annual interest rate and a balance of $2.0 million, which will mature December 2021. These notes were paid in the fourth quarter of 2021.

Related Party Promissory Notes

In February 2019, we entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder of Trulieve for $257,337. In March 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins for $158,900. In June 2018, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins for $262,010. In November 2018, the Company entered into two separate 24-month unsecured loans each with an 8% annual interest rate with a former director and shareholder for a total of $474,864. As of the first quarter-ended March 31, 2021, all loans with Benjamin Atkins have matured and been paid in full.

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note is held by Traunch Four, LLC, an entity whose direct and indirect owners include Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, who are each directors of Trulieve, George Hackney, a former director of Trulieve, and certain of Richard May’s family members. The Rivers Note is held by Kim Rivers. Each promissory note has a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were amended in March 2021 to extend the maturity one year to May 2022, all other terms remain unchanged. These notes were paid in the fourth quarter of 2021.

Balance Sheet Exposure

At September 30, 2021 and 2020, the entirety of our balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2020 Form 10-K.

Contractual Obligations

At September 30, 2021, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(dollars in thousands)
Accounts payable and accrued liabilities	$62,769	$—	$—	$—	$62,769
Notes payable	6,000	—	—	—	6,000
Notes payable - related party	12,000	—	—	—	12,000
Private placement notes	—	—	130,000	—	130,000
Operating lease liability	1,991	16,059	15,559	35,893	69,502
Finance lease liability	2,494	23,755	18,464	43,875	88,588
Construction finance liability	12,300	38,963	27,792	164,432	243,487

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

Item 4. Controls and Procedures

a. Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Our management, with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below.

Notwithstanding the material weakness described below, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in "Note 2. Basis of Presentation" under "Revisions of Previously Issued Financial Statements" during the quarter ended September 30, 2021, management identified errors in the accounting for leases, asset acquisitions, and classification of assets. Management reviewed these errors identifying the root cause due to the control environment component of internal control as the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. During 2021, even though a material misstatement was not identified in the Company’s financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in the overall control environment, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weakness in internal control over financial reporting as outlined below.

•
Added additional positions including Chief Accounting Officer (“CAO”), Director of Financial Reporting, Assistant Controller, Director of Shared Services, Northeast Controller, and Tax Director to provide enhanced oversight and technical experience in certain areas important to financial reporting.
•
Engaged third party experts to assist management in assessing current processes and designing improved processes and controls for the consolidated Company.
•
Added a Chief Technology Officer (“CTO) to enhance the information technology environment including automation of processes and controls and finalization of an ongoing SAP implementation.
•
Reviewed business processes surrounding leases, acquisitions, and other complex financial reporting areas to identify and implement enhanced procedures related to internal controls.

Initial remediation efforts have been executed by the CAO, Director of Financial Reporting, and Assistant Controller with the implementation of control enhancements over internal controls over financial reporting.

These enhancements are targeted at strengthening the Company’s internal control over financial reporting and remediating the material weakness. We remain committed to an effective internal control environment and management believes that these actions and the improvements management expects to achieve as a result, will effectively remediate the material weakness. However, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of filing this Form 10-Q, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively.

b. Changes in Internal Control Over Financial Reporting

Except for the material weakness and the remediation efforts described above, no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter under review, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” Except as set forth below, there have been no material changes from such risk factors during the quarter ended September 30, 2021. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2020 or herein actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we are working to remediate any material weakness or significant deficiencies in our internal controls over financial reporting, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results or prevent fraud, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price.

We have historically had a small internal accounting and finance staff. This lack of adequate accounting resources has resulted in the identification of a material weakness in our internal controls over financial reporting. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As disclosed in this Form 10-Q for the quarter ended September 30, 2021, our management team identified errors in the accounting for leases and asset acquisitions. Management reviewed these errors identifying the root cause due to the control environment component of internal control as the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. During 2021, even though a material misstatement was not identified in the Company’s financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

We have taken actions toward the remediation of the material weakness in our internal control over financial reporting including: adding additional positions including Chief Accounting Officer, Director of Financial Reporting, Assistant Controller, Director of Shared Services, Northeast Controller, and Tax Director to provide enhanced oversight and technical experience in certain areas important to financial reporting; engaging third party experts to assist management in assessing current processes and designing improved processes and controls for the consolidated Company; adding a Chief Technology Officer to enhance the information technology environment including automation of processes and controls and finalization of an ongoing SAP implementation; and reviewing business processes surrounding leases, acquisitions, and other complex financial reporting areas to identify and being the implementation of enhanced procedures related to internal controls. Nonetheless, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of this quarterly report, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. We plan to continue to take additional steps to remediate the material weakness and improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weakness described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

Trulieve and Harvest may not integrate successfully.

Trulieve and Harvest intend to integrate their operations. However, operational and strategic decisions and staffing decisions are ongoing. The closing of the acquisition presents challenges to management, including the integration of management structures, operations, information technology and accounting systems and personnel of the two companies, and special risks, including possible unanticipated liabilities, unanticipated costs, diversion of management’s attention and the loss of key employees or customers. The ability to realize the benefits of the Harvest acquisition may depend in part on successfully consolidating functions and integrating operations, procedures and personnel in a timely and efficient manner, as well as on Trulieve’s ability to realize the anticipated growth opportunities and synergies, efficiencies and cost savings from integrating Trulieve’s and Harvest’s businesses. The performance of the combined company could be adversely affected if the combined company cannot retain key employees to assist in the ongoing operations. As a result of these factors, it is possible that the cost reductions and synergies expected will not be realized. The difficulties that management encounters in the transition and integration processes could have an adverse effect on the revenues, level of expenses and operating results of the combined company. The amount and timing of the synergies the parties hope to realize may not occur as planned. As a result of these factors, it is possible that any anticipated benefits from the Harvest acquisition will not be realized.

Other than publicly-available information, Trulieve has relied on information made available by Harvest.

Other than publicly-available information, all historical information relating to Harvest in our public filings to date has been provided in exclusive reliance on the information made available by Harvest and its representatives. Although Trulieve has no reason to doubt the accuracy or completeness of the information provided by Harvest, any inaccuracy or omission in such information contained in our public filings could result in unanticipated liabilities or expenses, increase the cost of integrating Harvest into Trulieve’s existing business or adversely affect the operational plans of Trulieve and its result of operations and financial condition and may negatively affect the price of Trulieve’ Subordinate Voting Shares.

Disparate state-by-state regulatory landscapes and the constraints related to holding cannabis licenses in various states results in operational and legal structures for realizing the benefit from cannabis licenses that could result in materially detrimental consequences to us.

We realize, and will continue to realize, the benefits from cannabis licenses pursuant to a number of different structures, depending on the regulatory requirements from state-to-state, including, following the Harvest acquisition, realizing the economic benefit of cannabis licenses through management agreements and other commercial arrangements. Such agreements are often required to comply with applicable laws and regulations or are in response to perceived risks that we determine warrant such arrangements.

The foregoing structures present various risks to us and our subsidiaries including, but not limited to, the following risks, each of which could have a material adverse effect on our business, financial condition and results of operations:

•
A governmental body or regulatory entity may determine that these structures are in violation of a legal or regulatory requirement or change such legal or regulatory requirements such that a commercial arrangement or management agreement structure violates such requirements (where it had not in the past). We will not be able to provide any assurance that a license application submitted by a third party will be accepted, especially if the management and operation of the license is dependent on a commercial arrangement or management agreement structure.
•
There could be a material and adverse impact on the revenue stream we intend to receive from or on account of cannabis licenses (as we will not be the license holder, and therefore any economic benefit is received pursuant to a contractual arrangement). If a commercial arrangement or management agreement is terminated, we will no longer receive any economic benefit from the applicable dispensary and/or cultivation license.

•
These structures could potentially result in the funds invested by us being used for unintended purposes, such as to fund litigation.
•
If a management agreement or commercial arrangement structure is in place, we will not be the license holder of the applicable state-issued cannabis license, and therefore, only have contractual rights in respect of any interest in any such license. If the license holder fails to adhere to its contractual agreement with us, or if the license holder makes, or omits to make, decisions in respect of the license that we disagree with, we will only have contractual recourse and will not have recourse to any regulatory authority.
•
The license holder may renege on its obligation to pay fees and other compensation pursuant to a commercial arrangement or management agreement or violate other provisions of these agreements.
•
The license holder’s acts or omissions may violate the requirements applicable to it pursuant to the applicable dispensary and/or cultivation license, thus jeopardizing the status and economic value of the license holder (and, by extension, of our business).
•
In the case of a management agreement, the license holder may terminate the agreement if any loan owing to us is paid back in full and the license holder is able to pay a break fee.
•
In the case of a commercial arrangement, the license holder is a generally an employee or officer of Harvest or one of its subsidiaries (or an affiliate or associate of such individual or individuals); however, in a typical management agreement structure, the license is owned by a party or parties unrelated to Harvest or any of its subsidiaries.
•
The license holder may attempt to terminate the commercial arrangement or management agreement in violation of its express terms.

In any or all of the above situations, it would be difficult and expensive for us to protect our rights through litigation, arbitration, or similar proceedings.

We operate in a highly regulated sector and may not always succeed in complying fully with applicable regulatory requirements in all jurisdictions where we carry on business including the jurisdictions in which Harvest, our newly acquired subsidiary, does business.

Our business and activities are heavily regulated in all jurisdictions where we carry on business. Our operations are subject to various laws, regulations and guidelines by state and local governmental authorities relating to the manufacture, marketing, management, transportation, storage, sale, pricing and disposal of cannabis and cannabis oil, and also including laws and regulations relating to health and safety, insurance coverage, the conduct of operations and the protection of the environment. Laws and regulations, applied generally, grant government agencies and self-regulatory bodies broad administrative discretion over our activities, including the power to limit or restrict business activities as well as impose additional disclosure requirements on our products and services. Achievement of our business objectives is contingent, in part, upon compliance with regulatory requirements enacted by these governmental authorities and obtaining all necessary regulatory approvals for the manufacture, production, storage, transportation, sale, import and export, as applicable, of our products. The commercial cannabis industry is still a new industry at the state and local level. The effect of relevant governmental authorities’ administration, application and enforcement of their respective regulatory regimes and delays in obtaining, or failure to obtain, applicable regulatory approvals which may be required may significantly delay or impact the development of markets, products and sales initiatives and could have a material adverse effect on our business, prospects, revenue, results of operation and financial condition.

While we endeavor to comply with all relevant laws, regulations and guidelines and, to our knowledge, we are in compliance or are in the process of being assessed for compliance with all such laws, regulations and guidelines, any failure to comply with the regulatory requirements applicable to our operations may lead to possible sanctions including the revocation or imposition of additional conditions on licenses to operate our business; the suspension or expulsion from a particular market or jurisdiction or of our key personnel; the imposition of additional or more stringent inspection, testing and reporting requirements; and the imposition of fines and censures. In addition, changes in regulations, more vigorous enforcement thereof or other unanticipated events could require extensive changes to our operations, increase compliance costs or give rise to material liabilities and/or revocation of our licenses and other permits, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, governmental authorities may change their administration, application or enforcement procedures at any time, which may adversely impact our ongoing costs relating to regulatory compliance.

We may be subject to constraints on and differences in marketing our products under varying state laws, including the laws of the states in which Harvest, our recently acquired subsidiary operates.

There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

Our subsidiaries, including Harvest, may not be able to obtain or maintain necessary permits and authorizations.

Our subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, our subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on a subsidiary’s ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations.

We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents, including the employees, contractors, consultants and agents of Harvest, our recently acquired subsidiary, which may subject us to investigations and actions.

We will be exposed to the risk that any of their employees, independent contractors and consultants may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates, (i) government regulations, (ii) manufacturing standards, (iii) federal and provincial healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may encounter increasingly strict environmental regulation in connection with our operations and the associated permitting, which may increase the expenses for cannabis production or subject us to enforcement actions by regulatory authorities.

Our operations are subject to environmental regulation in the various jurisdictions in which they operate. These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Environmental legislation is evolving in a manner which will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. There is no assurance that future changes in environmental regulation, if any, will not have a material adverse effect on our business, financial condition or results of operations.

Government approvals and permits are currently, and may in the future be, required in connection with our operations. To the extent such approvals are required and not obtained, we may be curtailed or prohibited from our proposed production of cannabis or from proceeding with the development of our operations as currently proposed.

Failure to comply with applicable laws, regulations and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. The subsidiaries may be required to compensate those suffering loss or damage by reason of their operations and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations.

Amendments to current laws, regulations and permits governing the production of cannabis, or more stringent implementation thereof, could cause increases in expenses, capital expenditures or production costs or reduction in levels of production or require abandonment or delays in development, and could have a material adverse effect on our business, financial condition or results of operations.

We may be required to disclose personal information to government or regulatory entities in the jurisdictions in which we do business, including the government and regulatory agencies in the jurisdictions in which Harvest, our recently acquired subsidiary, does business.

We own, manage, or provide services to various U.S. state licensed cannabis operations. Acquiring even a minimal and/or indirect interest in a U.S. state-licensed cannabis business can trigger requirements to disclose investors’ personal information. While these requirements vary by jurisdiction, some require interest holders to apply for regulatory approval and to provide tax returns, compensation agreements, fingerprints for background checks, criminal history records and other documents and information. Some states require disclosures of directors, officers and holders of more than a certain percentage of equity of the applicant. While certain states include exceptions for investments in publicly traded entities, not all states do so, and some such exceptions are confined to companies traded on a U.S. securities exchange. If these regulations were to extend to us, investors would be required to comply with such regulations, or face the possibility that the relevant cannabis license could be revoked or cancelled by the state licensing authority.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description

3.1

Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252052) filed with the SEC on January 12, 2021)

4.1

Supplemental Indenture dated October 6, 2021 by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K (File No. 000-56248) filed with the SEC on October 8, 2021)

10.1

Restricted Share Unit Award Agreement dated as of September 15, 2021 by and between Trulieve Cannabis Corp. and Kim Rivers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-56248) filed with the SEC on September 17, 2021)

10.2

Restricted Share Unit Award Agreement dated as of September 15, 2021 by and between Trulieve Cannabis Corp. and Jason Pernell (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 000-56248) filed with the SEC on September 17, 2021)

10.3

Executive Employment Agreement dated September 29, 2021 by and between Trulieve Cannabis Corp. and Kim Rivers (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 000-56248) filed with the SEC on September 30, 2021)

10.4

Executive Employment Agreement dated September 29, 2021 by and between Trulieve Cannabis Corp. and Alex D’Amico (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 000-56248) filed with the SEC on September 30, 2021)

10.5

Executive Employment Agreement dated September 29, 2021 by and between Trulieve Cannabis Corp. and Eric Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 000-56248) filed with the SEC on September 30, 2021)

10.6

Executive Employment Agreement dated September 29, 2021 by and between Trulieve Cannabis Corp. and Rebecca Young (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 000-56248) filed with the SEC on September 30, 2021)

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

TRULIEVE CANNABIS CORP.

Date: November 15, 2021	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer
(Principal Financial Officer)

Date: November 15, 2021	By:	/s/ Rebecca Young
Rebecca Young Chief Accounting Officer
(Principal Accounting Officer)