Form 10-K
period 2021-12-31
Trulieve Cannabis Corp.
filed 2022-03-30
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $2,845,823,537

As of March 23, 2022, there were 134,966,243 Subordinate Voting Shares, 49,217,899 Multiple Voting Shares (on an as converted basis) and zero Super Voting Shares (on an as converted basis) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”). The 2022 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2021, the end of the registrant’s fiscal year.

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

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Trulieve” refer to Trulieve Cannabis Corp. together with its wholly-owned subsidiaries.

Currency

Unless otherwise indicated, all references to “$” or “US$” in this document refer to United States dollars, and all references to “C$” refer to Canadian dollars.

PART I

Item 1. Business.

Overview

Trulieve Cannabis Corp. is a reporting issuer in the United States and Canada. The Company’s Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “TRUL” and are also traded in the United States on the OTCQX Best Market (“OTCQX”) under the symbol “TCNNF”.

Trulieve is a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in ten states and has received notice of intent to award a license in an eleventh state. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona and Pennsylvania. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the major markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only Arizona, California, Colorado, Connecticut, Massachusetts, and Nevada have adopted legislation permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered into managed service agreements in the states in which they operate. As of March 16, 2022, we operated 162 dispensaries, with 113 dispensaries in Florida, 19 affiliated dispensaries in Pennsylvania, 17 dispensaries in Arizona, five dispensaries in California, three dispensaries in Maryland, two dispensaries in Massachusetts, two dispensaries in West Virginia and one dispensary in Connecticut, and we operated cultivation and processing facilities in Arizona, Colorado, Florida, Maryland, Massachusetts, Nevada, Pennsylvania, and West Virginia. As of December 31, 2021, we employed over 9,000 people and we are committed to providing patients and adult consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations.

Our business and operations center around the Trulieve brand philosophy of “Customers First” which permeates our culture beginning with high- quality and efficient cultivation and manufacturing practices, focus on the consumer experience at Trulieve branded and affiliated retail locations, at our in-house call center and where available at customer residences through a robust home delivery program. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain which mitigates third-party risks and allows us to completely control product quality and brand experience. We believe that this is contributive to high customer retention and brand loyalty. We successfully operate our core business functions of cultivation, production and distribution at scale, and are skilled at rapidly increasing capacity without any interruption to existing operations.

Trulieve has identified five regional geographic hubs in the U.S. and has established cannabis operations in three of the five hubs: Southeast, Northeast, and Southwest. In each of our three regional hubs we have market leading positions in cornerstone states and additional operations and assets in other state markets. Our hubs are managed by national and regional management teams supported by our corporate headquarters in Florida.

Southeast Hub

Our southeast hub operations are anchored by our cornerstone market of Florida. Trulieve was the first licensed operator in the medical market in Florida with initial sales in 2016. Publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve has the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state as of December 31, 2021. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery.

In accordance with Florida law, Trulieve grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures. In furtherance of our customer-first focus, we have developed a suite of Trulieve branded products, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives customers the ability to select the product that consistently delivers the desired effect and in their preferred method of delivery. These products are delivered to customers statewide in Trulieve-branded retail stores and by home delivery.

In Georgia, Trulieve received a Notice of Intent to award a Class 1 Production License from the Georgia Access to Medical Cannabis Commission in July 2021. The Notice of Intent to award is a notice of the Georgia Access to Medical Cannabis Commission’s expected contract award to Trulieve GA pending resolution of a protest process. If the contract is awarded, Trulieve GA will hold one of two Class 1 Production Licenses in the state and will be permitted to cultivate cannabis for the manufacture of low tetrahydrocannabinol, or THC oil.

Northeast Hub

Our northeast hub operations are anchored by our cornerstone market of Pennsylvania.

We conduct cultivation, processing, and retail operations through its direct and indirect subsidiaries with permits for retail operations and grower/processor operations in Pennsylvania. These subsidiaries operate cultivation and processing facilities in McKeesport, Reading, and Carmichael, Pennsylvania to support our affiliated network of retail dispensaries and wholesale distribution network across the state.

We operate three medical dispensaries and conducts wholesale sales supported by cultivation and processing in Hancock, Maryland.

We operate two retail dispensaries in Massachusetts, serving medical patients and adult use customers in Northampton and adult use customers in Worcester. Our retail operations are supported by cultivation and manufacturing operations in Holyoke. We commenced wholesale sales in September 2021. Trulieve was the first to offer sales of clones supporting home grow for residents in the Massachusetts market in August 2021.

We operate a medical cannabis dispensary located in Bristol, Connecticut. Under Connecticut’s adult-use cannabis legislation, which was enacted July 1, 2021, Trulieve can seek regulatory approval to expand sales at this dispensary to include adult use sales.

We operate two medical dispensaries in Morgantown and Weston, West Virginia, supported by cultivation and processing operations in Huntington, West Virginia. Trulieve has been awarded and has acquired permits to operate up to a total of nine dispensaries in West Virginia.

Southwest Hub

Our southwest hub operations are anchored by our cornerstone market of Arizona. In Arizona, Trulieve holds a market-leading position, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products, as well as offering wholesale across the state. We also serve medical and adult use customers in California. Trulieve conducts wholesale operations in Nevada and Colorado, serving the medical and adult use markets in each state.

Cultivation and Processing Capacity

Trulieve produces high quality cannabis flower for direct consumption and uses a variety of processes to transform this high-quality biomass into the extensive portfolio of products sold in our stores and in our wholesale channels. Our prominence in our cornerstone market of Florida demonstrates the quality and affordability of the product we produce at scale. With a focus on replicable, scalable operations, we have detailed design standards, standard operating procedures, and training protocols that are employed across cultivation sites to achieve a high level of consistency and quality.

In our cornerstone market of Florida, Trulieve cultivates, processes, and manufactures all cannabis products sold in our Florida dispensaries. In other markets including Arizona, Maryland, Massachusetts, Pennsylvania, and West Virginia, we have achieved varying percentages of vertical integration with cultivation and processing operations to support our retail and wholesale businesses. Trulieve invests in a large number of in-house quality personnel as well as testing laboratories, both of which allow us to control quality in all aspects of our business while operating at scale.

We utilize various extraction techniques including super critical ethanol extraction, carbon dioxide extraction, hydrocarbon extraction, and mechanical separation. We have invested in light hydrocarbon extraction processes, allowing for concentrates that preserve the natural ratios of cannabinoids, terpenes, and other target compounds to better replicate the flower experience. Light hydrocarbon extraction also offers the benefit of greater extraction yields in many cases. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals and vapes featuring cannabinoids and a hemp-derived product line sold in Colorado.

Marketing and Community Outreach

Trulieve’s marketing strategies are developed to maximize the unique opportunities of the markets in which we operate. In medical markets, our marketing efforts are centered around education and outreach for physicians and medical patients. Our educational materials are designed to help physicians understand cannabinoid science, the high standards pursuant to which our plants are cultivated, the processes required for regulatory compliance, and how our products provide relief for their patients. Our dedicated physician education team delivers in-person outreach to hundreds of physicians each month as well as immediate phone support through a dedicated physician education team member in our call center. Patients primarily learn about us through their physicians, patient-centric community events, and digital marketing. We participate in dozens of outreach and community events on a monthly basis. An engaged audience is captured through our digital content marketing and via multiple popular social media platforms.

In adult use markets, our marketing efforts drive awareness of the Trulieve brand as well as our branded product portfolio directly to the end customer. Our marketing towards customers who are more familiar with cannabis products requires different strategies that inspire, tap into relevant cultural moments in their lives, build community as well as educate on our products’ uniqueness versus our competitors.

A core element of our strategy centers around the distribution of branded products through our retail locations and wholesale channels. We strive to set a high standard for excellence and deliver excellent customer experiences in our retail locations. We have developed and acquired a portfolio of our own branded retail products that we cultivate, manufacture and distribute in our regional hubs. Trulieve brands include premium tier brands Avenue, Cultivar Collection, and Muse; mid-tier brands Modern Flower, Alchemy, Momenta, and Sweet Talk, and value tier brands Co2lors, Loveli, and Roll One. We have a dedicated research and development team focused on product development and technological innovation. Our R&D team evaluates new technologies and performs rigorous testing prior to recommending new products for introduction into production. The team monitors developments in the fast-paced cannabis industry and adjacent industries to help us remain competitive.

We have also developed relationships with brand partners that allow for the sale of partner branded products in select markets and retail locations. Brand partnerships include arrangements with Bellamy Brothers, Bhang, Binske, Black Tuna, Blue River, Connected, El Blunto, Love’s Oven, Moxie, SLANG, and Sunshine Cannabis.

It is our goal to generate brand loyalty by providing customers with industry-leading branded products and superior service in an appealing, approachable setting. We accomplish this goal through several key strategies: training; branded store experiences; brand awareness; multiple channels of distribution; our loyalty program and 360 brand activation that builds community across platforms.

Customer experience is an area of significant focus for Trulieve. We employ and continuously improve numerous training programs and methods to provide our front-line workers with the resources and information they need to provide customers with an excellent experience across all Trulieve locations. We offer specialized management training so there is daily reinforcement of customer experience best practices.

As part of our customer centric approach, in select markets we offer various purchase options, including phone ordering, online ordering, home delivery, and in store.

Our Truliever loyalty program provides customers the ability to earn points for dollars spent and receive discounts when their points exceed specified thresholds. Trulievers are also the first to be informed about special discounts or limited product releases and they are invited to exclusive promotions and events. We understand each consumer has unique communication preferences and capabilities. As such, we engage with customers and physicians through a variety of methods including email, text, social media and online chat. In all markets, we engage with various communities who may benefit, such as veterans, seniors, organizations that serve qualifying populations, and various health and wellness groups. Search engine optimization of our website also captures potential customers researching the benefits of medical marijuana, which offers another pathway to informative materials about therapeutic uses of cannabis, our products and how to legally access them.

Recent Developments

Harvest Acquisition

On May 10, 2021, the Company entered into an Arrangement Agreement (the “Arrangement Agreement”) with Harvest Health & Recreation Inc., a British Columbia corporation (“Harvest”), pursuant to which the Company agreed to acquire all of the issued and outstanding equity securities of Harvest (the “Arrangement”). On October 1, 2021 (the “Closing Date”), the Company completed its acquisition of Harvest pursuant to the Arrangement Agreement. On the Closing Date, the Company acquired all of the issued and outstanding subordinate voting shares, multiple voting shares and super voting shares (collectively the “Harvest Shares”) of Harvest. Pursuant to the terms of the Arrangement Agreement, holders of Harvest Shares received 0.1170 of a Subordinate Voting Share of the Company for each Harvest Share held. In total, the Company issued an aggregate of 50,921,236 Trulieve Shares, representing total consideration of approximately $1.4 billion based on the closing price of Trulieve’s Subordinate Voting Shares on September 30, 2021.

Prior to the acquisition, Harvest was one of the largest multi-state vertically integrated operators in the cannabis industry in the United States operating from “seed to sale.” Harvest is one of the largest operators in the state of Arizona, which is one of the largest medical and recreational cannabis markets in the country and one of the oldest regulated cannabis markets in the world. Harvest operates facilities or provides services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada and Pennsylvania. In addition, Harvest owns CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals, vapes and gems featuring cannabinoids and a hemp-derived product line sold in Colorado. We expect the Harvest acquisition will have a significant impact on our results of operations and financial condition as of and for the fourth quarter ending December 31, 2021 and in future periods as we integrate Harvest’s business with our existing operations.

Other Developments

On December 24, 2021, the Board of Directors of the Company appointed Steve White as President of the Company.

On October 6, 2021, the Company closed its previously announced private placement of 8% Senior Secured Notes (the “2026 Notes”) for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The 2026 Notes were issued at 100% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes will mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the indenture. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest, and intends to use the remaining portion of the net proceeds for capital expenditures and other general corporate purposes. On January 28, 2022, we closed a second tranche of our Notes totaling $75 million.

On September 29, 2021, the Board of Directors of the Company appointed Rebecca Young as Vice President and Chief Accounting Officer (and principal accounting officer) of the Company.

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

On April 12, 2021, we announced the closing of an underwritten, marketed public offering of 5,750,000 Subordinate Voting Shares at a public offering price of C$50.00 per share ($39.63 per share after giving effect to the conversion rate published by Bloomberg at 4:30pm ET on April 7, 2021 to convert Canadian dollars to U.S. dollars). The gross proceeds from the offering, before deducting underwriting discounts and commissions and offering expenses payable by us, were C$287.5 million (or $228.5 million after giving effect to the conversion rate denoted above). The net proceeds from the offering were approximately $217.9 million.

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

On September 21, 2018, Trulieve Cannabis Corp. completed the Transaction and acquired all of the securities of Trulieve US (as defined below) by way of a plan of merger. Pursuant to the Transaction, a wholly-owned subsidiary of Trulieve Cannabis Corp. created to effect the Transaction merged with and into Trulieve US and Trulieve US became a wholly-owned subsidiary of Trulieve Cannabis Corp. In addition and in connection with the Transaction, 10,927,500 issued and outstanding subscription receipts of Trulieve US were exchanged for 10,927,500 Subordinate Voting Shares (3,573,450 of which Subordinate Voting Shares were immediately converted into 35,734.50 Multiple Voting Shares), 548,446 broker warrants of Trulieve US were exchanged for 548,446 broker warrants to purchase Subordinate Voting Shares at an exercise price of C$6.00, and 8,784,872 compensation warrants of Trulieve US were exchanged for 8,784,872 compensation warrants to purchase Subordinate Voting Shares at an exercise price of C$6.00. As a result of the Transaction, Trulieve Cannabis Corp. met the CSE listing requirements and the Subordinate Voting Shares commenced trading on the CSE under the symbol “TRUL” on September 25, 2018.

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

Competitive Conditions and Position

The markets in which we operate are highly competitive markets with relatively high barriers to entry given the licensed nature of the cannabis industry. See “—Regulatory Overview” below for additional information regarding the impact of regulation on our business. Trulieve competes directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. markets.

The vast majority of both manufacturing and retail competitors in our markets consist of localized or regional businesses with operations in a single state market. Other multi-state cannabis operators compete directly in several of our operating markets. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter those markets through acquisitions are also part of the competitive landscape. Similarly, as we execute on our regional hub strategy and expand across the U.S., operators in our future state markets will inevitably become direct competitors. Increased competition by larger and better financed competitors could materially affect our business, financial condition and results of operations.

We face additional competition from new entrants. If the number of consumers of medical and adult use cannabis in our markets increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. We expect to continue to invest in several areas, including product development and innovation, marketing and branding, sales and distribution and customer service and retention. Trulieve may not have sufficient resources to maintain investments on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations.

See Item 1A—“Risk Factors” with respect to competition.

Key Business Objectives

Trulieve will continue to focus on achieving our vision and mission to be a leading customer-focused cannabis brand in the U.S., with depth in select markets with favorable attributes relative to our strategic vision. We aim to provide the highest level of cannabis products and customer experience through authentic and reciprocal relationships.

Our strategic priorities include the following:

• Developing exceptional customer experiences and building brand loyalty through:

▪
Providing superb service, expedient transactions, frictionless returns; and
▪
Innovating across product and consumer categories

• Continuing to execute on our hub strategy by:

▪
Building additional scale and depth in our cornerstone markets of Arizona, Florida, and Pennsylvania;
▪
Expanding operations as appropriate in new and existing markets; and
▪
Pursuing organic license awards and strategic acquisition opportunities

• Distributing branded products through branded retail locations and wholesale network by:

▪
Expanding distribution of branded products through branded retail locations;
▪
Converting acquired, affiliated, and/or operated retail locations to Trulieve branded retail; and
▪
Developing and expanding wholesale channels with initial emphasis on Arizona, Massachusetts, Maryland, and Pennsylvania markets

• Focusing on profitable growth and prudent capital allocation.

Trulieve Leases

We own or lease our facility locations including cultivation, processing, retail and corporate office locations. We do not have any one lease representing over 10% of our consolidated leasing costs and, as a result, do not consider any of our leases to be material. In Florida, we have 111 operational dispensaries, of which 109 are leased, and we have fourteen cultivation, manufacturing and distribution facilities, of which six are leased. In Arizona, we have seventeen operational dispensaries, of which thirteen are leased. In

California, we have five operational dispensaries, of which three are leased. We have a single operational manufacturing facility in Colorado that is leased. We have one operational dispensary in Connecticut that is leased. In Georgia, we own land that is in the process of being developed into a cultivation facility. In Massachusetts, we operate two operational dispensaries, both of which are leased, and operate two separate cultivation properties, one of which is leased. We have three operational dispensaries in Maryland, of which two are leased, and we also operate a cultivation, manufacturing and distribution facility on adjacent leased properties. In Nevada, we lease a single cultivation, distribution and manufacturing facility. In Pennsylvania, there are eighteen operational affiliated dispensaries, seventeen of which are leased, and there are three affiliated cultivation and manufacturing facilities, of which a portion of one is leased. In West Virginia, we have two dispensaries and a cultivation facility that are leased and we own real property where additional cultivation operations are being be developed.

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

Supply Chain

We have varying degrees of vertical operations in the markets in which we operate. In the Florida market, our operations are fully vertically integrated as required by state regulations. In other markets we may operate within one or more segment of the cannabis value chain. In the normal course of our business we purchase input materials and components that we utilize in the cultivation, processing, manufacture and distribution of our products. No individual suppliers represent a significant portion of our purchases or represent a material risk to our operations.

Brand Recognition and Intellectual Property

We have built brand recognition throughout our markets. One of our key business objectives is to build brand equity in the Trulieve brand name through our branded retail stores and interactions with our customers. We intend to rebrand acquired and affiliated locations over time as part of our plan to expand our branded retail reach. Trulieve maintains a consistent approach to the design of its retail stores and endeavors to create a uniform experience for its customers.

We regularly seek to protect our intellectual property rights in connection with our operating names and our brand names. The U.S. trademark statute, The Lanham Act, allows for the protection of trademarks and service marks on products and services used, or intended for use, lawfully. Because cannabis-related products and services remain illegal at the federal level under the Controlled Substances Act, we are not able to fully protect our intellectual property at the federal level; therefore, we currently seek trademark protections at the state level where commercially feasible. Nonetheless, our success depends upon other areas of our business such as product development and design, production and marketing and not exclusively upon trademarks and trade secrets.

We have developed proprietary cultivation techniques. We have also developed certain proprietary intellectual property for production best practices, procedures and methods. This requires specialized skills in cultivation, extraction and refining.

We rely on non-disclosure/confidentiality agreements to protect our intellectual property rights. Where commercially feasible, we will proactively seek intellectual property protection for newly developed brands as well as for expansion of existing brands across current markets and into new markets. We own several website domains numerous, social media accounts across all major platforms and various phone and web application platforms.

Year-Round Business

Our business operates year-round. Operations and sales trends in select markets where we operate do follow seasonal trends with various times of the year providing an opportunity for outdoor cultivation, seasonal impacts on sales in summer and winter months in markets in the Southwest and Northeast and promotional activity increases around specific industry and holiday events.

Diversity, Inclusion & Equity (DE&I)

We are committed to contributing positively to the legal cannabis industry. As a business that produces and distributes a product that many people– especially people of color – were arrested and incarcerated for in the past, we recognize the supreme importance of promoting diversity, equity, and inclusion in the cannabis industry. As such, we have hired a Director of DE&I and continue to support a DE&I Committee comprised of executives, senior management, and employees throughout the Company. The DE&I Committee is charged with implementing and recording the efficacy of our efforts to recruit and develop diverse talent, implement company-wide diversity and cultural competency training, increase supplier diversity, engage in social justice initiatives and more.

Environmental, Social, and Governance (ESG)

As a purpose-driven company, ESG is integral to our growth and corporate achievements. Our commitment to ESG makes us better planners, cultivators, and retailers, supports transparency and strong governance, contributes to improved safety and environmental performance, and strengthens our connection with local communities. We have established governance policies and management systems, such as our SAP system implemented last year, to codify our responsibilities and help manage risk across the company. We also implemented other measures including environmental safeguards at our cultivation facilities, recycling initiatives, and safety training for security personnel at our dispensaries.

Regulatory Overview

Below is a discussion of the federal and state-level U.S. regulatory regimes in those jurisdictions where we are currently directly involved, through our subsidiaries, in the cannabis industry.

Federal Regulation of Cannabis in the United States

The United States federal government regulates drugs in large part through the Controlled Substances Act or CSA. Marijuana, which refers to certain parts and derivatives of the cannabis plant, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis having a concentration of tetrahydrocannabinol, or THC, greater than 0.3% is marijuana. Cannabis with a THC content below 0.3% is classified as hemp. The scheduling of marijuana as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for marijuana by physicians, researchers, customers, and others. Moreover, as of December 31, 2021, and despite the conflict with U.S. federal law, at least 36 states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto Rico, and the U.S. Virgin Islands have legalized marijuana for medical use. Eighteen of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult use of cannabis for recreational purposes. In November 2020, voters in Arizona, Montana, New Jersey, and South Dakota voted by referendum to legalize marijuana for adult use, and voters in Mississippi and South Dakota voted to legalize marijuana for medical use, although South Dakota’s adult-use measure has been declared unconstitutional by the State Supreme Court. In 2021, the states of Connecticut, New Mexico, New York, and Virginia enacted laws legalizing the adult use of cannabis.

Marijuana is largely regulated at the state level in the United States. State laws regulating marijuana conflict with the CSA, making marijuana use and possession federally illegal. Although certain states and territories of the United States authorize medical or adult-use marijuana production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia is illegal. Although our activities are compliant with the applicable state and local laws in those states where we maintain such licenses, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

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

The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding marijuana in all states and quickly set a standard with which marijuana-related businesses would comply. The Cole Memorandum put forth eight prosecution priorities:

1. Preventing the distribution of marijuana to minors;

2. Preventing revenue from the sale of marijuana from going to criminal enterprises, gangs, and cartels;

3. Preventing the diversion of marijuana from states where it is legal under state law in some form to other states;\

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

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and other Department of Justice memorandums providing prosecutorial guidance on state and tribally authorized medical and adult-use cannabis activities and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well- established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice, under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. During his Senate confirmation, Merrick Garland told Senator Cory Booker (D-NJ), “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.” Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. Substantial uncertainty regarding United States federal enforcement remains. To date, there have been no new federal cannabis memorandums issued by the Biden Administration or any published change in federal enforcement policy.

Nonetheless, there is no guarantee that state laws legalizing and regulating the sale and use of marijuana will not be repealed or overturned or that local government authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the United States Congress amends the CSA with respect to marijuana (and as to the timing or scope of any such potential amendments, there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, as had been established by the Cole Memorandum, enforcement priorities are determined by respective United States Attorneys.

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

2. Ensure that our cannabis-related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

3. Implement policies and procedures to prevent the distribution of our cannabis products to minors;

4. Implement policies and procedures in place to avoid the distribution of the proceeds from our operations to criminal enterprises, gangs, or cartels;

5. Implement an inventory tracking system and necessary procedures to reliably track inventory and prevent the diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law or across any state lines in general;

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

In addition, we frequently conduct background checks to confirm that the principals and management of our operating subsidiaries are of good character and have not been involved with other illegal drugs, engaged in illegal activity or activities involving violence, or the use of firearms in the cultivation, manufacturing, or distribution of cannabis. We also conduct ongoing reviews of the activities of our cannabis businesses, the premises on which they operate, and the policies and procedures related to the possession of cannabis or cannabis products outside of the licensed premises.

Moreover, in recent years, certain temporary federal legislative enactments that protect the medical marijuana and hemp industries have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump, and, most recently, President Biden. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider originally known as the “Rohrbacher-Farr” Amendment after its original lead sponsors is now known as the “Joyce” Amendment after its current sponsor. Originally, a Republican-controlled House and Democratic-controlled Senate passed the Rohrbacher-Farr Amendment. The bill was “a bipartisan appropriations measure that looks to prohibit the DEA from spending funds to arrest state-licensed medical marijuana patients and providers.” Subsequently, the rider t has been included in multiple budgets passed by successive Congresses controlled by both major political parties. Most recently, on February 18, 2022, the Amendment was renewed through the signing of an additional stopgap spending bill, H.R.6617 - Further Additional Extending Government Funding Act, effective through March 11, 2022. While the Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

Notably, Joyce Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

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

Because marijuana remains illegal under United States federal law, those investing in Canadian companies with operations in the United States cannabis industry could face detention, denial of entry, or lifetime bans from the United States for their business associations with United States marijuana businesses. Entry happens at the sole discretion of CBP officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-US citizen or foreign national. The government of Canada has started warning travelers that previous use of marijuana, or any substance prohibited by United States federal laws, could mean denial of entry to the United States. Business or financial involvement in the marijuana industry in the United States could also be reason enough for CBP to deny entry. On September 21, 2018, CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of United States laws regarding controlled substances and because marijuana continues to be a controlled substance under United States law, working in or facilitating the proliferation of the legal marijuana industry in U.S. states where it is deemed legal may affect admissibility to the United States. As a result, CBP has affirmed that employees, directors, officers, managers, and investors of companies involved in business activities related to marijuana in the United States (such as Trulieve), who are not United States citizens, face the risk of being barred from entry into the United States.

Anti-Money Laundering Laws and Access to Banking

The Company is subject to a variety of laws and regulations in the United States that involve anti-money laundering, financial recordkeeping, and the proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (referred to herein as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA PATRIOT Act), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

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

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical or adult-use marijuana, The U.S. Department of the Treasury Financial Crimes Enforcement Network “FinCEN” issued guidance in 2014 and was not rescinded by the Sessions Memo. The FinCEN Guidance provided guidance to financial institutions on how to engage with state and tribally authorized cannabis entities in accordance with federal law. An additional Department of Justice memorandum, issued in parallel with the FinCEN Guidance and since rescinded as part of the Sessions Memo, provided guidance to prosecutors regarding money laundering and other financial crimes as it pertained to cannabis entities and financial institutions operating in accordance with the FinCEN Guidance. The FinCEN Guidance and now rescinded accompanying Department of Justice memorandum is often publicly viewed as enabling a way for financial institutions to work with cannabis entities in compliance with federal law so long as that cannabis-related business activities are legal in their state or territory and none of the federal enforcement priorities referenced in the Cole Memorandum are being violated (such as keeping marijuana out of the hands of organized crime). Importantly, the FinCEN Guidance also clarifies how financial institutions can provide financial services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including enhanced customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps typically include:

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

While the FinCEN Guidance decreased some risk for banks and financial institutions considering servicing the cannabis industry, in practice, challenges remain with financial institutions’ willingness to provide services to marijuana-related businesses. This is because current U.S. federal law does not guarantee banks immunity from prosecution. It also requires banks and other financial institutions to undertake time-consuming and costly due diligence (i.e., enhanced due diligence) on each marijuana-related business they accept as a customer.

Those commercial banks and/or credit unions that have agreed to work with marijuana businesses are typically limiting those accounts to small percentages of their total deposits to avoid creating liquidity and concentration risk. Since, theoretically, the federal government could change the banking laws as it relates to marijuana-related businesses at any time and without notice, these banks and credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana-related businesses in a single day, while also keeping sufficient liquid capital on hand to service their other customers. Because many banks and credit unions that are providing banking services to marijuana-related businesses are smaller institutions, applicable concentration limits may also impose limits on the aggregate amounts of loans that might be provided to the industry. Those commercial banks and credit unions that do have customers in the marijuana industry can charge marijuana businesses high fees to cover the added cost of ensuring compliance with the FinCEN Guidance.

As mentioned previously, unlike the Cole Memorandum, the FinCEN Guidance has not been rescinded. FinCEN has stated that it views the FinCEN Guidance to include compliance with the requirements of the rescinded Cole Memorandum. Secretary of the Treasury, Janet Yellen, has not made any public statements with regards to how the Treasury Department plans to treat marijuana-related businesses.

As an industry best practice and consistent with its standard operating procedures, Trulieve adheres to all customer due diligence steps in the FinCEN Guidance and any additional requirements imposed by those financial institutions it utilizes. However, in the event that any of our operations, or any proceeds thereof, any dividends or distributions therefrom, or any profits or revenues accruing from such operations in the United States were found to be in violation of anti-money laundering legislation or otherwise, such transactions could be viewed as proceeds of crime under one or more of the statutes noted above or any other applicable legislation. This could restrict or otherwise jeopardize our ability to declare or pay dividends or affect other distributions.

In the United States, the “SAFE Banking Act” was adopted by the U.S. House of Representatives, which would grant banks and other financial institutions immunity from federal criminal prosecution for servicing marijuana-related businesses if the underlying marijuana business follows state law. It is unclear whether the U.S. Senate will take up the SAFE Banking Act for a vote. Most recently, the SAFE Banking Act was included as an amendment to the House of Representatives’ versions of the National Defense Authorization Act, “NDAA,” and the America COMPETES Act. During the conference committee, the committee declined to include the SAFE Banking Act amendment in the version of the NDAA signed into law. The America COMPETES Act is still being considered by Congress. While there is strong support in the public and within Congress for the SAFE Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all. In both Canada and the United States, transactions involving banks and other financial institutions are both difficult and unpredictable under the current legal and regulatory landscape. Legislative changes could help to reduce or eliminate these challenges for companies in the cannabis space and would improve the efficiency of both significant and minor financial transactions.

Ability to Access Public and Private Capital

Given the current laws regarding cannabis at the federal level in the United States, traditional bank financing is typically not available to United States marijuana companies (although there has been a recent increase in the availability of traditional loans from alternative lending providers). Specifically, since financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under anti-money laundering statutes, the unlicensed money transmitter statute, and the Bank Secrecy Act, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Banks that do accept deposits from cannabis-related businesses in the United States must do so in compliance with the FinCEN Guidance. We have banking relationships in the states where we operate with state-chartered banks for deposits and payroll; however, we have limited access to traditional bank financing.

Tax Concerns

An additional challenge for marijuana-related businesses is that the provisions of IRC Section 280E are being applied by the IRS to businesses operating in the medical and adult-use marijuana industry. IRC Section 280E prohibits marijuana businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a marijuana business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. Furthermore, although the IRS issued a clarification allowing the deduction of the cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted.

The 2018 Farm Bill

CBD is a nonintoxicating chemical found in cannabis and is often derived from hemp, which contains, at most, only trace amounts of THC. On December 20, 2018, Former President Trump signed the Agriculture Improvement Act of 2018 (popularly known as the 2018 Farm Bill) into law. Until the 2018 Farm Bill became law, hemp fell within the definition of “marijuana” under the CSA, and the DEA classified hemp as a Schedule I controlled substance because hemp is part of the cannabis plant.

The 2018 Farm Bill defines hemp as the plant Cannabis sativa L. and any part of the plant with a delta-9 THC concentration of not more than 0.3% by dry weight and removes hemp from the CSA. The 2018 Farm Bill requires the U.S. Department of Agriculture, or USDA, to, among other things: (1) evaluate and approve regulatory plans approved by individual states for the cultivation and production of industrial hemp, and (2) promulgate regulations and guidelines to establish and administer a program for the cultivation and production of hemp in the U.S. On October 29, 2019, the USDA published its interim rules for the regulation of hemp, and on January 15, 2021, published its final rule for hemp production (referred to herein as the “USDA Rule”). The USDA Rule became effective on March 22, 2021. The USDA Rule, among other things, sets minimum standards for the cultivation and production of hemp, as well as requirements for laboratory testing of hemp. The hemp production regulations promulgated by the USDA are in lieu of those states not adopting state-specific hemp regulations; however, state programs must meet certain requirements contained in the USDA Rule. Hemp and products derived from it, such as CBD, may be sold into commerce and transported across state lines provided that the hemp from which any product is derived was cultivated under a license issued by an authorized state program approved by the USDA or USDA hemp production license, meets the definition of hemp, and the products are compliant with other applicable federal laws including the U.S. Food, Drug, and Cosmetic Act. The 2018 Farm Bill explicitly preserved the authority of the FDA to regulate hemp-derived products under the U.S. Food, Drug, and Cosmetic Act. The FDA has not yet promulgated its own rules for the regulation of hemp-derived products.

Compliance with Applicable State Law in the United States

We are classified as having “direct” involvement in the United States cannabis industry, and we believe that we are in compliance with applicable state laws, as well as related licensing requirements and the regulatory frameworks enacted in the states we operate in. We are not subject to any citations or notices of violation with applicable licensing requirements and the regulatory frameworks which may have an impact on our licenses, business activities, or operations. We use reasonable commercial efforts to ensure that our business remains compliant with applicable licensing requirements and the regulatory frameworks enacted by Arizona, California, Colorado, Connecticut, Florida, Maryland, Massachusetts, Nevada, Pennsylvania, and West Virginia through the advice of our Director of Compliance, who monitors and reviews our business practices and changes to applicable state laws and regulations, as well as United States Federal enforcement priorities. Our Chief Legal Officer and General Counsel work with external legal advisors in Arizona, California, Colorado, Connecticut, Florida, Nevada, Maryland, Massachusetts, Pennsylvania, and West Virginia to ensure that we are in ongoing compliance with applicable state laws.

In the United States, cannabis is largely regulated at the state level. Although each state in which we operate (and anticipate operating) authorizes, as applicable, medical and/or adult-use marijuana production and distribution by licensed or registered entities, and numerous other states have legalized marijuana in some form, under U.S. federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although we believe that our business activities are compliant with applicable state and local laws of the United States, strict compliance with state and local laws with respect to marijuana may neither absolve us of liability under U.S. federal law nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on our business.

Regulation of the Medical and Adult-Use Cannabis Markets in Arizona

In December 2010, Arizona voters passed the Arizona Medical Marijuana Act (the “AMMA”), A.R.S. Section 36- 2801 et seq. The AMMA went into effect on April 14, 2011, making Arizona the fifteenth state to adopt a medical marijuana law. The AMMA designates the Arizona Department of Health Services (the “ADHS”) as the licensing and issuing authority for the Arizona Medical Marijuana Program. The ADHS has adopted rules and regulations for developing and implementing the Arizona Medical Marijuana Program. These rules and regulations are set forth in the Arizona Administrative Code Title 9, Chapter 17.

The first medical marijuana licenses in Arizona were issued in 2012 and as of March 1, 2022, Arizona has 127 open dispensaries.

Arizona Proposition 207, also known as the Smart and Safe Arizona Act, was a voter initiative to legalize the adult recreational use of marijuana that was approved by voters on November 3, 2020. The Smart and Safe Arizona Act directed the Arizona State Department of Health Services to establish rules for retail marijuana sales by June 1, 2021, allow marijuana to be subject to state and local sales taxes like other retail items, and would impose an additional 16% excise tax on marijuana products. Following the passage of Proposition 207, existing medical operators were permitted to apply for licensure to permit sales to adult use consumers. Recreational sales commenced in Arizona on January 22, 2021.

Arizona Licenses and Regulations

Arizona state licenses are renewed once every two years. Around the time of renewal, licensees are required to submit a renewal application per guidelines published by the ADHS. While renewals are annual, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner (at least 30 days in advance of the expiration date of the license), and there are no material violations noted against the applicable licenses, we would expect to receive the applicable renewed license in the ordinary course of business. While our compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that our licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations, or prospects.

Arizona is a vertically integrated system so that each license permits the holder to acquire, cultivate, process, distribute and/or dispense, deliver, manufacture, transfer, and supply medical and/or adult-use marijuana in compliance with the AMMA and ADHS rules and regulations.

Dispensing Requirements

In order to dispense medical marijuana to a qualifying customer or designated caregiver, a licensed dispensary is required to (1) verify the qualifying customer’s or designated caregiver’s identity, (2) offer appropriate customer education or support materials, (3) make available testing results related to the product sought, if requested by the qualifying customer or designated caregiver, (4) enter the qualifying customer’s or designated caregiver’s registry identification number on the identification card presented into the medical marijuana electronic verification system, (5) verify the validity of the identification card presented, (6) verify that the amount of marijuana product to be dispensed would not cause the qualifying customer to exceed the regulatory limit, and (7) enter information into the medical marijuana electronic verification system regarding the amount of medical marijuana dispensed, whether it was dispensed directly to the qualifying customer or to a caregiver, the date and time of dispensing, the registry identification number of the dispensary agent, and the dispensary’s registry identification number.

Requirements Relating to Recordkeeping and Inventory Control

Licensed dispensaries are required by regulation to utilize an inventory control system that documents (1) daily updated inventory amounts of marijuana products, (2) acquisitions of medical marijuana from qualifying customers or designated caregivers, (3) acquisitions of medical marijuana from other dispensaries, (4) information related to batches of marijuana cultivated by the licensee, (5) information regarding provision of medical marijuana to other dispensaries, (6) information relating to required testing of marijuana products, and (7) the disposition of marijuana products determined not to be dispensed to a customer or to be included in manufacturing a marijuana product. Licensed dispensaries are additionally required to keep records regarding qualifying customers that: (1) include dated entries from registered dispensary agents regarding dispensing, (2) are safeguarded against unauthorized access and tampering, (3) include documentation of requests by qualifying customers and caregivers regarding marijuana products and educational materials.

Requirements Relating to Security and Transportation

Licensed dispensaries are permitted to transport marijuana and marijuana products between dispensaries and cultivation sites, qualifying customers, other dispensaries, and licensed analytical laboratories. Dispensaries are required to complete a comprehensive trip plan prior to transport that describes the products being transported, the time of the trip, and the anticipated route. During transportation, dispensary agents are required to use unmarked vehicles, hide marijuana and marijuana products from view, and communicate with the licensed dispensary. Licensed dispensaries are required to keep records of trip plans.

Licensed dispensaries are also required to implement a variety of security measures to protect dispensary and cultivation sites from unauthorized access: (1) intrusion detection devices, (2) exterior lighting, (3) video cameras covering the entrances and exits of limited access areas and facilities, as well as point of sale locations and grow rooms, (4) failure notification systems, (5) battery backup for cameras and other equipment, and (6) panic buttons on the interior of facilities. Licensed dispensaries are also required to implement policies and procedures that restrict access to the areas of the dispensary that contain marijuana, that provide for identification of authorized individuals, that prevent loitering, for the conduct of electronic monitoring, and the use of panic buttons.

Arizona Reporting Requirements

The State of Arizona uses the ADHS Medical Marijuana Verification System (“ADHS MMV”) to validate card holders, verify allotment amounts and track all retail transactions for Arizona qualified customers. The ADHS MMV system is also used annually by license holders to renew the dispensary registration certificate.

We use Leaf Logix software as our computerized, seed-to-sale tracking and inventory system. Individual licensees whether directly or through third- party integration systems are required to capture and retain all information pertaining to the acquisition, possession, cultivation, manufacturing, delivery, transfer, transportation, supplying, selling, distributing, or dispensing of medical marijuana, to meet all reporting requirements for the State of Arizona.

ADHS Inspections

In December 2010, Arizona voters passed the Arizona Medical Marijuana Act (the “AMMA”), A.R.S. Section 36- 2801 et seq. The AMMA went into effect on April 14, 2011, making Arizona the fifteenth state to adopt a medical marijuana law. The AMMA designates the Arizona Department of Health Services (the “ADHS”) as the licensing and issuing authority for the Arizona Medical Marijuana Program. The ADHS has adopted rules and regulations for developing and implementing the Arizona Medical Marijuana Program. These rules and regulations are set forth in the Arizona Administrative Code Title 9, Chapter 17. Arizona Proposition 207, also known as the Smart and Safe Arizona Act, was a voter initiative to legalize the adult recreational use of marijuana that was approved by voters on November 3, 2020. Following the passage of Proposition 207, existing medical operators were permitted to apply for licensure to permit sales to adult use consumers. Recreational sales commenced in Arizona on January 22, 2021. In accordance with Proposition 207, the ADHS will issue up to 26 additional licenses for social equity applicants in the future.

The ADHS oversees licensing for medical marijuana and adult-use cannabis. The Arizona market is divided into two classes of licenses: medical and adult use. Each license grants the licensee the ability to have one dispensary, one processing site, and one cultivation site. License holders are not required to establish for vertically integrated operations and processing and cultivation sites can be used by third party companies. Arizona does not recognize third party operators and the license holder is responsible for compliance. As of December 31, 2021, there were 127 operating dispensaries. Dispensaries can hold dual licensure to serve both medical and adult use consumers.

For medical card holders, qualifying conditions include Alzheimer’s disease, cachexia, cancer, chronic pain, Crohn’s disease, glaucoma, hepatitis C, human immunodeficiency virus (“HIV”) or acquired immune deficiency syndrome (“AIDS”), muscle spasms, nausea, post-traumatic stress disorder “(PTSD”), sclerosis, and seizures. All product categories are allowed to be sold as either adult use or medical, except edibles for adult use consumers, which cannot be more than 10mg per serving or 100mg per package.

Regulation of the Marijuana Market in California

In 1996, California was the first state to legalize medical marijuana through Proposition 215, the Compassionate Use Act of 1996. This provided an affirmative defense for defendants charged with the use, possession, and cultivation of medical marijuana by customers with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which marijuana provides relief. In 2003, Senate Bill 420 was signed into law, decriminalizing the use, possession, and collective cultivation of medical marijuana and establishing an optional identification card system for medical marijuana customers.

In September 2015, the California legislature passed three bills collectively known as the Medical Marijuana Regulation and Safety Act (“MMRSA”). The MMRSA established a licensing and regulatory framework for medical marijuana businesses in California. The system created testing laboratories and distributors. Edible infused product manufacturer licenses based on either volatile solvent or non-volatile solvent manufacturing-specific extraction methodology also became mandatory. Multiple agencies oversaw different aspects of the program, and businesses were required to obtain both a state license and local approval in order to operate.

However, in November 2016, voters in California overwhelmingly passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”), creating an adult-use marijuana program for consumers 21 years of age or older. In June 2017, the California State Legislature passed Senate Bill No. 94, known as Medicinal and Adult-Use Marijuana Regulation and Safety Act (“MAUCRSA”), which amalgamated MMRSA and AUMA into a set of regulations governing both medical and adult-use cannabis licensing in California. MAUCRSA went into effect on January 1, 2018.

The three licensing agencies that used to regulate marijuana at the state level included the Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture (“CDFA”), and the California Department of Public Health (“CDPH”). However, California Governor Gavin Newsom signed Assembly Bill 141 (“AB 141”) on July 12, 2021. Effectively, AB 141 consolidated the three former state cannabis authorities into a single, new department now known as the Department of Cannabis Control (the “Department”). On or about September 15, 2021, the Department filed emergency regulations to consolidate, clarify, and make consistent cannabis regulations to the California Office of Administrative Law. After a limited comment period, these consolidated emergency regulations were approved and became effective on or about September 27, 2021. These regulations created consistent standards for cannabis licensees across all license types by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements.

One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and state license. This requires license-holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are also allowed to limit the number of licenses issued locally or even ban all cannabis licenses completely.

Once an operator obtains local approval, the operator must obtain state licenses before conducting any commercial marijuana activity. There are multiple license categories that cover all commercial activity. Categories include: (1) cultivation/nurseries/processors, (2) testing laboratories, (3) distributors/transporters, (4) retailers (including delivery), (5) microbusinesses, (6) event organizers, and (7) manufacturers. Categories of licenses are further broken down into subtypes. For example, there are multiple types of cultivation licenses available depending upon the size of the cultivation operation and whether the operation is indoors/outdoors or uses mixed lighting. Different manufacturing licenses are available depending upon whether volatile or nonvolatile solvents are used. Retail licenses are available depending upon whether the retailer operates from a storefront or a non-storefront.

The Department Regulating the Commercial Cannabis Industry

The Department oversees and regulates all commercial cannabis activities. Operators must apply to the Department for their licenses.

The Marijuana Supply Chain in California

In California, local law may determine whether plants must be cultivated outdoors, using mixed-light methods, or fully indoors. Cultivators must also obtain seeds, clones, teens, or other immature plants from licensed nurseries through the traceability system.

The cultivation, processing, and movement of marijuana within the state are tracked by the California Cannabis Track and Trace System’s METRC software. All licensees are required to input their track and trace data (either manually or using another software that automatically uploads to METRC). Immature plants must be assigned a Unique Identifier number (“UID”) which then remains associated with that specific plant’s flowers and biomass as it moves through the supply chain to the consumer. Each licensee in the supply chain is required to meticulously log any processing, packaging, and sales associated with that UID.

When marijuana plants mature and complete their life cycle, they are harvested, cured, and trimmed in preparation for being sold to processors, distributors, or manufacturers. Cultivators have two main products: flowers, or “buds,” and the biomass, or “trim,” which is typically removed from the mature flowers. Trim is commonly sold to manufacturers for further processing into cannabis extracts. Buds may also be sold to manufacturers or distributors for sale to retailers. The cultivator may package and label its marijuana flowers directly or sell flowers in bulk, allowing distributors to package and label the flower.

Manufactured marijuana goods sold or transferred to a distributor for final retail sale by a manufacturer must be in final packaging. Distributors may not repackage manufactured marijuana goods. Certain tax rates apply to the marijuana flower and biomass, which are assessed per ounce of product sold. The California State cultivation tax is paid by the cultivator to the distributor, or, alternatively, from the cultivator to the manufacturer, after which the distributor bringing the marijuana goods to market bears responsibility for tendering the cultivation tax receipts to the California Department of Tax Fee Administration (“CDTFA”).

California restricts the transportation of cannabis to licensed distributors. Some cultivators and manufacturers maintain their own distribution licenses in order to handle transportation directly, while others contract with third-party licensed distributors for transportation services. Distributors may or may not take possession of the marijuana and marijuana products, and like alcohol distribution, some retailers limit sales to a particular distributor’s brand portfolio. Brands may market products to retailers directly or only to distributors.

Distributors are the point in the supply chain where final quality assurance testing is performed on products before they go to a retailer. Retailers may not accept or sell products without an accompanying and compliant Certificate of Analysis (“COA”). Distributors must clearly segregate the product awaiting testing from the product that has already passed testing at their licensed premises until an employee of a licensed testing laboratory comes to their premises and obtains samples from any and all goods proposed to be sold at retail. Marijuana and marijuana products are issued either a “pass” or “fail” by the testing laboratory. Under some circumstances, the Department’s regulations allow for failing product to be “remediated” or to be re-labeled to more accurately reflect the COA results.

Retail Compliance in California

California requires specific warnings, images, and information regarding package contents to be printed on all marijuana packaging. The Department’s regulations also require packaging to be both tamper-evident and child-resistant. Distributors and retailers are independently responsible for confirming that products are properly labeled and packaged prior to the consumer sale.

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

Security Requirements

In California, local law may determine whether plants must be cultivated outdoors, using mixed-light methods, or fully indoors. Cultivators must also obtain seeds, clones, teens, or other immature plants from licensed nurseries through the traceability system.

The cultivation, processing, and movement of marijuana within the state are tracked by the California Cannabis Track and Trace System’s METRC software. All licensees are required to input their track and trace data (either manually or using another software that automatically uploads to METRC). Immature plants must be assigned a Unique Identifier number (“UID”) which then remains associated with that specific plant’s flowers and biomass as it moves through the supply chain to the consumer. Each licensee in the supply chain is required to meticulously log any processing, packaging, and sales associated with that UID.

When marijuana plants mature and complete their life cycle, they are harvested, cured, and trimmed in preparation for being sold to processors, distributors, or manufacturers. Cultivators have two main products: flowers, or “buds,” and the biomass, or “trim,” which is typically removed from the mature flowers. Trim is commonly sold to manufacturers for further processing into cannabis extracts. Buds may also be sold to manufacturers or distributors for sale to retailers. The cultivator may package and label its marijuana flowers directly or sell flowers in bulk, allowing distributors to package and label the flower.

Manufactured marijuana goods sold or transferred to a distributor for final retail sale by a manufacturer must be in final packaging. Distributors may not repackage manufactured marijuana goods. Certain tax rates apply to the marijuana flower and biomass, which are assessed per ounce of product sold. The California State cultivation tax is paid by the cultivator to the distributor, or, alternatively, from the cultivator to the manufacturer, after which the distributor bringing the marijuana goods to market bears responsibility for tendering the cultivation tax receipts to the California Department of Tax Fee Administration (“CDTFA”).

California restricts the transportation of cannabis to licensed distributors. Some cultivators and manufacturers maintain their own distribution licenses in order to handle transportation directly, while others contract with third-party licensed distributors for transportation services. Distributors may or may not take possession of the marijuana and marijuana products, and like alcohol distribution, some retailers limit sales to a particular distributor’s brand portfolio. Brands may market products to retailers directly or only to distributors.

Distributors are the point in the supply chain where final quality assurance testing is performed on products before they go to a retailer. Retailers may not accept or sell products without an accompanying and compliant Certificate of Analysis (“COA”). Distributors must clearly segregate the product awaiting testing from the product that has already passed testing at their licensed premises until an employee of a licensed testing laboratory comes to their premises and obtains samples from any and all goods proposed to be sold at retail. Marijuana and marijuana products are issued either a “pass” or “fail” by the testing laboratory. Under some circumstances, the Department’s regulations allow for failing product to be “remediated” or to be re-labeled to more accurately reflect the COA results.

Inspections

All licensees are subject to random inspections of their premises by the Department. If an inspection identifies any noncompliance of a licensee, the Department may issue notices to correct, or notices of violation, fines, or take other disciplinary action that may include cancellation of a license.

Retail Taxes in California

Retailers generally pay excise tax amounts to final distributors upon making wholesale purchases. These distributors then remit receipts directly to the CDTFA. The tax liability is calculated based on the average market price of the cannabis goods sold at retail sale. The average market price is determined by the type of transaction that occurs between the seller (cultivator, manufacturer, or distributor) and the retailer. The CDTFA determines tax rates based upon estimated average ratios, including retail and wholesale prices during the tax period, and is commonly known as a “markup.” CDTFA’s current markup estimate (as of January 1, 2020) is 80%. Due to the 15% statutory tax rate and the 80% markup estimate, the current effective tax rate on wholesale gross receipts is 27%.

In addition to the State taxes, cities and counties throughout California with licensed cannabis businesses apply their own approaches to taxing cannabis. These approaches fall into three broad categories. First, many local governments impose the same tax rate on all cannabis businesses regardless of type. Second, many local governments impose higher tax rates on retailers than other types of cannabis businesses. Third, a few local governments do not levy specific cannabis taxes. The California Legislative Analyst’s Office estimates that the average cumulative local tax rate over the whole supply chain is roughly equivalent to a 15% tax on retail sales.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in California.

Regulation of Cannabis Market in Colorado

In 2000, Colorado voters passed Amendment 20, an amendment to the state constitution decriminalizing certain amounts of marijuana for medicinal purposes. The amendment created a regulatory system for granting patient registry cards authorizing individuals with debilitating medical conditions to have and use up to two ounces of a usable form of marijuana and no more than six marijuana plants. The amendment also created a regulatory system for granting patient registry cards authorizing individuals with debilitating medical conditions to have and use limited quantities of marijuana, and an affirmative defense under Colorado criminal law for any cardholder or their primary caregiver to charges of violating state drugs laws. In 2010, the Colorado legislature passed H.B. 10-1284, which enacted the Colorado Medical Marijuana Code, a framework regulating the growth, sale, and distribution of marijuana by licensed dispensaries, administered by the Colorado Department of Public Health and Environment.

In 2012, Colorado voted passed Amendment 64, legalizing the recreational use of marijuana in Colorado. Among other provisions, the amendment legalized the cultivation, manufacturing, processing, and sale of marijuana to adults 21 years of age or older. Amendment 64 also directed the Colorado Department of Revenue (“DOR”) to establish a comprehensive framework of regulation and enforcement governing licensed marijuana businesses in the state. The Colorado Marijuana Enforcement Division (“MED”) is the licensing and regulatory agency overseeing all recreational and medical marijuana businesses in Colorado. In 2019, legislators passed statutes updating, among other things, the state’s marijuana laws to allow for new sources of investment in the Colorado marijuana industry, including by publicly traded companies and created accompanying disclosure requirements.

In Colorado, cannabis businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. Colorado localities are allowed to limit or prohibit the operation of marijuana cultivation facilities, product manufacturing facilities or retail dispensary facilities.

There are multiple license categories that cover all commercial activity. Categories include: (1) medical/retail cultivation, (2) medical/retail stores, (3) medical/retail manufacturers, (4) medical/retail transporters, (5) retail hospitality and sales, (6) medical/retail marijuana business operator and (6) medical/retail testing facilities. Categories of licenses are further broken down into subtypes. For example, there are multiple types of cultivation licenses available depending upon the size of the cultivation operation. Licensees may also apply for permits that allow for the conduct of additional business functions such as centralized distribution, delivery, and off-premises storage.

Each facility is authorized to engage only in the type of activity for which it is licensed. Licenses are valid for one year from the date of issuance. Before expiration, licensees are required to submit a renewal application.

To acquire a license, the individuals and entities who own or control the licensee must be vetted by the State to determine whether they are suitable under Colorado law to operate a license. Generally, any natural person or entity that holds a 10% interest or greater (directly or indirectly) in the licensee must be disclosed and vetted for suitability. All board members and corporate officers of the licensee must be disclosed and vetted, including board members and corporate officers of the entity-owners with 10% or greater interest. Additionally, those who exercise an inordinate amount of control over a licensee—whether through financing, IP agreements, management agreements, or some combination thereof, can also be considered “controlling beneficial owners” by the MED and subsequently be required to undergo vetting for suitability. Colorado licensing requirements largely do not respect anonymity in ownership regularly pierce corporate veils to determine the natural people who ultimately control a given license.

Local authorities also grant licenses to conduct marijuana businesses within their jurisdiction, and DOR licensing for a marijuana business is conditioned on approval from the local authorities. An applicant is prohibited from operating a marijuana business prior to obtaining all necessary licenses, registrations, permits, or approvals from both the State licensing authority and local licensing authorities.

Security Requirements

Colorado law requires that all licensees have a security alarm system and must ensure that their premises are continuously monitored. Licenses must also use commercial-grade non-residential door locks at all points of ingress and egress. All licensed marijuana businesses are required to utilize video surveillance and camera recording systems, which at a minimum, must consist of digital or network video recorders, video monitors, digital archiving devices, and a color printer capable of delivering still photos. Such equipment must be stored in a secure area that is only accessible to the licensee’s management staff. In addition to other requirements, all video surveillance equipment must be equipped with a failure notification system that provides prompt notification to the licensee of any prolonged surveillance interruption and/or complete failure of the surveillance system.

Inspections

The MED and local licensing authorities may conduct announced or unannounced inspections of licensees to determine compliance with applicable laws and regulations. Licensees may also be subject to inspection of the licensed premises by the local fire department, building inspector, or code enforcement officer to confirm that no health or safety concerns are present.

Colorado Reporting Requirements

Colorado uses METRC as the MED’s marijuana inventory tracking system for all medical and adult use licensees. Marijuana is required to be tracked and reported with specific data points from seed to sale through METRC for compliance purposes under Colorado marijuana laws and regulations. This tracking is conducted by using electronic tags on plants and shipments between licensees and facilities.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Colorado.

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

When the DCP determines that additional licenses for DFs should be granted, it publishes a notice of open applications for DF licenses. This notice must include the maximum number of licenses to be granted, the deadline for receipt of applications, and the criteria that will be considered when awarding the licenses. Such criteria must include character and fitness of any person who may have control or influence over the operation of the proposed DF; the location for the proposed DF; the applicant’s ability to maintain adequate controls against the diversion, theft, or loss of marijuana; the applicant’s ability to maintain the knowledge, understanding, judgment, procedures, security controls, and ethics to ensure optimal safety and accuracy in the dispensing and sale of marijuana; and the extent to which the applicant or any of the applicant’s DF backers have a financial interest in another licensee, registrant, or applicant.

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

Connecticut Dispensary Facility Requirements

A DF may not dispense marijuana from, obtain marijuana from, or transfer marijuana to a location outside of the state of Connecticut. DFs are limited to the following modes of obtaining, delivering, transferring, transporting, and selling marijuana:

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

Only a pharmacist licensed as a dispensary may dispense marijuana, and only a dispensary or dispensary technician may sell marijuana to qualifying customers, primary caregivers, or research program subjects who are registered with the DCP. A DF may not engage in marijuana compounding, except that a dispensary may dilute a medical marijuana product with a USP grade substance with no active ingredient for the purposes of dose titration, tapering, for the addition of a flavoring agent, or creating a maintenance dose that is not available from any producer at the time of purchase. No person associated with a DF may enter into any agreement with a certifying health care provider or health care facility concerning the provision of services or equipment that may adversely affect any person’s freedom to choose the DF at which the qualifying customer or primary caregiver will purchase marijuana, except in the case of an approved research program. All DFEs must, at all times while at the DF, have their current dispensary license, dispensary technician registration, or DFE registration available for inspection by the Commissioner or the DCP. The DF shall establish, implement and adhere to a written alcohol-free, drug-free, and smoke-free workplace policy, which must be available to the DCP upon request. Marijuana may not be applied, ingested, or consumed inside a DF.

Each DF must make publicly available the price of all its marijuana products to prospective qualifying patients and primary caregivers. As of February 18, 2022, the DCP increased the monthly allotments for qualifying patients from 3.0 ounces to 3.5 ounces. All marijuana must be sold in child-resistant, sealed containers except upon a written request from the qualifying patient or primary caregiver. No marijuana may be sold without the producer label. All products sold to the qualifying patient or primary caregiver must be placed in an opaque package that shall not indicate the contents of the package, the originating facility, or in any other way cause another person to believe that the package may contain marijuana. Each DF must also provide information to qualifying patients and primary caregivers regarding the possession and use of marijuana. The DF manager must submit all informational material to the Commissioner for approval prior to such information being provided to qualifying patients and primary caregivers.

Connecticut Security and Storage Requirements

All facilities must have an adequate security system to prevent and detect the loss of marijuana. These systems must use commercial grade equipment, including perimeter alarms, motion detectors, video cameras with 24-hour recordings (which must be retained for at least 30 days), silent alarms, panic alarms, a failure notification system, and the ability to remain operational during a power outage. Each facility must also have a backup alarm system approved by the Commissioner. The outside perimeter of every facility must be well-lit. All equipment must be kept in good working order and tested at least twice per year.

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
•
Keep the dispensary department securely locked and protected from entry by unauthorized employees; and
•
Post a sign at all entry ways into any area of the DF containing marijuana stating, “Do Not Enter—Limited Access Area—Access Limited to Authorized Employees Only.” All deliveries must be carried out under the direct supervision of a pharmacist licensed as a dispensary, who must be present to accept the delivery. Upon delivery, the marijuana must immediately be placed in an approved safe or approved vault within the dispensary.

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

No marijuana may be sold, dispensed, or distributed via a delivery service or any other manner outside of a DF without the approval of DCP, except that a primary caregiver may deliver marijuana to the caregiver’s qualified patient and a DFE may deliver to a hospice or other inpatient care facility licensed by the Department of Public Health that has a protocol for handling and distributing marijuana that has been approved by the DCP. As of September 27, 2012, a DF may register with DCP to provide delivery of cannabis products and paraphernalia to qualifying patients and caregivers.

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

Passage of Adult Legislation in Connecticut

On June 22, 2021, Governor Ned Lamont signed into law Senate Bill 1201, which authorizes the legal possession of certain quantities of cannabis for adults over the age of 21 effective July 1, 2021, and creates a process for the regulation of adult-use cannabis cultivation, production, distribution, and sale to consumers over the age of 21 within the state. The Department of Consumer Protection (DCP) has issued operational policies and procedures and implemented the licensing framework for the cultivators, micro-cultivators, product manufacturers, food and beverage manufacturers, product packagers, retailers, hybrid retailers, transporters, and delivery services. The number of retail licenses permitted per town may not exceed one per 25,000 residents until June 30, 2024. Half of the licenses are to be granted to social equity applicants—defined as people who have lived in geographic areas disproportionately impacted by the war on drugs and who make no more than three times the state’s median income.

The state’s existing medical marijuana dispensaries can convert to “hybrid retailers” serving both medical and adult-use consumers. In order to convert, applicants must have a Social Equity Council-approved workforce development plan and pay a fee of $1 million, or $500,000 if the dispensary has committed to creating at least one equity joint venture. Hybrid retailers must maintain a licensed pharmacist on premises at all times when the hybrid retail location is open to the public or to qualifying patients and caregivers. The hybrid retailer must also accommodate an expedited method of entry that allows for priority entrance into the premises for qualifying patients and caregivers. A dispensary facility may apply to the DCP to convert its license to a hybrid retail location at any time after February 3, 2022, without applying through the lottery process. The license conversion will require a DF to submit to, and obtain approval from the DCP for, a detailed medical marijuana preservation plan for how it will prioritize sales and access to medical marijuana products for qualifying patients, including, but not limited to, managing customer traffic flow, preventing supply shortages, providing delivery services and ensuring appropriate staffing safeguards. The DCP estimates that retail sales will likely not be available until at least the end of 2022.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Connecticut.

Regulation of the Medical Cannabis Market in Florida

In 2014, the Florida Legislature passed the Compassionate Use Act, or CUA, which was a low-THC (CBD) law, allowing cannabis containing not more than 0. 8% THC to be sold to patients diagnosed with severe seizures or muscle spasms and cancer. The CUA created a competitive licensing structure and initially allowed for one vertically integrated license to be awarded in each of five regions. The CUA set forth the criteria for applicants as well as the minimum qualifying criteria, which included the requirement to hold a nursery certificate evidencing the capacity to cultivate a minimum of 400,000 plants, to be operated by a nurseryman, and to be a registered nursery for at least 30 continuous years. The CUA also created a state registry to track dispensations. In 2016, the Florida Legislature passed the Right to Try Act, or RTA, which expanded the State’s medical cannabis program to allow for full potency THC products to be sold as “medical marijuana” to qualified patients.

In November of 2016, the Florida Medical Marijuana Legalization ballot initiative (referred to herein as the “Initiative”) to expand the medical cannabis program under the RTA was approved by 71.3% of voters, thereby amending the Florida constitution. The Initiative is now codified as Article X, Section 29 of the Florida Constitution. The Initiative expanded the list of qualifying medical conditions to include cancer, epilepsy, glaucoma, HIV and AIDS, ALS, Crohn’s disease, Parkinson’s disease, PTSD, multiple sclerosis, and other debilitating medical conditions of the same kind or class or comparable to those other qualifying conditions and for which a physician believes the benefits outweigh the risks to the patient. The Initiative also provided for the implementation of State-issued medical cannabis identification cards. In 2017, the Florida Legislature passed legislation implementing the constitutional amendment and further codifying the changes outlined in the constitution into law. The 2017 law provides for the issuance of 10 licenses to specific entities and another four licenses to be issued for every 100,000 active qualified patients added to the registry. The 2017 law also initially limited license holders to a maximum of 25 dispensary locations with the ability to purchase additional dispensary locations from one another and for an additional five locations to be allowed by the State for every 100,000 active qualified patients added to the registry. The 2017 legislation’s cap on dispensing facilities expired in April 2020.

Under Florida law, a licensee is required to cultivate, process, and dispense medical cannabis. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, or OMMU, and may be renewed biennially. Trulieve US received its most recent license renewal on July 24, 2020, and is classified as a Medical Marijuana Treatment Center, or MMTC, under Florida law.

There is no state-imposed limitation on the permitted size of cultivation or processing facilities in Florida, nor is there a limit on the number of plants that may be grown. The is expected to issue anywhere from 18-22 new MMTC licenses, depending on the number of registered patients at the start of the application process, beginning in 2022 with the issuance of a single license to a recognized class member of Pigford v. Glickman, 185 F.R.D. 82 (D.D.C. 1999) or In re Black Farmers Litigation, 856 F. Supp. 2d 1 (D.D.C. 2011).

Under our license, we are permitted to sell cannabis to those customers who are entered into Florida’s electronic medical marijuana use registry by a qualified physician and possess a state-issued medical marijuana identification card and a valid certification from the qualified physician. The physician determines customer eligibility as well as the routes of administration (e.g., topical, oral, inhalation sublingual, suppository, edible, and smoking marijuana) and the number of milligrams per day a customer is able to obtain under the program. The physician may order a certification for up to three 70-day supply limits of marijuana, following which the certification expires, and a physician must issue a new certification. The number of milligrams dispensed, the category of cannabis (either low-THC or medical marijuana), and whether a delivery device, such as a vaporizer, has been dispensed is all recorded in the registry for each customer transaction. In addition, smokable flower was approved by the legislature and signed into law in March 2019. Customer must obtain a specific recommendation from their physician to purchase smokable flower. The maximum amount a customer may obtain is 2.5 ounces (measured by weight) of smokable flower per 35-day supply.

We are authorized to sell a broad selection of products across various product categories. OMMU implemented rules regulating the production and sale of edible products in August of 2020, and the Company’s Florida licensee shortly thereafter became the first MMTC to dispense edibles in Florida. OMMU implemented rules regulating the use of hydrocarbon solvents (e.g., N-butane, isobutane, propane, pentane, and heptane) for the extraction of derivative products in August 2021. Trulieve announced the first sale in Florida of hydrocarbon extraction-derived concentrate products in September 2021.

Dispensaries may be located in any location zoned as appropriate for a pharmacy throughout the State of Florida as long as the local government has not expressly prohibited MMTC dispensaries in their respective municipality. Additionally, dispensaries must be located more than 500 feet from a public or private elementary, middle, or secondary school. Following the adoption of the cap on total dispensaries by each MMTC, as discussed above, our Florida licensee filed a claim in the Court for the Second Judicial Circuit in Leon County challenging the dispensary cap and asking the Court to disregard the dispensary locations we had open and/or applied for prior to the limitation becoming effective. On February 4, 2019, we announced that we won our lawsuit in the trial court, with the court ruling that we may open an additional 14 dispensary locations based on these locations having previously vested. Moreover, the Court ruled that in the alternative, the statutory caps placed on the number of dispensaries allowed across the State were not only unconstitutionally added after Amendment 2 had been approved by voters but were also adversely impacting customer access. We have since settled our challenge with the Florida Department of Health. Our 14 dispensaries that were established before the statewide cap was enacted are now excluded from the statutory cap. The statutory cap expired in April 2020; thus, neither Trulieve US nor its competitors in Florida are subject to restrictions on the number of dispensaries that may be opened. As of March 16, 2022, we had 113 approved dispensaries in the State of Florida. In addition, our license allows us to deliver products directly to customers.

Florida Reporting Requirements

Florida law called for the OMMU to establish, maintain, and control a computer software tracking system that traces cannabis from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when marijuana seeds are planted, when marijuana plants are harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. Each medical marijuana treatment center shall use the seed-to-sale tracking system established by the OMMU or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the OMMU. At this time, the OMMU has not implemented a statewide seed-to-sale tracking system; thus, we use our own seed-to-sale system. Additionally, the OMMU maintains a patient and physician registry, and licensees must comply with all requirements and regulations regarding the provision of required data or proof of key events to said system to retain their license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida or any subsequent variances to the same. The OMMU must approve any changes or expansions of previous representations and disclosures to the OMMU via an amendment or variance process.

Florida Licensing Requirements

Licenses issued by the OMMU may be renewed biennially so long as the licensee continues to meet the requirements of the Florida Statute 381.986 and pays a renewal fee. Individuals or entities who directly or indirectly own, control, or hold with power to vote five percent or more of the voting shares of a MMTC may not acquire direct or indirect ownership or control of any voting shares or other form of ownership of any other MMTC. Applicants must demonstrate (and licensed MMTC’s must maintain) that: (i) they have been registered to do business in the State of Florida for the previous five years, (ii) they possess a valid certificate of registration issued by the Florida Department of Agriculture & Consumer Services, (iii) they have the technical and technological ability to cultivate and produce cannabis, including, but not limited to, low-THC cannabis, (iv) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (v) they have the ability to maintain accountability of all raw materials, finished products, and any by-products to prevent diversion or unlawful access to or possession of these substances, (vi) they have an infrastructure reasonably located to dispense cannabis to registered qualified patients statewide or regionally as determined by the OMMU, (vii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the OMMU, (viii) all owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, (ix) they ensure that a medical director is employed to supervise the activities of the MMTC, and (x) they have a diversity plan and veterans plan accompanied by a contractual process for establishing business relationships with veterans and minority contractors and/or employees. Upon approval of the application by the OMMU, the applicant must post a performance bond of up to US $5 million, which may be reduced to US $2 million once the licensee has served 1,000 patients (which Trulieve has accomplished).

There was a lawsuit that challenged essential aspects of the 2017 Legislation and OMMU regulations. In December 2017, Florigrown, LLC and other plaintiffs challenged aspects of the 2017 Legislation and OMMU regulations as unconstitutional due to: (1) requiring MMTCs to be vertically integrated (e.g., cultivate and process the cannabis to be sold at the MMTC’s own licensed dispensaries); (2) the cap of total number of MMTC licenses in the State; and (3) the authorization of the OMMU to issue MMTC licenses to certain applicants that met criteria defined by the 2017 legislation. On October 18, 2019, a trial judge in the Circuit Court for Leon County ruled that Florigrown, LLC had a substantial likelihood of succeeding on its claims, holding that the vertical integration and licensing cap conflicted with the language in Article X, Section 29 and that the provisions in 2017 defining the criteria for eligibility for MMTC licensure constituted an impermissible “special law” under Article III, Section 11(a)(12) of the Florida Constitution. On July 10, 2019, an intermediate appellate court affirmed aspects of the Circuit Court for Leon County’s ruling. On May 27, 2021, the Florida Supreme Court issued a 6-1 decision finding that Florigrown, LLC and the other plaintiffs did not demonstrate a substantial likelihood of success on the merits of any of its constitutional claims. In effect, the Florida Supreme Court’s 6-1 decision upholds Florida’s regulatory scheme.

Security and Storage Requirements for Cultivation, Processing and Dispensing Facilities in Florida

Adequate outdoor lighting is required from dusk to dawn for all MMTC facilities. 24-hour per day video surveillance is required, and all MMTCs must maintain at least a rolling 45-day period that is made available to law enforcement and the OMMU upon demand. Alarm systems must be active at all items for all entry points and windows. Interior spaces must also have motion detectors, and all cameras must have an unobstructed view of key areas. Panic alarms must also be available for employees to be able to signal authorities when needed.

In dispensaries, the MMTC must provide a waiting area with a sufficient seating area. There must also be a minimum of one private consultation/education room for the privacy of the patient(s) and their caregiver (if applicable). The MMTC may only dispense products between 7:00 am and 9:00 pm. All active products must be kept in a secure location within the dispensary, and only empty packaging may be kept in the dispensary’s general area, which is readily accessible to customers and visitors. No product or delivery devices may be on display in the waiting area.

An MMTC must at all times provide secure and logged access for all cannabis materials. This includes approved vaults or locked rooms. There must be at least two employees of the MMTC, or an approved security provider on-site at all times. All employees must wear proper identification badges, and visitors must be logged in and wear a visitor badge while on the premises. The MMTC must report to local law enforcement any loss, diversion, or theft of cannabis materials within 24 hours of becoming aware of such an occurrence.

Florida Transportation Requirements

When transporting cannabis to dispensaries or customers for delivery, a manifest must be prepared, and transportation must be done using an approved vehicle. The cannabis must be stored in a separate, locked area of the vehicle, and at all times while in transit, there must be two people in a delivery vehicle. During deliveries, one person must remain with the vehicle. The delivery employees must at all times have identification badges. The manifest must include the following information: (i) departure date and time; (ii) name, address, and license number of the originating MMTC; (iii) name and address of the receiving entity; (iv) the quantity and form of cannabis and delivery device; (v) arrival date and time; (vi) the make, model and license plate of the delivery vehicle; and (vii) the name and signatures of the MMTC delivery employees. The MMTC must keep these manifests for inspection for up to three years. During the delivery, a copy of the manifest is also provided to the recipient.

OMMU Inspections in Florida

The OMMU may conduct announced or unannounced inspections of MMTCs to determine compliance with applicable laws and regulations. The OMMU is to inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed cannabis containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. The OMMU is to conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.

See Appendix A to this Annual Report on Form 10-K for details regarding the license associated with our operations in Florida.

Regulation of Cannabis in Georgia

On April 17, 2019, Georgia Governor Brian Kemp signed into law the Hope Act, which creates a regulatory scheme to permit the production of low-THC oil, that is, oil with a THC content of no greater than 5%, for provision to patients for medical purposes. In specific, the Hope Act created a seven-member Georgia Access to Cannabis Commission (the “GA Commission”), charged with drafting regulations to implement the low-THC oil program. Under the Hope Act, the GA Commission is permitted to issue up to six production licenses – two Class 1 licenses allowing up to 100,000 square feet of cultivation canopy each and four Class 2 licenses allowing up to 50,000 square feet of cultivation canopy each – and is also required to issue licenses to the University of Georgia and Fort Valley State University, in the event that either University chooses to participate, for cultivation and research regarding low-THC oil. The Hope Act envisions that the Georgia Board of Pharmacy would develop and oversee licensing criteria by which pharmacies would be permitted to dispense low-THC oil; the GA Commission is also expected to issue rules to license free-standing dispensaries. On July 24, 2021, the GA Commission announced its intention to award the two Class 1 and four Class 2 production licenses, including the award of one Class 1 license to Trulieve GA Inc. The regulations for the licensure of dispensaries have not currently been promulgated, and so there are no currently licensed dispensaries in Georgia.

Georgia law requires eligible patients to obtain physician approval to be added to the Low THC Oil Registry, which is administered by the Georgia Department of Public Health. Qualifying conditions include: (1) end-stage cancer-producing wasting illness or recalcitrant nausea and vomiting,(2) severe or end-stage amyotrophic lateral sclerosis, (3) seizure disorders, (4) multiple sclerosis, (5) Crohn’s disease, (6) mitochondrial disease, (7) severe or end-stage Parkinson’s disease, (8) severe or end-stage sickle cell disease, (9) severe Tourette’s syndrome, (10) autism spectrum disorder, (11) epidermolysis bullosa, (12) severe or end-stage Alzheimer’s diseases, (13) severe or end-stage AIDS, (14) severe or end-stage peripheral neuropathy, (15) inpatient or outpatient hospice treatment, (16) intractable pain, and (17) post-traumatic stress disorder. At present, Georgia law prohibits registered patients from ingesting low-THC oil through any manner that employs a heating element or similar means to produce vapors, including combustible products as well as vaporizers.

The GA Commission is authorized to issue regulations for the oversight of the low-THC oil program. At present, the GA Commission has not promulgated such regulations. The Hope Act contemplates that the GA Commission will issue regulations in the following categories:

•
to establish requirements related to quality control, security, and oversight of production. In particular, licensees will be required to establish security plans that include 24/7 monitoring and intrusion detection, recording and video storage systems, and licensed security personnel.
•
to establish requirements related to secured transportation of low-THC oil products and tracking of deliveries.
•
to prohibit pesticides in production, except for pesticides certified as organic by the Organic Materials Review Institute or a similar standards organization.
•
to establish requirements related to testing for purity and dosage levels, and to ensure that product labels accurately reflect product content.
•
to establish requirements for a track and trace system. In specific, the track and trace system will be operated by a GA Commission-approved vendor that licensees will be required to use. The system will need to be capable of tracking plants, products, and registered patient purchase totals, as well as waste, transfers, conversions, sales, and returns. It will also need to be able to track plants, low-THC oil, and products throughout the entire chain of custody, as well as monitor inventory and prevent theft, loss, and diversion. The track and trace system will provide real-time data to the GA Commission related to total low-THC oil daily sales, the total number of marijuana plants currently in production, and the number of plants destroyed or disposed of.
•
to require licensees to collect and report data.
•
to regulate marketing and signage related to low-THC oil, including prohibiting the direct advertisement of low-THC oil to registered patients or the public.
•
to prohibit cultivation, processing, and dispensing facilities within 3,000 feet of schools, early care and education programs, and places of worship.

The GA Commission is also authorized to enforce the various regulatory requirements noted above, such as through inspections and collaboration with law enforcement.

Regulation of the Cannabis Market in Maryland

Maryland Regulatory Landscape

In 2012, a state law was enacted in Maryland to establish a state-regulated medical marijuana program. Legislation was signed in May 2013, and the program became operational on December 1, 2017. The Maryland Medical Cannabis Commission (the “MMCC”) regulates the state program and awarded operational licenses in a highly competitive application process. One hundred two dispensary licenses were awarded out of a pool of over 800 applicants, while an original 15 cultivation licenses were awarded out of a pool of nearly 150 applicants. In April 2018, Maryland lawmakers agreed to expand the state’s medical marijuana industry by authorizing an additional 20 licenses, seven for cultivation and 13 for processing. The state program allows access to medical marijuana for patients with chronic or debilitating diseases or medical conditions, including but not limited to: chronic pain, nausea, seizures, glaucoma, PTSD, and other conditions which are severe and for which other treatments have been ineffective.

There are three principal medical cannabis license categories in Maryland: (1) grower, (2) processor, and (3) dispensary. We have control and/or ownership over one grower license, one processor license, and three dispensaries. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity for use at our facilities in Maryland.

All grower, processor, and dispensary establishments must register with the MMCC under the provisions of the Maryland Medical Cannabis Law, Md. Code, Health-Gen § 13-3301 et seq., known as the Natalie M. LaPrade Medical Cannabis Commission. If applications contain all required information, establishments are issued a medical marijuana license.

Licenses are valid for a period of six years of initial licensure, and annual license fees must be paid to maintain licensure. After the expiration of the initial six-year licensure period, the licensee is required to renew the license every four years thereafter. Licensees are required to submit a renewal application per the guidelines published by the MMCC. Ninety days prior to the expiration of a license, the MMCC notifies the licensee of the date on which the license expires and provides the instructions and fee required to renew the license along with the consequences of failure to renew. At least 30 calendar days before a license expires, the licensee must submit the renewal application as provided by the MMCC. The annual licensing fee for a grower is $125,000, $40,000 for a processor, and $40,000 for a dispensary.

The medical grower license permits us to cultivate, manufacture, package, and distribute medical cannabis to licensed processors, licensed dispensaries, or registered independent testing laboratories. The medical processor license permits us to transform the medical cannabis into another product or extract and package and label medical cannabis. The dispensary licenses permit us to acquire, possess, repackage, process, transfer, transport, sell, distribute, or dispense products containing medical cannabis, related supplies, related products including tinctures, aerosols, oils, or ointments, or educational materials for use by a qualifying patient or caregiver.

Dispensing Requirements

In order to dispense medical cannabis, a licensed dispensary is required to comply with various dispensing requirements: (1) require presentment of a written certification from a qualifying patient or caregiver, (2) query the MMCC’s data network to verify that the patient is currently registered and has a certification from a provider, as well as the amount of medical cannabis that has already been dispensed pursuant to the written certification,(3) dispense no more than a 30-day supply, and (4) decline to dispense medical cannabis if the patient or caregiver appears to be under the influence of drugs or alcohol. Registered patients and caregivers are required to provide attestations relating to their knowledge of the status of medical cannabis under Maryland and Federal law, as well as limitations on the use of medical cannabis, such as keeping away from children and refraining from transfer to any other person.

Requirements Relating to Recordkeeping and Inventory Control

Licensed growers are required to use a perpetual inventory system that identifies and tracks each lot of medical cannabis from the time of propagation to the time it is delivered to a licensed dispensary and dispensed to a qualified patient. The perpetual inventory system is required to be capable of tracking cannabis back to its original source and to promptly identify discrepancies. Each plant within the perpetual inventory system is required to be assigned a unique identifier that is traceable through the entire production and dispensing lifecycle. Licensees are required to investigate discrepancies identified by the perpetual inventory system and to report such discrepancies to the MMCC and Maryland State Police where the licensee finds evidence of theft or diversion.

Licensed growers, processors, and dispensaries are required to retain, independent of the required inventory control system, a searchable, secure, tamper-evident record of distribution regarding the names and addresses of recipients, the quantity provided, and the name, strength, batch number and lot number of the product provided. Such records must be available to certifying providers upon request. Licensees are also required to retain records of production and distribution of each batch and lot and of daily checklists to maintain uniformity from batch to batch, as well as a log of all visitors to licensed premises. Records must be kept in duplicate at a secure off-site location.

Requirements Relating to Security

Licensees are required to take measures to ensure the safety and security of licensed premises such as: (1) constructing the premises so as to prevent unauthorized entry, (2) constructing secure rooms for the storage of cannabis that are not along the exterior wall of a facility and that have access-controlled entry, (3) utilizing exterior lighting fixtures to ensure proper surveillance, (4) installing security alarms covering perimeter entry points, which shall be continuously monitored, (5) installing separate alarm systems to protect on-site and off-site record storage areas, as well as areas used for cannabis storage, and (6) utilizing motion-activated video surveillance that covers entrances and exits to a facility, as well as any area that cannabis is packaged, tested, processed, stored, or dispensed.

Maryland Reporting Requirements

The State of Maryland uses METRC as the state’s computerized seed-to-sale tracking system. Individual licensees, whether directly or through third-party integration systems, are required to push data to the state to meet all reporting requirements. We use a third-party application for our computerized seed to sale software, which integrates with the state’s METRC program and captures the required data points for growing, processing and, dispensing as required in the Maryland Medical Cannabis law.

MMCC Inspections

Licensees are required to submit to announced and unannounced inspections by the MMCC, including but not limited to inspections based upon an allegation of noncompliance.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Maryland.

Regulation of the Medical Cannabis Market in Massachusetts

The Commonwealth of Massachusetts has authorized the cultivation, possession, and distribution of marijuana for medical purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program, or MUMP, registers qualifying patients, personal caregivers, Medical Marijuana Treatment Centers, or MTCs, and MTC agents. MTCs were formerly known as Registered Marijuana Dispensaries or RMDs. The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana,” following the passage of the Massachusetts Medical Marijuana Initiative, Ballot Question 3, in the 2012 general election. Additional statutory requirements governing the MUMP were enacted by the Legislature in 2017 and codified at G.L. c. 94I, et. seq. (referred to herein as the “Massachusetts Medical Act”). MTC Licenses are vertically integrated licenses in that each MTC license holder must cultivate, process, and dispense medical marijuana. Under a single MTC License, a licensee may not operate more than two locations in Massachusetts at which medical marijuana is cultivated, marijuana-infused products are manufactured, and marijuana is dispensed. No Person or Entity Having Direct or Indirect Control shall be granted, or hold more than three MTC Licenses.

The Commonwealth of Massachusetts Cannabis Control Commission, or CCC, regulations, 935 CMR 501.000 et seq. (referred to herein as the “Massachusetts Medical Regulations”), provide a regulatory framework that requires MTCs to cultivate, process, transport, and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program, including conditions such as cancer, glaucoma, positive status for human immunodeficiency virus (HIV), acquired immune deficiency virus (AIDS), hepatitis C, amyotrophic lateral sclerosis (ALS), Crohn’s disease, Parkinson’s disease, and multiple sclerosis (MS) when such diseases are debilitating, and other debilitating conditions as determined in writing by a qualifying patient’s healthcare provider.

The CCC assumed control of the MUMP from the Department of Public Health on December 23, 2018. The CCC approved revised regulations for the MUMP on November 30, 2020, and the revised regulations became effective on January 8, 2021.

Massachusetts Licensing Requirements (Medical)

The Massachusetts Medical Regulations delineate the licensing requirements for MTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of the Commonwealth of Massachusetts; (ii) no person or entity has “Direct or Indirect Control” over more than three MTC licenses; (iii) under a single MTC License, a licensee may not operate more than two locations in Massachusetts at which medical marijuana is cultivated, marijuana infused products are manufactured, and marijuana is dispensed; (iv) MTC agents must be registered with the Massachusetts Cannabis Control Commission; (v) an MTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vi) one executive of an MTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information (CORI) system; (vii) the MTC applicant has initial capital resources of at least $500,000 in its control as evidenced by bank statements, lines of credit or equivalent; and (viii) payment of the required application fee.

In an MTC application, an applicant must also demonstrate or include: (i) disclosure of each Person or Entity Having Direct or Indirect Control over the MTC’s operations; (ii) a plan to obtain liability insurance coverage; (iii) detailed summary of the business plan and proposed timeline for the MTC; (iv) an operational plan for the cultivation of marijuana and manufacturing of marijuana products, including a detailed summary of policies and procedures; and (v) a detailed summary of the operating policies and procedures for the MTC including security, prevention of diversion, storage of marijuana, transportation of marijuana, inventory procedures, procedures for quality control and testing of the product for potential contaminants, personnel policies, dispensing procedures, record-keeping procedures, plans for agent qualifications and training, and any plans for patient or personal caregiver home delivery. An MTC applicant must also: (i) disclose marijuana business interests in Massachusetts and other jurisdictions; (ii) provide documentation of a property interest in the proposed address; (iii) provide documentation that the applicant has held a community outreach meeting and entered in a Host Community Agreement with the host municipality; (iv) describe compliance with local codes, ordinances, and bylaws; (v) provide a diversity plan and a plan to positively impact “Areas of Disproportionate Impact”; and (vi) disclosure of relevant criminal, civil and administrative background matters. Finally, an MTC applicant must specify a cultivation tier for their license, which establishes the minimum and maximum square footage of canopy for their cultivation operation.

After receipt of a Provisional MTC license, the CCC shall review architectural plans for the building of the MTC’s facilities, and once approved, the MTC provisional license holder shall construct its facilities in conformance with the requirements of the Massachusetts Regulations. Once the CCC completes its inspections of the facilities, the CCC shall issue a Final MTC License to the MTC applicant. A licensee may not begin cultivating marijuana until it has been issued a Final MTC License by the CCC.

MTC Licenses in Massachusetts are renewed annually. Licensees are required to submit a renewal application at least 60 days prior to the expiration date of the license. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, we would expect to receive the applicable renewed license in the ordinary course of business.

Massachusetts Dispensary Requirements (Medical)

An MTC shall follow its written and approved operating procedures in the operation of its dispensary locations. Operating procedures shall include (i) security measures in compliance with the Massachusetts Medical Regulations; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana products; (v) storage and waste disposal protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; (xi) policies and procedures for the handling of cash on MTC premises including storage, collection frequency and transport to financial institutions; (xii) emergency procedures and procedures to promote workplace safety; (xiii) alcohol, smoke and drug free workplace policies; (xiv) plan for maintaining confidential information and records; (xv) procedures for determining prices and provision of free or reduced costs marijuana and marijuana products to patients with verified financial hardships; (xvi) policies and procedures for energy efficiency and conversation; and (xvii) procedures for patient education activities. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities may impose local permitting and licensing requirements that an MTC must comply with. More specifically, an MTC must comply with all local requirements regarding siting. The Massachusetts Medical Regulations require an MTC’s entrance to be no closer than 500 feet from the nearest school entrance, but this buffer zone distance may be reduced by a local municipality’s ordinance or bylaw. The Massachusetts Medical Regulations require that MTCs limit their inventory of seeds, plants, and usable marijuana to reflect the projected needs of registered qualifying patients. An MTC may only dispense to a registered qualifying patient or caregiver who has a currently valid certification.

Massachusetts Security and Storage Requirements (Medical)

An MTC must implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MTC. These measures must include: (i) allowing only registered qualifying patients, caregivers, dispensary agents, authorized persons, or approved outside contractors access to the MTC facility; (ii) preventing individuals from remaining on the premises of an MTC if they are not engaging in activities that are permitted; (iii) disposing of marijuana or by-products in compliance with the law; (iv) establishing limited access areas accessible only to authorized personnel; (v) storing finished marijuana in a secure locked safe or vault; (vi) keeping equipment, safes, vaults or secured areas securely locked; (vii) ensuring that the outside perimeter of the MTC is sufficiently lit to facilitate surveillance; and (viii) ensuring that landscaping or foliage outside of the MTC does not allow a person to conceal themselves. An MTC shall also utilize a security/alarm system that: (i) monitors entry and exit points and perimeter windows, (ii) includes a panic, duress, or holdup alarm, (iii) includes system failure notifications, (iv) includes 24-hour video surveillance of safes, vaults, sales areas, areas where marijuana is cultivated, processed or dispensed, and (v) includes date and time stamping of all recordings and the ability to produce a clear, color still photo. The security system shall have the capacity to remain operational during a power outage. The MTC must also maintain a backup alarm system with the capabilities of the primary system, and both systems are to be maintained in good working order and are to be inspected and tested at regular intervals.

Massachusetts Transportation Requirements (Medical)

Marijuana and marijuana-infused products, or MIPs, may be transported between licensed MTCs by MTC agents or agents of a licensed Marijuana Transporter on behalf of an MTC. MTCs or licensed Marijuana Couriers may, with CCC approval, transport marijuana or MIPS directly to registered qualifying customers and Caregivers as part of a home delivery program. An MTC shall staff transport vehicles with a minimum of two MTC agents. At least one agent shall remain with the vehicle when the vehicle contains marijuana or MIPs. Prior to leaving the origination location, an MTC must weigh, inventory, and account for, on video, the marijuana to be transported.

Marijuana products must be packaged in sealed, labeled, and tamper-proof or child-resistant packaging prior to and during transportation. In the case of an emergency stop, a log must be maintained describing the reason for the stop, the duration, the location, and any activities of personnel exiting the vehicle. An MTC shall ensure that transportation times and routes are randomized. Each MTC agent shall carry his or her CCC-issued Agent Registration Card when transporting marijuana or MIPs and shall produce it to CCC representatives or law enforcement officials upon request. Where videotaping is required when weighing, inventorying, and accounting of marijuana before transportation or after receipt, the video must show each product being weighed, the weight, and the manifest. An MTC must document and report any unusual discrepancy in weight or inventory to the CCC and local law enforcement within 24 hours.

An MTC shall report to the CCC and local law enforcement any vehicle accidents, diversions, losses, or other reportable incidents that occur during transport within 24 hours. An MTC shall retain transportation manifests for no less than one year and make them available to the CCC upon request. Vehicles used in transportation must be owned or leased, be properly registered, and contain a GPS system that is monitored during transport of marijuana and said vehicle must be inspected and approved by the CCC prior to use.

During transit, an MTC must ensure that: (i) marijuana or MIPs are transported in a secure, locked storage compartment that is part of the vehicle transporting the marijuana or MIPs; (ii) the storage compartment cannot be easily removed (for example, bolts, fittings, straps or other types of fasteners may not be easily accessible and not capable of being manipulated with commonly available tools); (iii) marijuana or MIPs are not visible from outside the vehicle; (iv) product is transported in a vehicle that bears no markings indicating that the vehicle is being used to transport marijuana or MIPs. Each MTC agent transporting marijuana or MIPs shall have access to a secure form of communication with personnel at the origination location when the vehicle contains marijuana or MIPs.

CCC Inspections (Medical)

The CCC or its agents may inspect an MTC and affiliated vehicles at any time without prior notice. An MTC shall immediately, upon request, make available to the CCC information that may be relevant to a CCC inspection, and the CCC may direct an MTC to test marijuana for contaminants. Any violations found may be noted in a deficiency statement that will be provided to the MTC, and the MTC shall thereafter submit a Plan of Correction to the CCC outlining with particularity each deficiency and the timetable and steps to remediate the same. The CCC shall have the authority to suspend or revoke an MTC License in accordance with the applicable regulations.

Regulation of the Adult-Use Cannabis Market in Massachusetts

Adult-use (recreational) marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The CCC licenses various types of adult-use marijuana businesses, including cultivators, product manufacturers, and retailers (referred to herein collectively as “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018. The CCC approved revised regulations for the adult-use program effective November 1, 2019, and January 8, 2021.

Massachusetts Licensing Requirements (Adult-Use)

Many of the same application requirements exist for an adult-use Marijuana Establishment license application as to those for a medical MTC application, and each person having “Direct or Indirect Control” must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host community agreement authorizing the location of the adult-use Marijuana Establishment within the municipality and a host community agreement certification form must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil, criminal, and administrative history of the applicant and all persons and entities having “Direct or Indirect Control.” The application must include, amongst other information, the proposed timeline for achieving operations, liability insurance, business plan, and a detailed summary describing the Marijuana Establishment’s proposed operating policies, including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records, diversity plans, and employee training protocols.

Massachusetts Dispensary Requirements (Adult-Use)

Marijuana retailers are subject to certain operational requirements in addition to those imposed on Marijuana Establishments generally. Dispensaries must immediately inspect consumers’ identification to ensure that everyone who enters is at least 21 years of age. Dispensaries may not sell more than one ounce of marijuana or five grams of marijuana concentrate per transaction. Point-of-sale systems must be approved by the CCC, and retailers must record sales data. Records must be retained and available for auditing by the CCC and Department of Revenue. Retailers are required to conduct monthly analyses of equipment and sales data to determine that such systems have not been altered or interfered with to manipulate sales data, and to report any such discrepancies to the CCC.

Dispensaries must also make educational materials available to consumers in commonly spoken languages designated by the CCC, with analogous materials for visually- and hearing-impaired persons. Such materials must include:

•
A warning that marijuana has not been analyzed or approved by the FDA, that there is limited information on side effects, that there may be health risks associated with using marijuana, and that it should be kept away from children;
•
A warning that when under the influence of marijuana, driving is prohibited, and machinery should not be operated;
•
Information to assist in the selection of marijuana, describing the potential differing effects of various strains of marijuana, as well as various forms and routes of administration;
•
Materials offered to consumers to enable them to track the strains used and their associated effects;
•
Information describing proper dosage and titration for different routes of administration, with an emphasis on using the smallest amount possible to achieve the desired effect and the impact of potency;
•
A discussion of tolerance, dependence, and withdrawal;
•
Facts regarding substance use disorder signs and symptoms, as well as referral information for substance use disorder treatment programs;
•
A statement that consumers may not sell marijuana to any other individual;
•
Information regarding penalties for possession or distribution of marijuana in violation of Massachusetts law; and
•
Any other information required by the CCC.

Massachusetts Security and Storage Requirements (Adult-Use)

Each Marijuana Establishment must implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Security measures taken by the establishments to protect the premises, employees, consumers, and the general public shall include, but not be limited to, the following:

•
Positively identifying and limiting access to individuals 21 years of age or older who are seeking access to the Marijuana
•
Establishment or to whom marijuana products are being transported;
•
Adopting procedures to prevent loitering and ensure that only individuals engaging in activity expressly or by necessary implication permitted by state law are allowed to remain on the premises;
•
Proper disposal of marijuana in accordance with applicable regulations;
•
Securing all entrances to the Marijuana Establishment to prevent unauthorized access;
•
Establishing limited access areas which shall be accessible only to specifically authorized personnel limited to include only the minimum number of employees essential for efficient operation;
•
Storing all finished marijuana products in a secure, locked safe or vault in such a manner as to prevent diversion, theft, or loss;
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
•
Prohibiting accessibility of security measures, such as combination numbers, passwords, or electronic or biometric security systems, to persons other than specifically authorized personnel;
•
Ensuring that the outside perimeter of the marijuana establishment is sufficiently lit to facilitate surveillance, where applicable;

•
Ensuring that all marijuana products are kept out of plain sight and are not visible from a public place, outside of the marijuana establishment, without the use of binoculars, optical aids, or aircraft;
•
Developing emergency policies and procedures for securing all product following any instance of diversion, theft, or loss of marijuana, and conduct an assessment to determine whether additional safeguards are necessary;
•
Establishing procedures for safe cash handling and cash transportation to financial institutions to prevent theft, loss, and associated risks to the safety of employees, customers, and the general public;
•
Sharing the Marijuana Establishment’s floor plan or layout of the facility with law enforcement authorities, and in a manner and scope as required by the municipality and identifying when the use of flammable or combustible solvents, chemicals, or other materials are in use at the Marijuana Establishment;
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

Vehicles must additionally be equipped with a video system that includes one or more cameras in the storage area of the vehicle and one or more cameras in the driver area of the vehicle. The video cameras must remain operational at all times during the transportation process and have the ability to produce a clear color still photo, whether live or recorded, with a date and time stamp embedded, and that does not significantly obscure the picture.

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

Regulatory Changes for Medical and Adult Use Marijuana in Massachusetts

The CCC voted to adopt significant amendments of both the medical and adult-use cannabis regulations at its meeting on November 30, 2020. The new regulations became effective on January 8, 2021. Significant changes included:

•
permitting Marijuana “Courier” Licensees to deliver directly to consumers from the premises of licensed marijuana retailer establishments and Marijuana Delivery Operators to purchase wholesale marijuana products directly from marijuana cultivation and product manufacturer establishments and deliver the products directly to consumers from the Delivery

Operator’s warehouse location. Both Marijuana Courier and Marijuana Delivery Operator Licensees are reserved for at least 36 months from the date the first Delivery Operator Licensee receives a notice to commence operations from the CCC for companies majority-owned and controlled by certified Economic Empowerment Priority Applicants or Social Equity Program Participant Applicants, for which Trulieve does not qualify;
•
permitting Personal Caregivers to be registered to care for more than one – and up to five – Registered Qualifying Patients at one time; and
•
permitting non-Massachusetts residents receiving end-of-life or palliative care or cancer treatment in Massachusetts to become Registered Qualifying Patients.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Massachusetts.

Regulation of the Cannabis Market in Nevada

Nevada became a medical marijuana state in 2001. In 2013, the Nevada legislature passed SB374, providing for state licensing of medical marijuana establishments. On November 8, 2016, Nevada voters passed the Nevada Marijuana Legalization Initiative, also known as Question 2, allowing for the sale of marijuana for adult use starting on July 1, 2017. In 2018, the Nevada Department of Taxation (the “DOT”) opened up applications for additional adult-use marijuana dispensary licenses. In December 2018, 61 additional marijuana dispensary licenses were issued by the DOT. Effective July 1, 2020, the Cannabis Compliance Board obtained regulatory oversight authority from the DOT.

Nevada Licenses and Regulations

There are four principal license categories in Nevada: (1) cultivation, (2) processing, (3) testing laboratory, and (4) sales facility. GreenMart is licensed to operate a medical and adult-use cultivation facility. These licenses are active within the State of Nevada. The licenses are independently issued for each approved activity for use at GreenMart’s facility in Nevada.

Under applicable laws, the licenses permit GreenMart to cultivate, process, package, and sell marijuana pursuant to the terms of the licenses, which are issued by the Cannabis Compliance Board under the provisions of Nevada Revised Statutes Title 56. If applications contain all required information, establishments are issued a medical and/or adult-use cannabis establishment license. In a local governmental jurisdiction that issues business licenses, the issuance by the Cannabis Compliance Board of a medical or adult-use cannabis establishment license is considered provisional until the local government has issued a business license for operation and an establishment is in compliance with all applicable local governmental ordinances. Licenses are valid for a period of one year, and the Nevada Cannabis Compliance Board shall issue a renewal license within ten days after the receipt of a renewal application and applicable fee if the license is not then under suspension or has not been revoked.

The cultivation license permits GreenMart to cultivate, process, test, package, and sell marijuana to retail marijuana stores, marijuana product manufacturing facilities, and other cultivation facilities.

The processing license permits GreenMart to acquire, possess, manufacture, deliver, transfer, transport, supply or sell edible marijuana products or marijuana-infused products to other marijuana production facilities or marijuana sales facilities. A distributor licensee must transport adult-use marijuana to sales facilities.

In connection with our management of GreenMart, we were issued a Temporary Marijuana Support Business License by the Department of Business License in Clark County, Nevada, on August 4, 2020.

Security Requirements

Licensees are required to ensure that licensed premises are enclosed and locked and that access is limited to officers, board members, and authorized agents. All other visitors must be escorted by an authorized agent. Cultivation facilities may not be visible from a public place by normal, unaided vision. Licensees are required to maintain security equipment to detect and deter unauthorized intrusion: (1) intrusion detection devices covering the entirety of the cultivation area and the perimeter and exterior of the facility, (2) exterior lighting sufficient to permit surveillance, (3) video cameras covering the entirety of the cultivation area and the perimeter and exterior of the facility, (4) immediate automatic notification to local law enforcement in the event of a breach of security. All malfunctions of security equipment must be logged and reported to local law enforcement and regulators.

Recordkeeping and Inventory Requirements

Licensees are required to maintain an inventory control system that tracks cannabis plants from seed to sale. The system must track key inventory figures on an ongoing basis: (1) each day’s beginning inventory, acquisitions, harvests, sales, disbursements, and disposal, (2) acquisitions from other cannabis establishments, (3) batches of cannabis cultivated, and (4) manufactured cannabis products and materials throughout the manufacturing process. The inventory control system must adequately document plant materials from seed to sale and reconcile raw materials and finished products on a per-job basis. The system must also provide for quarterly physical inventory counts.

Nevada Reporting Requirements

The State of Nevada uses METRC (Marijuana Enforcement Tracking Reporting & Compliance) as the State’s computerized T&T system for seed-to-sale. Effective November 1, 2017, all medical and adult-use marijuana establishments in Nevada must report their establishment data to the state of Nevada via METRC. Individual licensees, whether directly or through third-party integration systems, are required to push data to the State to meet all reporting requirements. Upon completion of its acquisition of GreenMart, we plan to use an in-house computerized seed-to-sale software that will integrate with METRC via API (GreenBits), which captures the required data points for cultivation and manufacturing as required in Nevada Revised Statutes section 678B. Nevada also requires licensees to submit quarterly physical inventory counts and monthly reports every quarter.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Nevada.

Regulation of the Medical Cannabis Market in Pennsylvania

The Pennsylvania medical marijuana program was signed into law on April 17, 2016, under Act 16, otherwise known as the Medical Marijuana Act, and provided access to state residents with one or more qualifying conditions. Pennsylvania has promulgated regulations to implement Act 16, which are primarily found in Chapters1131 through 1210 of Title 28 of the Pennsylvania Code.

Under Act 16, medical marijuana refers to marijuana obtained for certified medical use by a Pennsylvania resident with at least 1 of 23 qualifying medical conditions as set by the Pennsylvania Department of Health (“DOH”). Act 16 initially authorized 17 qualifying conditions; However, through regulatory approval, that list has expanded and now also includes any terminal illness, dyskinetic and spastic movement disorders, and opioid use disorder.

Under Act 16 and the DOH’s implementing regulations, patients who are residents of Pennsylvania and have a qualifying serious medical condition as certified by a physician are able to obtain medical marijuana at approved dispensaries within the Pennsylvania. A registered caregiver of an approved patient may also obtain medical marijuana from an approved dispensary. As of March 30, 2022, Pennsylvania does not permit home delivery of medical marijuana other than through a registered caregiver.

On June 30, 2021, Pennsylvania Governor Tom Wolf signed into law H.B. 1024 (also known as Act 44), which made revisions to Pennsylvania’s medical marijuana program, including codification of certain practices permitted under emergency orders issued in response to the COVID-19 pandemic. The changes permit a wider range of individuals to serve as caregivers, including employees of long-term care and nursing facilities. The changes also permit dispensaries some additional operational flexibilities, including providing limited, on-site outdoor order pickups, providing remote patient consultations, and providing medical dosages up to a 90 days' supply as opposed to a 30 days' supply.

Pennsylvania Permits and Regulations

Act 16 authorized two principal categories of permits for medical marijuana organizations (“MMO”): (1) a grower/ processor permit and (2) a dispensary permit. Act 16 authorized the DOH to issue up to 25 grower/processor permits and up to 50 dispensary permits. A dispensary permit holder may have up to three dispensary locations within the primary region in which the primary facility is located. Pennsylvania is divided into six regions, with permits being awarded based on the patient population.

Pennsylvania also allows for a clinical registrant permit, which allows clinical registrant permit holders to operate both a grower/processor operation and multiple dispensary locations. Additionally, clinical registrants must partner with an approved medical research institution within Pennsylvania to conduct marijuana-based clinical research programs. All permit holders are required to use the DOH-approved seed-to-sale tracking software for all inventory management and tracking. Pennsylvania currently utilizes the MJFreeway platform.

All grower/processor and dispensary facilities must register with the DOH. Registration certificates are valid for a period of one year and are subject to continuing reporting and annual renewal requirements. A grower/processor permit allows a permit holder to acquire wholesale from another grower/processor, possess, cultivate, and manufacture/process into medical marijuana products and/or medical marijuana-infused products, deliver, transfer, have tested, transport, supply, or sell marijuana and related supplies to medical marijuana dispensaries. A grower/processor may transport products itself or may contract with an approved transporter. A grower/processor is not limited to distributing in the region in which it is located and may distribute medical marijuana products to any approved dispensary facility within the Commonwealth.

Approved dispensaries may only purchase approved medical marijuana products from a permitted grower/processor and may only dispense to certified patients or caregivers who present valid identification cards. Prior to dispensing medical marijuana products to a patient or caregiver, the dispensary shall: (1) verify the validity of the patient or caregiver identification card using the electronic tracking system; and (2) review the information on the patient’s most recent certification by using the electronic tracking system to access the DOH’s database. The following requirements apply: (i) if a practitioner sets forth recommendations, requirements or limitations as to the form and/or dosage of a medical marijuana product on the patient certification, the medical marijuana product dispensed to a patient or caregiver by a dispensary must conform to those recommendations, requirements or limitations; (ii) if a practitioner does not set forth recommendations, requirements or limitations as to the form or dosage of a medical marijuana product on the patient certification, the physician, pharmacist, physician assistant or certified registered nurse practitioner employed by the dispensary and working at the facility shall consult with the patient or the caregiver regarding the appropriate form and dosage of the medical marijuana product to be dispensed; and (iii) the dispensary shall update the patient certification in the electronic tracking system by entering any recommendation as to the form or dosage of medical marijuana product that is dispensed to the patient.

On March 5, 2021, the DOH proposed permanent regulations relating to medical marijuana, replacing the temporary regulations that have governed the program throughout its history. These proposed regulations are in substantially the same form as the temporary regulations, with only a few distinctions, including: (1) an MMO’s change in ownership without the DOH’s knowledge and written approval of all individuals affiliated with the MMO would be a violation of the act and proposed rules; (2) dispensaries and grower/processors must supplement ongoing reports to the DOH with information related to the average price per unit of medical marijuana products sold, as opposed to the per-dose price; (3) the list of reasons for which the DOH may suspend or revoke an MMO’s permit is augmented by adding falsification of information on any applications submitted to the DOH; and (4) principals, as well as employees, who have direct contact with patients or caregivers or who physically handle medical marijuana plants, seeds and products must also complete training. It is anticipated that the regulations will be finalized in 2022.

Pennsylvania Permit Categories/Types

Trulieve has various interests in entities with permits for retail operations and grower/processor operations in Pennsylvania.

Pennsylvania Department of Health Inspections

The Pennsylvania Department of Health may conduct announced or unannounced inspections or investigations to determine the MMO’s compliance with its permit. An investigation or inspection may include an inspection of an MMO’s site, facility, vehicles, books, records, papers, documents, data, and other physical or electronic information.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Pennsylvania.

Regulation of the Medical Cannabis Market in West Virginia

On April 19, 2017, West Virginia Governor Jim Justice signed into law Senate Bill 386, which created a medical cannabis program for West Virginia residents with serious medical conditions, and permits medical cannabis to be cultivated, processed, and dispensed to registered patients in essentially non-combustible forms. The program is administered by the West Virginia Bureau for Public Health, Office of Medical Cannabis. The Office has authority to (1) issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, (2) register medical practitioners who certify patients as having qualifying serious medical conditions, and (3) register and oversee patients with qualifying conditions.

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

Medical cannabis products initially allowed were pills, oils, gels, creams, ointments, tinctures, liquid, and non-whole plant forms for administration through vaporization. In 2020, the legislature passed SB 339, adding “dry leaf or plant form.” Dispensaries cannot sell edibles, but medical cannabis products could be mixed into food or drinks by patients themselves. Vaporization (or oils) is allowed, but smoking is prohibited.

In addition to Senate Bill 386, codified in Chapter 16A of the West Virginia Code, the Office of Medical Cannabis has also promulgated regulations governing the activities of growers, processors, laboratories, dispensaries, and general provisions of West Virginia’s medical marijuana program.

The West Virginia statute creates three categories of licenses that a cannabis business may obtain: (1) grower, (2) processor, and (3) dispensary, corresponding to the growing of medical cannabis, the processing of cannabis plants into the products permitted under West Virginia law, and sales to registered patients, respectively. The statute provides that the Office may issue up to ten grower permits, ten processor permits, and one hundred dispensary permits and that it may not (1) issue more than one grower permit to one person, (2) issue more than one processor permit to one person, and (3) issue more than ten dispensary permits to one person.

The Office of Medical Cannabis awarded ten grower permits on October 3, 2020. It awarded ten processor permits on November 13, 2020. It awarded one hundred dispensary permits on January 29, 2021, and announced that beginning February 3, 2021, West Virginia residents with qualifying medical conditions would be able to begin to submit applications to become registered patients.

Permits issued by the Office of Medical Cannabis are effective for one year from the date of issuance and may be renewed by applicants in good standing with the terms of a currently effective permit. Permits may be suspended or revoked on the basis of failure to prevent diversion of medical cannabis or violation of laws and rules applicable to medical cannabis businesses.

All permittees are required to make use of a state-mandated electronic tracking system that is accessible to the Office of Medical Cannabis. Permittees are also subject to requirements related to security and surveillance, recordkeeping and record retention, the acquisition, growth, and processing of medical cannabis, delivery and transportation, and controls on dispensing, including amounts and prices permitted. Growers and processors are required to contract with independent laboratories to test their products according to Office of Medical Cannabis rules.

Dispensaries are prohibited from dispensing cannabis products to anyone other than a registered patient or caregiver who presents a valid identification card from the Office of Medical Cannabis. Dispensing amounts are limited to those indicated in a registered patient’s certification by his/her medical practitioner, and in any event, a dispensary may not dispense more than a 30-day supply at a given time.

The Office of Medical Cannabis is permitted to conduct announced or unannounced inspections of permittees to determine their compliance with West Virginia law and regulations, and may inspect a permittee’s site, records, and other data, and may interview employees, principals, operators, and financial backers of the permittee. The Office of Medical Cannabis will have free access to review and, if necessary, make copies of books, records, papers, documents, data, or other physical or electronic information that relates to the business of the dispensary, including financial data, sales data, shipping data, pricing data, and employee data. The Office of Medical Cannabis will have free access to any area within a site or facility that is being used to store medical cannabis for testing purposes and are permitted to collect test samples for testing at an approved laboratory.

Permittees must have security and surveillance systems utilizing commercial-grade equipment to prevent unauthorized entry and to prevent and detect an adverse loss. The security systems must incorporate a professionally monitored security alarm system that is operational 24 hours a day, seven days a week, and records all activity in images capable of clearly revealing facial detail; have the ability to clearly and accurately display the date and time; record all images captured by each surveillance camera for a minimum of two years in a format that may be easily accessed for investigative purposes; and utilize a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings are stored. Permittees must install commercial-grade, nonresidential doors and door locks on each external door of the facility, with keys or key codes for all doors remaining in possession of designated authorized individuals. During all nonworking hours, all entrances to and exits from the site and facility must be securely locked. Permittees must install lighting to ensure proper surveillance both inside and outside of the facility. Access to rooms containing security and surveillance monitoring equipment must be limited to persons who are essential to maintaining security and surveillance operations; federal, state, and local law enforcement; security and surveillance system service employees; the bureau or its authorized agents; and other persons with the prior written approval of the Office of Medical Cannabis.

A permittee is permitted to transport and deliver medical cannabis to a medical cannabis organization or an approved laboratory. A grower/processor may contract with a third-party contractor for delivery so long as the contractor complies with the Office of Medical Cannabis’ rules and regulations. A grower/processor must use a global positioning system to ensure safe, efficient delivery of the medical cannabis to a medical cannabis organization or an approved laboratory. Vehicles permitted to transport medical cannabis must be equipped with a secure lockbox or locking cargo area, have no markings that would either identify or indicate that the vehicle is being used to transport medical cannabis, be capable of being temperature-controlled for perishable medical cannabis, as appropriate, display current state inspection stickers and maintain a current state vehicle registration, and be insured in an amount that is commercially reasonable and appropriate. Medical cannabis stored inside the transport vehicle may not be visible from the outside of the transport vehicle. A transport vehicle is subject to inspection by the bureau or its authorized agents, law enforcement, or other federal or state officials if necessary to perform the government officials’ functions and duties.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in West Virginia.

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the FTC, into allegedly anticompetitive, unfair, deceptive, or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.

Employees and Human Capital Resources

As of December 31, 2021, we had over 9,000 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Since the opening of our first store in 2016, our workforce has grown dramatically, including personnel in our cultivation, production, transportation and retail divisions, along with our executive and support services teams. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding its human capital. Please refer above to our discussion captioned “Diversity, Inclusion & Equity (DE&I)” for additional information regarding our programs to develop diversity, inclusion and equity in our workforce.

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

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. The following are certain factors concerning our business, growth prospects, cash flows, results of operations and financial condition that should be considered together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing herein. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K, although, these risks and uncertainties are not the only ones we face. If any of the following risks actually occur, our business, growth prospects, cash flows, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our Subordinate Voting Shares could decline, and you may lose part or all of your investment. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, growth prospects, cash flows, financial condition and results of operations. Risks that we believe are material to us as of the date of this Annual Report on Form 10-K include the following:

Risks Related to Our Business and Industry

•
the illegality of cannabis under federal law;
•
the uncertainty regarding the regulation of cannabis in the U.S.;
•
the effect of constraints on marketing our products;
•
the risks related to the newness of the cannabis industry;
•
the effect of risks due to industry immaturity;
•
the risk we may not be able to grow our product offerings and dispensary services;
•
the effect of risks related to material acquisitions, investments, dispositions and other strategic transactions;
•
the effect of risks related to growth management;
•
the effect of restricted access to banking and other financial services by cannabis businesses and their clients;
•
our ability to comply with potential future FDA regulations;
•
the effect of restrictions under U.S. border entry laws;

•
the effect of heightened scrutiny that we may face in the U.S. and Canada and the effect it could have to further limit the market of our securities for holders in the U.S.;
•
our expectation that we will incur significant ongoing costs and obligations related to our infrastructure, growth, regulatory compliance and operations;
•
the effect of a limited market for our securities for holders in the U.S.;
•
the effect of outbreaks of pandemic diseases, fear of such outbreaks or economic disturbances due to such outbreaks, particularly the impact of the COVID-19 pandemic;
•
our ability to locate and obtain the rights to operate at preferred locations;
•
the effect of unfavorable tax treatment for cannabis businesses;
•
the effect of taxation on our business in the U.S. and Canada;
•
the effect of the lack of bankruptcy protections for cannabis businesses;
•
the effect of risks related to being a holding company;
•
our ability to enforce our contracts;
•
the effect of intense competition in the cannabis industry;
•
our ability to obtain cannabis licenses or to maintain such licenses;
•
the risks our subsidiaries may not be able to obtain their required licenses;
•
our ability to accurately forecast operating results and plan our operations;
•
the effect of agricultural and environmental risks;
•
our ability to adequately protect our intellectual property;
•
the effect of risks of civil asset forfeiture of our property;
•
the effect of risks related to ineffective internal controls over financial reporting;
•
the effect of risks related to a known material weakness in our internal control over financial reporting;
•
our dependency on key personnel;
•
the risks of a greater likelihood of an IRS audit of cannabis-related businesses;
•
the effect of product liability claims;
•
the effect of unfavorable publicity or consumer perception;
•
the effect of product recalls;
•
potential criminal prosecution or civil liabilities under RICO;
•
the effect of security risks related to our products and our information technology systems;
•
the effect of risks related to misconduct by our service providers and business partners;
•
the effect of risks related to labor union activity;
•
the effect of risks related to our products;
•
the effect of risks related to our significant indebtedness;
•
our ability to obtain adequate insurance coverage;
•
the effect of risks related to key utility services on which we rely;

Risks Related to Owning Subordinate Voting Shares

•
the possibility of no positive return on our securities;
•
the effect of additional issuances of our securities in the future;

•
the effect of sales of substantial amounts of our shares in the public market;
•
volatility of the market price and liquidity risks on our shares;
•
the lack of sufficient liquidity in the markets for our shares;

Risks Related to Being a Public Company

•
the increased costs as a result of being a U.S. reporting company;
•
the effect of being an “emerging growth company.”

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

We may be subject to constraints on and differences in marketing our products under varying state laws.

Certain of the states in which we operate have enacted strict regulations regarding marketing and sales activities on cannabis products. There may be restrictions on sales and marketing activities imposed by government regulatory bodies that could hinder the development of our business and operating results. Restrictions may include regulations that specify what, where and to whom product information and descriptions may appear and/or be advertised. Marketing, advertising, packaging and labeling regulations also vary from state to state, potentially limiting the consistency and scale of consumer branding communication and product education efforts. The regulatory environment in the U.S. limits our ability to compete for market share in a manner similar to other industries. If we are unable to effectively market our products and compete for market share, or if the costs of compliance with government legislation and regulation cannot be absorbed through increased selling prices for our products, our sales and operating results could be adversely affected.

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

We are also subject to a variety of laws and regulations in the U.S. that involve money laundering, financial recordkeeping and proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the U.S.

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

The re-classification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

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

Because cannabis remains illegal under U.S. federal law, those investing in Canadian companies with operations in the U.S. cannabis industry could face detention, denial of entry or lifetime bans from the United States as a result of their business associations with U.S. cannabis businesses. Entry into the United States happens at the sole discretion of United States Customs and Border Patrol, or CBP, officers on duty, and these officers have wide latitude to ask questions to determine the admissibility of a non-U.S. citizen or foreign national. The government of Canada has started warning travelers on its website that previous use of cannabis, or any substance prohibited by U.S. federal law, could mean denial of entry to the United States. Business or financial involvement in the cannabis industry in the United States could also be reason enough for denial of entry into the United States. On September 21, 2018, the CBP released a statement outlining its current position with respect to enforcement of the laws of the United States. It stated that Canada’s legalization of cannabis will not change CBP enforcement of U.S. laws regarding controlled substances. According to the statement, because cannabis continues to be a controlled substance under U.S. law, working in or facilitating the proliferation of the marijuana industry in U.S. states where it is legal under state law may affect admissibility to the United States. On October 9, 2018, the CBP released an additional statement regarding the admissibility of Canadian citizens working in the legal cannabis industry in Canada. CBP stated that a Canadian citizen working in or facilitating the proliferation of the legal cannabis industry in Canada who seeks to come into the United States for reasons unrelated to the cannabis industry will generally be admissible to the United States; however, if such person is found to be coming into the United States for reasons related to the cannabis industry, such person may be deemed inadmissible. As a result, the CBP has affirmed that employees, directors, officers, and managers of and investors in companies involved in business activities related to cannabis in the United States (such as Trulieve), who are not U.S. citizens face the risk of being barred from entry into the United States for life.

As a cannabis company, we may be subject to heightened scrutiny in Canada and the United States that could materially adversely impact the liquidity of the Subordinate Voting Shares.

Our existing operations in the United States, and any future operations, may become the subject of heightened scrutiny by regulators, stock exchanges and other authorities in the United States and Canada.

Given the heightened risk profile associated with cannabis in the United States, the Canadian Depository for Securities, or CDS, may implement procedures or protocols that would prohibit or significantly impair the ability of CDS to settle trades for companies that have cannabis businesses or assets in the United States.

On February 8, 2018, following discussions with the Canadian Securities Administrators and recognized Canadian securities exchanges, the TMX Group, the parent company of CDS, announced the signing of a Memorandum of Understanding, which we refer to as the TMX MOU, with Aequitas NEO Exchange Inc., the CSE, the Toronto Stock Exchange, and the TSX Venture Exchange. The TMX MOU outlines the parties’ understanding of Canada’s regulatory framework applicable to the rules, procedures, and regulatory oversight of the exchanges and CDS as it relates to issuers with cannabis-related activities in the U.S. The TMX MOU confirms, with respect to the clearing of listed securities, that CDS relies on the exchanges to review the conduct of listed issuers. As a result, there is no CDS ban on the clearing of securities of issuers with cannabis-related activities in the U.S. However, there can be no assurances given that this approach to regulation will continue in the future. If such a ban were to be implemented, it would have a material adverse effect on the ability of holders of the Subordinate Voting Shares to settle trades. In particular, the Subordinate Voting Shares would become highly illiquid until an alternative was implemented, and investors would have no ability to effect a trade of the Subordinate Voting Shares through the facilities of a stock exchange.

We expect to incur significant ongoing costs and obligations related to our investment in infrastructure, growth, regulatory compliance and operations.

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

In certain markets the local municipality has authority to choose where any cannabis establishment will be located. These authorized areas are frequently removed from other retail operations. Because the cannabis industry remains illegal under U.S. federal law, the disadvantaged tax status of businesses deriving their income from cannabis, and the reluctance of the banking industry to support cannabis businesses, it may be difficult for us to locate and obtain the rights to operate at various preferred locations. Property owners may violate their mortgages by leasing to us, and those property owners that are willing to allow use of their facilities may require payment of above fair market value rents to reflect the scarcity of such locations and the risks and costs of providing such facilities.

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

Pursuant to IRC Section 7874, we are classified as a U.S. corporation for U.S. federal income tax purposes and are subject to U.S. federal income tax on our worldwide income. Regardless of any application of IRC Section 7874, however, we expect to be treated as a Canadian resident company for purposes of the Canadian Income Tax Act, as amended. As a result, we are subject to taxation both in Canada and the U.S., which could have a material adverse effect on our financial condition and results of operations.

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

Our subsidiaries may not be able to obtain or maintain necessary permits and authorizations.

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

Because U.S. federal and state laws prevent widespread participation in and otherwise hinder market research in the medical and adult-use cannabis industry, the third-party market data available to us is limited and unreliable. Accordingly, we must rely largely on our own market research to forecast sales as detailed forecasts are not generally obtainable from other sources at this early stage of the cannabis industry. Our market research and projections of estimated total retail sales, demographics, demand, and similar consumer research are based on assumptions from limited and unreliable market data, and generally represent the personal opinions of our management team. A failure in the demand for our products to materialize as a result of competition, technological change or other factors could have a material adverse effect on our business, results of operations, financial condition or prospects.

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

We may encounter unknown environmental risks.

There can be no assurance that we will not encounter hazardous conditions, such as asbestos or lead, at the sites of the real estate used to operate our businesses, which may delay the development of our businesses. Upon encountering a hazardous condition, work at our facilities may be suspended. If we receive notice of a hazardous condition, we may be required to correct the condition prior to continuing construction. If additional hazardous conditions were present, it would likely delay construction and may require significant expenditure of our resources to correct the conditions. Such conditions could have a material impact on our investment returns.

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

As disclosed in the Company’s Form 10-Q for the quarter ended September 30, 2021 and Item 9A of this Annual Report on Form 10-K, our management team identified errors in the accounting for leases, asset acquisitions, and classification of assets. In addition, during the development of the annual tax provision an error in the tax basis of assets acquired was identified. Management reviewed these errors identifying the root cause due to the control environment component of internal control as the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. During 2021, even though a material misstatement was not identified in the Company’s financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

We have taken actions toward the remediation of the material weakness in our internal control over financial reporting including: adding additional positions including Chief Accounting Officer, Director of Financial Reporting, Assistant Controller, Director of Shared Services, Northeast Controller, and Tax Director to provide enhanced oversight and technical experience in certain areas important to financial reporting; engaging third party experts to assist management in assessing current processes and designing improved processes and controls for the consolidated Company; adding a Chief Technology Officer to enhance the information technology environment including automation of processes and controls and finalization of an ongoing SAP implementation; and reviewing business processes surrounding leases, acquisitions, and other complex financial reporting areas to identify and being the implementation of enhanced procedures related to internal controls. Nonetheless, the material weaknesses in the Company’s internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. As of the date of this Annual Report on Form 10-K, management is in the process of testing and evaluating these additional controls to determine whether they are operating effectively. We plan to continue to take additional steps to remediate the material weakness and improve our financial reporting systems and implement new policies, procedures and controls. If we do not successfully remediate the material weakness described above, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement.

We are highly dependent on certain key personnel.

We depend on key managerial personnel, including Kim Rivers, our Chief Executive Officer, for our continued success, and our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified management personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could harm our business development programs and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues, and could have a material adverse effect on our business, financial condition and results of operations.

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

Manufacturers and distributors of products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, such as contamination, unintended harmful side effects or interactions with other substances, packaging safety and inadequate or inaccurate labelling disclosure. The list includes specified vape products produced in our Pennsylvania operations. If any of our products are recalled due to an alleged product defect or for any other reason, we could be required to incur the unexpected expense of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management attention. Although we have detailed procedures in place for testing our products, there can be no assurance that any quality, potency or contamination problems will be detected in time to avoid unforeseen product recalls, regulatory action or lawsuits. Additionally, if one of our significant brands were subject to recall, the image of that brand and our company generally could be harmed. Any recall could lead to decreased demand for our products and could have a material adverse effect on our results of operations and financial condition. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management attention and potential legal fees and other expenses.

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

Given the nature of our product and its limited legal availability, we are at significant risk of theft at our facilities. A security breach at one of our facilities could expose us to additional liability and to potentially costly litigation, increase expenses relating to the resolution and future prevention of these breaches and may deter potential customers from choosing our products.

In addition, we collect and store personal information about our customers and we are responsible for protecting that information from privacy breaches. We store certain personally identifiable information and other confidential information of our customers on our systems and applications. Though we maintain robust, proprietary security protocols, we may experience attempts by third parties to obtain unauthorized access to the personally identifiable information and other confidential information of our customers. This information could also be otherwise exposed through human error or malfeasance. The unauthorized access or compromise of this personally identifiable information and other confidential information could have a material adverse impact on our business, financial condition and results of operations.

A privacy breach may occur through procedural or process failure, information technology malfunction, or deliberate unauthorized intrusions. Theft of data for competitive purposes, particularly customer lists and preferences, is an ongoing risk whether perpetrated via employee collusion or negligence or through deliberate cyber-attack. Any such theft or privacy breach would have a material adverse effect on our business, financial condition and results of operations.

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

We face exposure to fraudulent or illegal activity by employees, contractors, consultants and agents, which may subject us to investigations and actions.

We are exposed to the risk that any of the employees, independent contractors and consultants of our company and our subsidiaries may engage in fraudulent or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violates, (i) government regulations, (ii) manufacturing standards,

(iii) federal and local healthcare fraud and abuse laws and regulations, or (iv) laws that require the true, complete and accurate reporting of financial information or data. It may not always be possible for us to identify and deter misconduct by our employees and other third parties, and the precautions taken by us to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. We cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. If any such actions are instituted against us, and we are not successful in defending or asserting our rights, those actions could have a material impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our reputation and ability to do business may be negatively impacted by the improper conduct by our business partners, employees or agents.

In certain states, we depend on third-party suppliers to produce and ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers.

Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. Any improper acts or allegations could damage our reputation and subject us to civil or criminal investigations and related stockholder lawsuits, could lead to substantial civil and criminal monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general. Currently, there is no labor organization that has been recognized as a representative of our employees with the exception of the employees at our affiliated Reading, Pennsylvania cultivation and processing facility. However, it is possible that certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

Our ability to make certain payments or advances will be subject to applicable laws and contractual restrictions in the instruments governing our indebtedness, including the $70.0 million in aggregate principal amount of notes we issued on June 18, 2019, the $60.0 million in aggregate principal amount of notes we issued on November 7, 2019 and the $350.0 million aggregate principal amount of senior secured notes that we issued on October 6, 2021. The contractual restrictions in the instruments governing such notes include restrictive covenants that limit our discretion with respect to certain business matters. These covenants place restrictions on, among other things, our ability to create liens or other encumbrances, to pay distributions or make certain other payments, and to sell or otherwise dispose of certain assets. A failure to comply with such obligations could result in a default, which, if not cured or waived, could permit acceleration of the relevant indebtedness. Our significant indebtedness could have important consequences, including: (i) our ability to obtain additional financing for working capital, capital expenditures, or acquisitions may be limited; and (ii) all or part of our cash flow from operations may be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for operations. These factors may adversely affect our cash flow. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially and adversely affect our business, results of operations, and financial condition.

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

Risks Related to Owning Subordinate Voting Shares

A return on our securities is not guaranteed.

There is no guarantee that our Subordinate Voting Shares will earn any positive return in the short term or long term. A holding of Subordinate Voting Shares is speculative and involves a high degree of risk and should be undertaken only by holders whose financial resources are sufficient to enable them to assume such risks and who have no need for immediate liquidity in their investment. A holding of Subordinate Voting Shares is appropriate only for holders who have the capacity to absorb a loss of some or all of their holdings.

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

Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of December 31, 2021, we had an aggregate of 519,169.999 Multiple Voting Shares outstanding, which were convertible into an aggregate of 51,916,999 Subordinate Voting Shares. If all or a substantial portion of our Multiple Voting Shares are converted into Subordinate Voting Shares, the potential for sales of substantial numbers of Subordinate Voting Shares may increase. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should it desire to do so.

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

(v) release or expiration of transfer restrictions on our issued and outstanding shares; (vi) regulatory changes affecting the cannabis industry generally and our business and operations; (vii) announcements by us and our competitors of developments and other material events; (viii) fluctuations in the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility, as well as disruptions to health crisis (such as the COVID-19 pandemic), severe weather events, or armed conflicts (such as the conflict between Ukraine and Russia); significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (xi) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xii) false or negative reports issued by individuals or companies who have taken aggressive short sale positions; and (xiii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.

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

Risks Related to Being a Public Company

We are subject to increased costs as a result of being a U.S. reporting company.

As a public issuer, we are subject to the reporting requirements and rules and regulations under the applicable Canadian securities laws and rules of any stock exchange on which our securities may be listed from time to time. In addition, we became subject to the reporting requirements of the United States Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder on February 4, 2021. Additional or new regulatory requirements may be adopted in the future. The requirements of existing and potential future rules and regulations will increase our legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources, which could adversely affect our business, financial condition, and results of operations.

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

We have no material properties.

Item 3. Legal Proceedings.

There are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ property is the subject matter.

There have been no penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this prospectus.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Price and Volume

The Subordinate Voting Shares are traded on the CSE under the symbol “TRUL.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated for the periods indicated.

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume (#)
Year Ended December 31, 2021
Fourth Quarter (through December 31, 2021)	$29.05	$43.75	27,122,860
Third Quarter (September 30, 2021)	$29.54	$48.34	21,068,170
Second Quarter (June 30, 2021)	$43.20	$59.60	22,111,976
First Quarter (March 31, 2021)	$39.26	$67.45	26,428,456

Year Ended December 31, 2020
Fourth Quarter (through December 31, 2020)	$23.63	$42.30	30,428,249
Third Quarter (September 30, 2020)	$16.81	$35.08	30,465,852
Second Quarter (June 30, 2020)	$11.95	$18.92	14,113,517
First Quarter (March 31, 2020)	$8.09	$15.34	18,658,398

Source: Bloomberg.

The Subordinate Voting Shares are also traded on the OTCQX under the symbol “TCNNF.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated.

Period	Low Trading Price ($)	High Trading Price ($)	Volume (#)
Year Ended December 31, 2021
Fourth Quarter (through December 31, 2021)	$23.10	$34.75	26,893,469
Third Quarter (September 30, 2021)	$23.38	$39.01	23,772,558
Second Quarter (June 30, 2021)	$34.52	$47.49	20,283,884
First Quarter (March 31, 2021)	$31.62	$53.73	29,364,111

Year Ended December 31, 2020
Fourth Quarter (through December 31, 2020)	$17.37	$33.45	27,585,871
Third Quarter (September 30, 2020)	$12.38	$26.50	26,497,216
Second Quarter (June 30, 2020)	$8.35	$14.03	14,145,962
First Quarter (March 31, 2020)	$5.74	$11.81	14,971,972

Source: Bloomberg.

The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of March 23, 2022, there were approximately 371 shareholders of record of our Subordinate Voting Shares, 34 holders of record of our Multiple Voting Shares, and no holders of record of our Super Voting Shares.

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

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our Subordinate Voting Shares from September 25, 2018, when the Company began trading on the CSE, through December 31, 2021, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on September 25, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in US Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Below are the specific companies included in the peer group.

•
Columbia Care Inc.
•
Cresco Labs Inc.
•
Curaleaf Holdings Inc.
•
Green Thumb Industries Inc.
•
TerrAscend Corp.
•
Verano Holdings Corp.

During the year ended December 31, 2021, the Company determined the above identified peer group was more in line with the Company's operations and market capitalization than those identified in the prior year.

Historical Index

The following graph compares, for the period from September 25, 2018 (the day we commenced trading on the OTCQX Best Market) through December 31, 2021, the cumulative total return on our Subordinate Voting Shares, the CSE Composite Index and the Horizons Marijuana Index that consists of the North American publicly listed life sciences companies with significant business activities in the marijuana industry. The graph assumes $100 was invested on September 25, 2018, in the Subordinate Voting Shares of Trulieve, Inc., the CSE Composite Index and the Horizons Marijuana Index, and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

These performance graphs and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2021 were reported in a Form 8-K or Form 10-Q filed with the SEC.

Item 6. [Reserved]

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

Overview

Trulieve is a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in ten states and has received notice of intent to award a license in an eleventh state. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona and Pennsylvania. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only Arizona, California, Colorado, Connecticut, Massachusetts, and Nevada have adopted legislation permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered managed service agreements in the states in which they operate. As of March 16, 2022, we operated 162 dispensaries, with 113 dispensaries in Florida, 19 affiliated dispensaries in Pennsylvania, 17 dispensaries in Arizona, five dispensaries in California, three dispensaries in Maryland, two dispensaries in Massachusetts, two dispensaries in West Virginia and one dispensary in Connecticut, and we operated cultivation and processing facilities in Arizona, Colorado, Florida, Maryland, Massachusetts, Nevada, Pennsylvania, and West Virginia. As of December 31, 2021, we employed over 9,000 people and we are committed to providing patients and adult consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations.

Our business and operations center around the Trulieve brand philosophy of “Customers First” which permeates our culture beginning with high- quality and efficient cultivation and manufacturing practices, focus on the consumer experience at Trulieve branded and affiliated retail locations, at our in-house call center and where available at customer residences through a robust home delivery program. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain which mitigates third-party risks and allows us to completely control product quality and brand experience. We believe that this contributes to high customer retention and brand loyalty. We successfully operate our core business functions of cultivation, production and distribution at scale, and are skilled at rapidly increasing capacity without any interruption to existing operations.

Trulieve has identified five regional geographic hubs in the U.S. and has established cannabis operations in three of the five hubs: Southeast, Northeast, and Southwest. In each of our three regional hubs we have market leading positions in cornerstone states and additional operations and assets in other state markets. Our hubs are managed by national and regional management teams supported by our corporate headquarters in Florida.

Southeast Hub

Our southeast hub operations are anchored by our cornerstone market of Florida. Trulieve was the first licensed operator in the medical market in Florida with initial sales in 2016. Publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve has the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state as of December 31, 2021. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery.

As of December 31, 2021, Trulieve operated cultivation and processing facilities across thirteen sites and 111 retail dispensaries throughout the state. In accordance with Florida law, Trulieve grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures. In furtherance of our customer-first focus, we have developed a suite of Trulieve branded products, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives customers the ability to select the product that consistently delivers the desired effect and in their preferred method of delivery.

In Georgia, Trulieve received a Notice of Intent to award a Class 1 Production License from the Georgia Access to Medical Cannabis Commission in July 2021. The Notice of Intent to award is a notice of the Georgia Access to Medical Cannabis Commission’s expected contract award to Trulieve GA pending resolution of a protest process. If the contract is awarded, Trulieve GA will hold one of two Class 1 Production Licenses in the state and will be permitted to cultivate cannabis for the manufacture of low tetrahydrocannabinol, or THC oil.

Northeast Hub

Our northeast hub operations are anchored by our cornerstone market of Pennsylvania.

We conduct cultivation, processing, and retail operations through its direct and indirect subsidiaries with permits for retail operations and grower/processor operations in Pennsylvania. These subsidiaries operate cultivation and processing facilities in McKeesport, Reading, and Carmichael, Pennsylvania to support our affiliated network of retail dispensaries and wholesale distribution network across the state.

We operate three medical dispensaries and conducts wholesale sales supported by cultivation and processing in Hancock, Maryland.

We operate two retail dispensaries in Massachusetts, serving medical adult use customers in Northampton and adult use customers in Worcester. Our retail operations are supported by cultivation and manufacturing operations in Holyoke. We commenced wholesale sales in September 2021. Trulieve was the first to offer sales of clones supporting home grow for residents in the Massachusetts market in August 2021.

We operate a medical cannabis dispensary located in Bristol, Connecticut. Under Connecticut’s adult-use cannabis legislation, which was enacted July 1, 2021, Trulieve can seek regulatory approval to expand sales at this dispensary to include adult use sales.

We operate two medical dispensaries in Morgantown and Weston, West Virginia, supported by cultivation and processing operations in Huntington, West Virginia. Trulieve has been awarded and has acquired permits to operate up to a total of nine dispensaries in West Virginia.

Southwest Hub

Our southwest hub operations are anchored by our cornerstone market of Arizona. In Arizona, Trulieve holds a market-leading position, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products. We also serve medical and adult use customers in California. Trulieve conducts wholesale operations in Nevada and Colorado, serving the medical and adult use markets in each state.

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

Other Income (Expense), Net

Interest and other income (expense), net consist primarily of interest income, interest expense, and the impact of the revaluation of the liability classified warrants.

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

As we operate in the cannabis industry, we are subject to the limits of IRC Section 280E under which we are only allowed to deduct expenses directly related to costs of goods sold.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenue

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Revenues, net of discounts	$938,385	$521,533	$416,852	80%

Revenue for the year ended December 31, 2021 was $938.4 million, an increase of $416.9 million, from $521.5 million for the year ended December 31, 2020. Increase in revenue is the result of increased locations, increased or new wholesale operations in specific markets, organic growth in retail sales due to an increase in products available for purchase and overall customer count and acquisitions, most notably the acquisition of Harvest Health & Recreation, Inc. ("Harvest") in October 2021.

Cost of Goods Sold

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Cost of goods sold	$372,255	$135,116	$237,139	176%
% of total revenues	40%	26%

Cost of goods sold for the year ended December 31, 2021 was $372.3 million, an increase of $237.1 million, from $135.1 million for the year ended December 31, 2020, primarily in correlation with the increase in revenues. Cost of goods sold as a percentage of revenue increased from 26% for the year ended December 31, 2020 to 40% for the year ended December 31, 2021 due to our inventory step-up related to acquisitions, increased wholesale business which is generally lower margin than retail sales, increased depreciation related to capital expenditures in cultivation and processing to support business growth and expansion into new markets which are not fully vertical, resulting in the sale of third party products, and therefore yield lower margin than the Florida vertical market.

Gross Profit

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Gross profit	$566,130	$386,417	$179,713	47%
% of total revenues	60%	74%

Gross profit for the year ended December 31, 2021 was $566.1 million, up $179.7 million or 47% from $386.4 million for the year ended December 31, 2020, as a result of an increase in retail sales due to an increase in the number of dispensaries and customer count. Gross profit as a percentage of revenue decreased from 74% for the year ended December 31, 2020 to 60%, for the year ended December 31, 2021. This decrease is caused by inventory step-up related to acquisitions, increased wholesale business, which is generally lower margin than retail sales, increased depreciation related to capital expenditures in cultivation and processing to support business growth, expansion into new markets which are not fully vertical and therefore yield lower margin than the Florida vertical market and macro-economic factors centered around prices and labor.

Sales and Marketing Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Sales and marketing expenses	$215,144	$119,395	$95,749	80%
% of total revenues	23%	23%

Sales and marketing expenses increased from $119.4 million for the year ended December 31, 2020, to $215.1 million for the year ended December 31, 2021, an increase of $95.7 million. The increase in sales and marketing is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
General and administrative expenses	$100,573	$36,056	$64,517	179%
% of total revenues	11%	7%

General and administrative expenses for the year ended December 31, 2021 increased to $100.6 million from $36.1 million for the year ended December 31, 2020, an increase of $64.5 million. The increase in general and administrative expense is the result of significant expenses incurred to acquire and integrate new subsidiaries, most notably Harvest.

Impairment and Disposal of Long-lived Assets

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Loss on impairment and disposal of long-lived assets	$5,371	$63	$5,308	8,425%
% of total revenues	1%	0%

Loss on impairment and disposal of long-lived assets for the year ended December 31, 2021 increased to 5.4 million from $63 for the year ended December 31, 2020, an increase of 5.3 million. The increase is primarily due to the write off of certain licenses in our Southwest hub due to market changes and the disposal of certain long-lived assets.

Depreciation and Amortization Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Depreciation and amortization expense	$48,096	$12,600	$35,496	282%
% of total revenues	5%	2%

Depreciation and amortization expenses for the year ended December 31, 2021 was $48.1 million, up $35.5 million, or 282%, from $12.6 million for the year ended December 31, 2020. The overall increase in depreciation and amortization expenses was due to amortization of intangibles acquired and fair valued in acquisitions, investment in infrastructure that resulted in more capitalized assets from the additional dispensaries. Furthermore, depreciation expense increased due to additional finance leases added.

Total Other Income (Expense), Net

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Total other expense, net	$33,440	$60,854	$(27,414)	(45)%
% of total revenues	(4)%	(12)%

Total other income (expense), net for the year ended December 31, 2021 was $33.4 million, a decrease of $27.4 million or (45)%, from $60.9 million for the year ended December 31, 2020. The overall decrease is primarily driven by $42.7 million of other expense due to revaluation of warrants, offset by increased interest expense.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. As a result of this, the Public Warrants converted to equity and eliminated the necessity of revaluation expense on these warrants. The Company did acquire Canadian dollar warrants in the acquisition of Harvest and recorded income related to the revaluation of these warrants in the fourth quarter of the year ended December 31, 2021. Additionally, interest expense increased as a result of new debt to support business growth, additional finance leases and additional construction finance liabilities acquired in the Harvest acquisition.

Provision for Income Taxes

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Provision for income taxes	$146,061	$94,451	$51,610	55%
Effective tax rate	89%	60%

Income tax expense for the year ended December 31, 2021 increased to $146.1 million from $94.5 million for the year ended December 31, 2020, an increase of $51.6 million as a result of a $179.7 million increase in gross profit for the same periods. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The increase in income tax expense is due to the significant increase in gross profit as well as an increase in expenses with are not tax deductible under 280E

Net Income

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Net income and comprehensive income	$17,445	$62,998	$(45,553)	(72)%

Net income for the year ended December 31, 2021 was $17.4 million, a decrease of $45.6 million or 72%, from $63.0 million for the year ended December 31, 2020. The decrease in net income was driven primarily by an increase in revenue due to increased dispensary locations, expansion of wholesale business, and acquisitions. This increase in revenue was offset by increased cost of goods sold driven by inventory step-up, expansion into new markets which are not fully vertical and therefore yield lower margin than Florida, and increased depreciation related to capital expenditures in cultivation and processing. In addition, increases in sales and marketing and general and administrative expenses such significant expenses incurred to acquire and integrate new subsidiaries, most notably Harvest, increases in personnel costs, dispensary expenses, depreciation and amortization, interest expense, ramping infrastructure and go-forward compliance, all contributed to the offset in net income. Income taxes also significantly increased period over period due to higher gross profit.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Revenue, Net of Discounts

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Revenues, net of discounts	$521,533	$252,819	$268,714	106%

Revenue for the year ended December 31, 2020 was $521.5 million, an increase of $268.7 million, from $252.8 million for the year ended December 31, 2019. Increase in revenue is primarily the result of an increase in our organic growth in retail sales due to the increase in products available for purchase and overall customer count. In addition, we opened 28 additional dispensaries for the year ended December 31, 2020, which increased retail sales year over year.

Cost of Goods Sold

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Cost of goods sold	$135,116	$60,982	$74,134	122%
% of total revenues	26%	24%

Cost of goods sold for the year ended December 31, 2020 was $135.1 million, an increase of $74.1 million, from $61.0 million for the year ended December 31, 2019 due to increased retail sales as a result of our increase in dispensaries and customer count. Our cost of goods sold as a percentage of revenue increased from 24% for the year ended December 31, 2019 to 26% for the year ended December 31, 2020 due to the change in product mix, expansion into new markets, one-time costs associated with the implementation of SAP, and inventory flow-through.

Gross Profit

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Gross profit	$386,417	$191,837	$194,580	101%
% of total revenues	74%	76%

Gross profit for the year ended December 31, 2020 was $386.4 million, an increase of $194.6 million, from $191.8 million for the year ended December 31, 2019. Gross profit as a percentage of revenue decreased from December 31, 2019 compared to December 31, 2020 from 76% to 74%, respectively. This decrease is caused by an increase in depreciation related to capital expenditures in cultivation and processing to support business growth, expansion into new markets, one-time costs associated with the SAP implementation, inventory flow-through and product mix.

Sales and Marketing Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Sales and marketing expenses	$119,395	$59,349	$60,046	101%
% of total revenues	23%	23%

Sales and marketing expenses increased from $59.3 million for the year ended December 31, 2019, to $119.4 million for the year ended December 31, 2020, an increase of $60.0 million. The increase in sales and marketing is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
General and administrative expenses	$36,056	$14,071	$21,985	156%
% of total revenues	7%	6%

General and administrative expenses for the year ended December 31, 2020 increased to $36.1 million from $14.1 million for the year ended December 31, 2019 an increase of $22.0 million. The increase in general and administrative expense is primarily the result of entering new markets and ramping up our infrastructure to support growth initiatives and go-forward compliance.

Impairment and Disposal of Long-lived Assets

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Loss on impairment and disposal of long-lived assets	$63	$67	$(4)	(6)%
% of total revenues	0%	0%

During the years ended December 31, 2020 and December 31, 2019 the Company had a nominal amount of disposals on property and equipment.

Depreciation and Amortization Expenses

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Depreciation and amortization expenses	$12,600	$5,079	$7,521	148%
% of total revenues	2%	2%

Depreciation and amortization expenses for the year ended December 31, 2020 were $12.6 million, up $7.5 million, or 148% from $5.1 million for the year ended December 31, 2019. The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in more capitalized assets from the additional dispensaries. Furthermore, depreciation expense increased due to additional finance leases added.

Total Other Income (Expense), Net

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Total other expense	$60,854	$9,590	$51,264	535%
% of total revenues	12%	4%

Total other expense for the year ended December 31, 2020 was $60.9 million, an increase of $51.3 million or 535%, from $9.6 million for the year ended December 31, 2019. The overall increase is the result of our revaluation of debt warrants impacted by the increases in our stock value which were originally denominated in Canadian dollars. The expense for the year ended December 31, 2020 was $42.7 million compared to $0.8 million for the year ended December 31, 2019.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the issued and outstanding subordinate voting share purchase warrants of the Company (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25. As a result of this, the Public Warrants converted to equity and eliminated the necessity of revaluation expense in future periods. Additionally, interest expense increased as a result of the addition of finance leases to support business growth, for the year ended December 31, 2020.

Provision for Income Taxes

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Provision for income taxes	$94,451	$50,586	$43,865	87%
Effective tax rate	60%	49%

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

Net Income and Comprehensive Income

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2020	2019	$ %
	(dollars in thousands)
Net income and comprehensive income	$62,998	$53,095	$9,903	19%

Net income for the year ended December 31, 2020 was $63.0 million, an increase of $9.9 million, or 19%, from $53.1 million for the year ended December 31, 2019. The increase in net income was driven primarily by an increase in retail sales as a result of opening twenty-eight additional dispensaries in Florida during the year ended December 31, 2020. This net increase to net income was offset by gross profit which was driven by increased depreciation related to capital expenditures in cultivation and processing, expansion into new markets, one-time costs associated with the SAP implementation, inventory flow-through and product mix. In addition, increases in sales and marketing and general and administrative expenses such as personnel costs, dispensary expenses, depreciation, interest expense, costs of entering new markets, ramping up infrastructure and go-forward compliance, all contributed to the offset in net income. Income taxes also significantly increased period over period due to higher profit. Lastly, other expense increased as a result of the revaluation of our debt warrants for the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. Our current, principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $230.6 million and $146.7 million as of December 31, 2021 and 2020, respectively.

We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Annual Report on Form 10-K through at least the next 12 months.

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

The following table presents our cash and outstanding debt as of the dates indicated:

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$230,646	$146,713
Outstanding debt and warrant liabilities
Notes payable	16,600	6,000
Notes payable - related party	—	12,011
Private placement notes	462,929	117,165
Warrant liabilities	2,895	—
Operating lease liabilities	131,970	31,397
Finance lease liabilities	71,429	38,935
Construction finance liabilities	176,189	82,047
Total debt and warrant liabilities	$862,012	$287,555

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Year Ended
	December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$12,898	$99,643	$19,073
Net cash used in investing activities	(215,184)	(174,654)	(94,672)
Net cash provided by financing activities	289,232	129,911	142,982
Net increase in cash and cash equivalents	86,946	54,900	67,383
Cash, cash equivalents, and restricted cash, beginning of year	146,713	91,813	24,430
Cash, cash equivalents, and restricted cash, end of year	$233,659	$146,713	$91,813

Cash Flow from Operating Activities

Net cash provided by operating activities was $12.9 million for the year ended December 31, 2021, a decrease of $86.7 million, compared to $99.6 million net cash provided by operating activities during the year ended December 31, 2020. This is primarily due to acquisitions, most notably Harvest, and the resulting integration and transaction costs as well as the inventory step-up and increased depreciation and amortization expenses

Net cash provided by operating activities was $99.6 million for the year ended December 31, 2020, an increase of $80.6 million, compared to $19.1 million net cash provided by operating activities during the year ended December 31, 2019. This is primarily due to organic growth of our business partially offset by net working capital including inventory, as we ramp the business to support the growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $215.2 million for the year ended December 31, 2021, an increase of $40.5 million, compared to the $174.7 million net cash used in investing activities for the year ended December 31, 2020. The increase is due to the increase of property and equipment purchases for the construction of additional dispensaries and continued expansion of our cultivation and processing facilities. This increase is offset by the sale of the Florida license that occurred simultaneously with the acquisition of Harvest as well as the cash acquired through the Harvest acquisition.

Net cash used in investing activities was $174.7 million for the year ended December 31, 2020, an increase of $80.0 million, compared to the $94.7 million net cash used in investing activities for the year ended December 31, 2019. The increase is due to an acquisition in 2020 and the increase of property and equipment purchases for the construction of additional dispensaries and continued expansion of our cultivation and processing facilities during the year ended December 31, 2020.

Cash Flow from Financing Activities

Net cash provided by financing activities was $289.2 million for the year ended December 31, 2021, an increase of $159.3 million, compared to the $129.9 million net cash provided by financing activities for the year ended December 31, 2020. The increase was primarily related to proceeds from private placement notes and proceeds from the private placement issuance of shares offset by payments on notes that occurred for the year ended December 31, 2021.

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

Funding Sources

Finance Liability, “June Warrants” and “November Warrants”

On June 18, 2019, we completed an offering using our Canadian prospectus of 70,000 units (the “June Units”), comprised of an aggregate principal amount of US$70.0 million of 9.75% senior secured notes maturing in 2024 (the “June Notes”) and an aggregate amount of 1,470,000 subordinate voting share warrants (each individual warrant being a “June Warrant”) at a price of US$980 per June Unit for gross proceeds of US$68.6 million. Each June Unit was comprised of one June Note issued in denominations of $1,000 and 21 June Warrants.

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

Secured Promissory Notes

On October 6, 2021, the Company closed on a private placement of 8% Senior Secured Notes (the "“Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Notes were issued at 100% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes mature on October 6, 2026 and may be redeemed in whole or in part, at any time from time to time, on or after October 6, 2023 at the applicable redemption price set forth in the trust indenture dated as of June 18, 2019 (the “Base Indenture”), as supplemented by a supplemental trust indenture dated as of October 6, 2021 (the “Supplemental Indenture” and, the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), by and between the Company and Odyssey Trust Company, as trustee. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest, and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes. The Indenture governing the Notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to, among other things, declare or pay dividends or make certain other payments; purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments; conduct certain asset sales or consolidate, merge or transfer all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis; make certain restricted investments, incur certain indebtedness or grant certain liens, or enter into certain affiliate transactions. These covenants are subject to a number of other limitations and exceptions as set forth in the Indenture.

Unsecured Promissory Notes

On April 10, 2017, we entered into an unsecured promissory note with a 12% annual interest rate, which was amended in January 2019 to extend the maturity by three years to 2022, with a balance as of December 31, 2019 of $4.0 million. On December 17, 2017, we entered into a promissory note dated December 7, 2017, with a 12% annual interest rate and a balance as of December 31, 2019 of $2.0 million. Each promissory note is due in 2022. The promissory notes were repaid in full during the year ended December 31, 2021.

Related Party Promissory Notes

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note was held by Traunch Four, LLC, an entity whose direct and indirect owners included Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, George Hackney, all of whom are directors of Trulieve, and certain of Richard May’s family members. The Rivers Note was held by Kim Rivers. Each promissory note had a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were repaid in November 2021.

In February 2019, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $0.3 million. The loan was issued in March 2019. The Company determined that the stated interest rate was below market rates and recorded an insignificant debt discount using an annual discount interest rate of 12%.

Balance Sheet Exposure

At December 31, 2021 and 2020, 100% of our balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Annual Report on Form 10-K.

Contractual Obligations

At December 31, 2021, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Accounts payable and accrued liabilities	$94,073	$—	$—	$—	$94,073
Notes payable	10,144	5,376	19	1,061	16,600
Private placement notes	—	130,000	350,000	—	480,000
Operating lease liabilities	21,826	42,267	40,510	110,758	215,361
Finance lease liabilities	12,102	26,281	21,234	42,311	101,928
Construction finance liabilities	22,463	47,143	48,771	427,747	546,124
Total	$160,608	$251,067	$460,534	$581,877	$1,454,086

For additional information on our commitments for financing arrangements, future lease payments and other obligations, see Item 8, Note 10. Notes Payable, Note 12. Private Placement Notes, Note 13. Leases, Note 14. Construction Finance Liabilities, and Note 20. Commitments and Contingencies, for additional information.

Critical accounting policies and estimates

Critical accounting estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and underlying assumptions are reviewed on an ongoing basis. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Actual results may differ from these estimates, and revisions to accounting estimates are recognized in the period in which the estimate is revised.

Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below.

Inventory

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

Accounting for Acquisitions and Business Combinations

Classification of an acquisition as a business combination or an asset acquisition depends on whether the assets acquired constitute a business, which can be a complex judgment. Whether an acquisition is classified as a business combination or asset acquisition can have a significant impact on the entries made on and after acquisition.

In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgement in estimating the probability and timing of when earn-outs are expected to be achieved, which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows.

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets have the greatest sensitivity to the estimated discount rate used in the valuation. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.

The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

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

Impairment Assessments

Impairment assessment estimates applies to goodwill, long-lived assets, and right-of-use assets.

Goodwill is allocated at the date the goodwill is initially recorded. We evaluate goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicates the carrying value may not be recoverable. We review our long-lived assets, such as property and equipment, intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Significant judgment and estimates are required when determining the fair value of these assets for impairment tests.

Share-Based Payment Arrangements

We use the Black-Scholes pricing model to determine the fair value of options and warrants granted to employees and directors under share-based payment arrangements, where appropriate. In estimating fair value, management is required to make certain assumptions and estimates such as the expected life of units, volatility of future share price, risk free rates, and future dividend yields at the initial grant date. Changes in assumptions used to estimate fair value could result in materially different results.

Commitments and Contingencies

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Periodically, the Company reviews the status of each significant matter and assesses the potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable, and the amount can be reliably estimated, such amount is recognized in contingencies. Contingent liabilities are measured at management’s best estimate of the expenditure required to settle the obligation at the end of the reporting period and are discounted to present value where the effect is material. The Company performs evaluations to identify onerous contracts and, where applicable, records contingent liabilities for such contracts.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company uses judgment to select the methods used to make certain assumptions and in performing the fair value calculations in order to determine (a) the values attributed to each component of a transaction at the time of their issuance; (b) the fair value measurements for certain instruments that require subsequent measurement at fair value on a recurring basis; and (c) for disclosing the fair value of financial instruments. These valuation estimates could be significantly different because of the use of judgment and the inherent uncertainty in estimating the fair value of these instruments that are not quoted in an active market.

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

Leases

ASC Topic 842 is a standard that requires lessees to increase transparency and comparability among organization by requiring the recognition of Right of Use Assets “ROU” assets and lease liabilities on the balance sheet. The requirements of this standard include a significant increase in required disclosures to meet the objectives of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard was effective beginning January 1, 2019 and the standard was adopted using the modified retrospective transition approach, which allows us to recognize a cumulative effect adjustment to the opening balance of accumulated deficit in the period of adoption rather than restate comparative prior year periods.

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

Share Based Compensation

We account for share-based compensation expense in accordance with FASB ASC 718 Compensation – Stock Compensation, which requires the measurement and recognition of share-based compensation expense based on estimated fair values, for all stock based payment awards made to employees. We measure the share-based payment awards based on its estimated fair value of the awards using the Black-Scholes option pricing model, and the fair value of the Company’s common stock on the date of grant, for the warrants and options. We measure the share-based payment awards based on its estimated fair value of the awards using the Black-Scholes option pricing model for warrants and options, and the fair value of the Company’s common stock on the date of grant for restricted stock awards ("RSUs").

Off-Balance Sheet Arrangements

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Management’s Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as inventory step-up for fair value adjustments in purchase accounting, integration and transition costs, acquisition and transaction costs, other non-recurring costs, expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as VIEs but not legally controlled and operated by the Company, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. During the year ended December 31, 2021, the Company adjusted the definition of Adjusted EBITDA to include expenses incurred as a result of the COVID-19 pandemic. Adjusted EBITDA for the year ended December 31, 2020 has been adjusted to reflect this current definition. Additionally, certain reclassifications have been made to Adjusted EBITDA for prior periods to conform to the current period presentation.

Trulieve reports Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measures noted above are metrics that have been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

As noted above, our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of Adjusted EBITDA from net income, the most directly comparable financial measure calculated in accordance with GAAP, has been included herein immediately following our discussion of “Adjusted EBITDA”.

Adjusted EBITDA

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2021	2020	$ %
	(in thousands)
Adjusted EBITDA	$384,581	$260,077	$124,504	48%

Adjusted EBITDA for the year ended December 31, 2021, was $384.6 million, an increase of $124.5 million or 48%, from $260.1 million for the year ended December 31, 2020. The following table presents a reconciliation of GAAP net income (loss) to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income and comprehensive income attributable to common shareholders	$18,032	$62,998	$53,095
Add (deduct) impact of:
Interest expense	34,787	20,237	9,050
Provision for income taxes	146,061	94,451	50,586
Depreciation and amortization	48,096	12,600	5,079
Depreciation included in cost of goods sold	24,073	11,542	7,992
EBITDA	271,049	201,828	125,802
Inventory step up, fair value	41,189	955	—
Integration and transition costs	25,601	—	—
Acquisition and transaction costs	15,831	4,724	—
Share-based compensation and related premiums	13,444	2,765	—
Other non-recurring expenses	6,797	—	—
COVID related expenses	6,188	9,125	—
Loss on impairment and disposal of long-lived assets	5,371	63	67
Results of entities not legally controlled	458	—	—
Other expense (income), net	(1,139)	(2,062)	(266)
Change in fair value of derivative liabilities - warrants	(208)	42,679	806
Total adjustments	113,532	58,249	607
Adjusted EBITDA	$384,581	$260,077	$126,409

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

Credit Risk

Management does not believe that the Company has credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2021. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. As of December 31, 2021, our cash balances consisted of bank deposits and a money market fund. Our private placement debt (aggregate amount of $480 million) and long-term debt (aggregate amount of $16.6 million) bears interest at fixed rates. As of December 31, 2021, we also have lease obligations and construction finance liabilities of $203.4 million and $176.2 million, respectively. Interest rates on existing leases and construction finance liabilities typically do not change unless there is a modification to an underlying agreement. Changes in market interest rates impact the fair value of our derivative liabilities of which the balance is $2.9 million as of December 31, 2021, the term of which expires in April 2023, and as such there is no significant interest rate exposure for the derivative liabilities. Therefore exposure to market risk for changes in interest rates is limited.

See Item 7, Liquidity and Capital Resources, for additional information.

Concentration Risk

Our operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania. Should economic conditions deteriorate within that region, our results of operations and financial position would be negatively impacted.

General Economic Risk

Our operations could be affected by the economic context should the unemployment level, interest rates or inflation reach levels that influence consumer trends and spending and, consequently, impact our sales and profitability.

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

The Company’s financial instruments that are measured at fair valued on a recurring basis consist of money market funds and a warrant liability. Our financial instruments where carrying value approximates the fair value include cash, accounts payable and accrued liabilities, notes payable, notes payable related party, operating lease liability, finance lease liability, other long-term liabilities and construction finance liability. Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

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

In connection with the preparation of this Form 10-K, as of December 31, 2021, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that as of December 31, 2021, we did not maintain effective disclosure controls and procedures because of the material weakness in internal control over financial reporting described below under the caption “—Material Weakness in Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

As of December 31, 2021, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the foregoing evaluation, our management concluded that our internal controls over financial reporting were not effective because of the material weakness identified in our internal control over financial reporting discussed below, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in our Quarterly Report on Form 10-Q as of September 30, 2021 and "Item 1A. Risk Factors" management identified errors in the accounting for leases, asset acquisitions, and classification of assets. Management reviewed these errors identifying the root cause due to the control environment component of internal control as the Company did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. During 2021, even though a material misstatement was not identified in the Company’s financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

During the testing for the Company’s audit, it was determined that the primary user access controls and program change management controls over information technology systems were not effectively designed or implemented to ensure appropriate authorization and segregation of duties.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in the overall control environment, management, with the oversight of the Audit Committee of the Board of Directors, has taken a number of remediation actions during the year ended December 31, 2021, and are continuing our actions. Remediation actions taken during the year are outlined below.

•
Added additional positions including Chief Accounting Officer (“CAO”), Executive Director of Financial Reporting, Assistant Controller, Regional Controllers, and Tax Director to provide enhanced oversight and technical experience in certain areas important to financial reporting.
•
Engaged third party experts to assist management in assessing current processes and designing improved processes and controls for the consolidated Company.
•
Added a Chief Technology Officer (“CTO”) to enhance the information technology environment including automation of processes and controls and finalization of an ongoing SAP implementation. There have also been additional Directors positions added to the Information Technology organization.
•
Reviewed business processes surrounding leases, acquisitions, and other complex financial reporting areas to identify and implement enhanced procedures related to internal controls.
•
Additional program change management controls over information technology systems implemented and are in the process of adding additional access and segregation of duties controls over financial relevant systems.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of the material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions as well as those being implemented currently, when complete, will be effective in the remediation of the material weaknesses described above.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Documents filed as a part of this Annual Report on Form 10-K:

(1)
Financial Statements—See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report on Form 10-K.

(2)
Financial Statement Schedules—See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3)
Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

2.1

Merger Agreement, dated September 11, 2018, by and between Schyan Exploration Inc./Exploration Schyan Inc., Schyan Sub, Inc., and Trulieve, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

2.2

Arrangement Agreement, dated May 10, 2021, between Trulieve Cannabis Corp. and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

2.3

Agreement and Plan of Merger, dated September 16, 2020, by and among Pioneer Leasing and Consulting LLC, the members thereof, Raymond Boyer, as the representative of each seller thereunder, Trulieve PA Merger Sub 2 Inc. and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

2.4

Agreement and Plan of Merger, dated September 16, 2020, by and among PurePenn LLC, the members thereof, Trulieve Cannabis Corp. and Trulieve PA Merger Sub 1, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

3.1

Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.1

Subordinate Voting Shares Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.2

Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September 21, 2018, by and between Trulieve, Inc. and Kim Rivers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.3

Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September 21, 2018, by and between Trulieve, Inc. and George Hackney, Jr. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.4

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and Craig Kirkland (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.5

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and the Jason B. Pernell Family Trust dated July 31, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.6

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve Cannabis Corp. and Michael J. O’Donnell as Trustee of the Michael J. O’Donnell Revocable Trust (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.7

Trust Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.8

Warrant Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.9

Supplemental Warrant Indenture, dated November 7, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.10

Supplemental Warrant Indenture, dated December 10, 2020, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.11+	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.12

Supplemental Trust Indenture, dated as of October 6, 2021, between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021 (File No. 000-56248))

4.13

Supplemental Warrant Indenture, dated as of October 1, 2021, between Trulieve Cannabis Corp., Harvest Health & Recreation, Inc. and Odyssey Trust Company (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.14

Replacement Purchase Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated October 1, 2021, issued by Trulieve Cannabis Corp. to Russon Holdings Limited (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.15

Form of Warrant to Purchase Subordinate Voting Shares of Harvest Health & Recreation Inc., dated May 10, 2019, issued to Purchasers of 7% Unsecured Convertible Debentures (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.16

Warrant dated April 23, 2020 issued by Harvest Health & Recreation, Inc. to Cumberland Property Leasing, LLC (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.17‡

Restricted Share Unit Award Agreement dated as of September 15, 2021 by and between Trulieve Cannabis Corp. and Jason B. Pernell Family Trust, as the assignee of Jason Pernell (replaced the Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and the Jason B. Pernell Family Trust dated July 31, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021 (File No. 000-56248))

4.18‡

Restricted Share Unit Award Agreement dated as of September 15, 2021 by and between Trulieve Cannabis Corp. and Kim Rivers (replaced the Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September 21, 2018, by and between Trulieve, Inc. and Kim Rivers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021 (File No. 000-56248))

10.1‡	Schyan Exploration Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.2‡

Form of Director and Officer Indemnity Agreement, dated September 21, 2018, by and between Trulieve Cannabis Corp. and each of Kim Rivers, Thad Beshears, George Hackney, Richard S. May, Michael J. O’Donnell and Jason Pernell (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.3‡

Form of Share Distribution Agreement (Organized Trade), dated July 2020, by and between Trulieve Cannabis Corp. and F. Ashley May, Frederick B. May Family Irrevocable Trust – 2018, John B. May Family Irrevocable Trust 2018, Elizabeth Bailey May, Elizabeth S May, Frederick B. May, Peter T. Healy, John B. May Sr., Richard S. May, Susan E Thronson, Jason Pernell, Kim Rivers, Thomas L Millner and Shade Leaf Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.4‡

Share Distribution Agreement (Trading Plan), dated July 2020, by and between Trulieve Cannabis Corp. and Thad Beshears (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.5

Lease Agreement between One More Wish, LLC and Trulieve, Inc., dated April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.6

Lease Agreement between One More Wish II, LLC and Trulieve, Inc., dated August 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.7

Loan and Security Agreement, by and between Traunch Four, LLC, and George Hackney, Inc., dated May 24, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.8

Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Traunch Four, LLC, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 and that certain Second Amendment to Promissory Note dated as of March 2, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.9

Consulting Agreement, dated April 21, 2020 between Dickinson & Associates, Inc., and Trulieve Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.10

Coattail Agreement, dated September 21, 2018, by and among Trulieve Cannabis Corp., Odyssey Trust Company and holders of the Super Voting Shares (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.11

Share Conversion Agreement by and between Trulieve Cannabis Corp. and Kim Rivers (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.12

Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Raymond Boyer, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.13

Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Gabriel A. Perlow, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.14

Membership Interest Purchase Agreement, dated September 16, 2020, by and among Keystone Relief Centers LLC, the sellers set forth therein, Dr. Robert Capretto, as the representative of each seller set forth therein, Trulieve PA LLC and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.15

Asset Purchase Agreement, dated October 1, 2020, by and between Life Essence, Inc. and Patient Centric of Martha’s Vineyard Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.16

Asset Purchase Agreement, dated December 1, 2020, by and among Life Essence, Inc. Trulieve Cannabis Corp., Sammartino Investments, LLC, Natures’s Remedy of Massachusetts, Inc. and John Brady (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.17

Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Kim Rivers, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 and that certain Second Amendment to Promissory Note dated as of March 2, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.18

Registration Rights Agreement, dated July 7, 2021, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Michael J. Badey, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

10.19‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Kimberly Rivers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.20‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Alex D’Amico (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.21‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Eric Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.22‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Rebecca Young (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.23‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Kyle Landrum (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052)

10.24‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Tim Morey (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

10.25‡

Executive Employment Agreement, dated December 24, 2021, by and between Trulieve Cannabis Corp. and Steve White (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 (File No. 000-56248))

10.26	Form of Voting Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.27	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.28‡

Harvest Health and Recreation Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 6, 2021 (File No. 333-260098))

10.29‡

Harvest Health and Recreation Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 6, 2021 (File No. 333-260098))

10.30‡	Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021 (File No. 000-56248))

18.1+	Preferability Letter of Marcum LLP

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

23.1+	Consent of MNP LLP

23.2+	Consent of Marcum LLP

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Appendix A (Licenses and Permits)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

+ Filed herein.

‡ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: March 30, 2022	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim Rivers	Director, Chief Executive Officer	March 30, 2022
Kim Rivers	(Principal Executive Officer)

/s/ Alex D’Amico	Chief Financial Officer	March 30, 2022
Alex D’Amico	(Principal Financial Officer)

/s/ Rebecca Young	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2022
Rebecca Young

/s/ Thad Beshears	Director	March 30, 2022
Thad Beshears

/s/ Peter Healy	Director	March 30, 2022
Peter Healy

/s/ Richard May	Director	March 30, 2022
Richard May

/s/ Thomas Millner	Director	March 30, 2022
Thomas Millner

/s/ Jane Morreau	Director	March 30, 2022
Jane Morreau

/s/ Gianella Alvarez	Director	March 30, 2022
Gianella Alvarez

/s/ Susan Thronson	Director	March 30, 2022
Susan Thronson

Trulieve Cannabis Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trulieve Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trulieve Cannabis Corp. (the “Company”) as of December 31, 2021, the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for deferred tax assets and liabilities in acquisitions.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

West Palm Beach, FL
March 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trulieve Cannabis Corp.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments for the Change in Accounting Principle and the Revision of Previously Issued Financial Statements described in Note 2, the accompanying consolidated balance sheet of Trulieve Cannabis Corp. (the Company) as of December 31, 2020, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements, before the effects of the adjustments for the Change in Accounting Principle and the Revision of Previously Issued Financial Statements described in Note 2, present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020, and the results of its consolidated operations and its consolidated cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the Change in Accounting Principle and the Revision of Previously Issued Financial Statements described in Note 2 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by the successor auditor.

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

Ottawa, Canada

March 22, 2021

TRULIEVE CANNABIS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$230,646	$146,713
Restricted cash	3,013	—
Accounts receivable, net	8,854	308
Inventories, net	212,188	98,312
Prepaid expenses and other current assets	68,189	16,119
Notes receivable - current portion	1,530	—
Total current assets	524,420	261,452
Property and equipment, net	779,916	314,045
Right of use assets - operating, net	125,973	30,076
Right of use assets - finance, net	66,764	36,904
Intangible assets, net	1,117,982	92,596
Goodwill	765,358	67,176
Other assets	18,312	7,527
Notes receivable, net	12,147	—
TOTAL ASSETS	$3,410,872	$809,776
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	94,073	41,199
Income tax payable	27,610	5,875
Deferred revenue	7,168	7,178
Notes payable - current portion, net	10,052	2,000
Notes payable - related party - current portion	—	12,011
Operating lease liabilities - current portion	9,840	3,277
Finance lease liabilities - current portion	6,185	3,877
Construction finance liabilities - current portion	991	—
Contingencies	13,017	704
Total current liabilities	168,936	76,121
Long-Term Liabilities:
Notes payable	6,456	4,000
Warrant liabilities	2,895	—
Operating lease liabilities	122,130	28,120
Finance lease liabilities	65,244	35,058
Private placement notes, net	462,929	117,165
Other long-term liabilities	8,400	3,915
Construction finance liabilities	175,198	82,047
Deferred tax liabilities	251,311	15,447
TOTAL LIABILITIES	1,263,499	361,873
Commitments and contingencies (see Note 20)
SHAREHOLDERS' EQUITY
Common Stock, no par value; unlimited shares authorized as of December 31, 2021 and 2020. 180,504,172 issued and outstanding as of December 31, 2021 and 119,573,998 issued and outstanding as of December 31, 2020, respectively.	—	—
Additional paid-in-capital	2,008,100	328,214
Accumulated earnings	137,721	119,689
Non-controlling interest	1,552	—
TOTAL SHAREHOLDERS' EQUITY	2,147,373	447,903
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,410,872	$809,776

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	2021	2020	2019
Revenues, net of discounts	$938,385	$521,533	$252,819
Cost of goods sold	372,255	135,116	60,982
Gross profit	566,130	386,417	191,837
Expenses:
Sales and marketing	215,144	119,395	59,349
General and administrative	100,573	36,056	14,071
Depreciation and amortization	48,096	12,600	5,079
Loss on impairment and disposal of long-lived assets	5,371	63	67
Total expenses	369,184	168,114	78,566
Income from operations	196,946	218,303	113,271
Other income (expense):
Interest expense	(34,787)	(20,237)	(9,050)
Change in fair value of derivative liabilities - warrants	208	(42,679)	(806)
Other income, net	1,139	2,062	266
Total other expense	(33,440)	(60,854)	(9,590)
Income before provision for income taxes and non-controlling interest	163,506	157,449	103,681
Provision for income taxes	146,061	94,451	50,586
Net income and comprehensive income	17,445	62,998	53,095
Less: Net loss and comprehensive loss attributed to non-controlling interest	(587)	—	—
Net income and comprehensive income attributed to common shareholders	$18,032	$62,998	$53,095
Basic net income per common shareholder	$0.13	$0.55	$0.48
Diluted net income per common shareholder	$0.12	$0.53	$0.46
Weighted average number of common shares used in computing net income per common share:
Basic	139,366,940	113,572,379	110,206,103
Diluted	146,757,286	118,325,724	115,317,942

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Earnings	Non- Controlling Interest	Total
Balance, January 1, 2019	85,246,600	13,750,451	11,135,117	110,132,168	75,218	3,596	—	78,814
Market interest debt	—	—	—	—	10	—	—	10
Conversions of Super and Multiple Voting Shares to Subordinate Voting Shares	(17,433,300)	(7,089,077)	24,522,377	—	—	—	—	—
Shares issued for cash - warrant exercises	—	—	214,178	214,178	964	—	—	964
Net income and comprehensive income	—	—	—	—	—	53,095	—	53,095
Balance, December 31, 2019	67,813,300	6,661,374	35,871,672	110,346,346	$76,192	$56,691	$—	$132,883
Share-based compensation	—	—	—	—	2,765	—	—	2,765
Reclassification of warrants to equity	—	—	—	—	52,570	—	—	52,570
Shares issued for cash - warrant exercises	—	—	2,723,411	2,723,411	11,459	—	—	11,459
Contingent consideration payable in shares	—	—	—	—	65,000	—	—	65,000
Exercise of stock options	—	—	9,180	9,180	—	—	—	—
Issuance of shares in private placement, net of issuance costs	—	—	4,715,000	4,715,000	83,228	—	—	83,228
Shares issued for PurePenn, LLC and Solevo Wellness acquisitions	—	—	1,780,061	1,780,061	37,000	—	—	37,000
Conversions of Multiple Voting to Subordinate Voting Shares	(9,630,800)	(5,222,337)	14,853,137	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	62,998	—	62,998
Balance, December 31, 2020	58,182,500	1,439,037	59,952,461	119,573,998	$328,214	$119,689	$—	$447,903
Share-based compensation	—	—	—	—	9,254	—	—	9,254
Exercise of stock options	—	—	75,716	75,716	352	—	—	352
Shares issued for cash - warrant exercises	—	—	569,533	569,533	7,672	—	—	7,672
Common stock issued upon cashless warrant exercise	—	—	2,075,987	2,075,987	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(39,898)	(39,898)	(1,072)	—	—	(1,072)
Issuance of shares in private placement, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	—	(2,800)
Conversion of Super Voting Shares to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting Shares to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares		(4,683,438)	4,683,438	—	—	—	—	—
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	2,470	—	—	2,470
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	445	—	—	445
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	9,139	—	—	9,139
Shares issued for the Patient Centric of Martha's Vineyard Ltd. acquisition	—	—	258,383	258,383	10,012	—	—	10,012
Shares issued for Keystone Shops acquisition	—	—	1,009,336	1,009,336	35,385	—	—	35,385
Shares issued for Harvest Health & Recreation, Inc. acquisition	—	—	50,921,236	50,921,236	1,387,418	—	2,139	1,389,557
Net income and comprehensive income	—	—	—	—	—	18,032	(587)	17,445
Balance, December 31, 2021	—	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2021	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net income and comprehensive income	$17,445	$62,998	$53,095
Adjustments to reconcile net income and comprehensive income to net cash provided by operating activities:
Depreciation and amortization	48,096	12,600	5,079
Depreciation and amortization included in cost of goods sold	24,073	11,542	7,992
Accretion of debt discount and issuance cost	3,463	2,476	665
Loss on impairment of long-lived assets	3,571	—	—
Loss on disposal of property and equipment	1,800	63	67
Amortization of operating lease right of use assets	6,051	6,045	2,733
Accretion of construction finance liabilities	1,209	413	184
Share-based compensation	9,254	2,765	—
Change in fair value of derivative liabilities - warrants	(208)	42,679	806
Change in legal contingencies	9,269	—	—
Deferred income tax expense	(26,262)	(4,887)	(908)
Changes in operating assets and liabilities:
Inventories	(19,573)	(22,534)	(54,481)
Accounts receivable	(4,901)	1,110	—
Prepaid expenses and other current assets	(8,080)	(4,502)	(5,224)
Other assets	(6,276)	(9,685)	147
Accounts payable and accrued liabilities	(9,659)	298	13,586
Other current liabilities	(15,799)	704	—
Operating lease liabilities	(4,164)	(4,764)	(2,825)
Other long-term liabilities	1,210	—	3,915
Income tax payable	(12,979)	(2,452)	(6,735)
Deferred revenue	(4,642)	4,774	977
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,898	99,643	19,073
CASH FLOW FROM INVESTING ACTIVITIES
Purchases of property and equipment	(275,902)	(99,941)	(71,834)
Purchases of property and equipment from construction	(20,979)	(41,116)	(2,571)
Capitalized interest	(9,234)	(4,803)	(471)
Payments made for issuance of note receivable	(4,000)	—	—
Purchases of internal use software	(3,716)	—	—
Acquisitions, net of cash acquired	43,453	(27,923)	(19,825)
Proceeds from sale of intangible asset	54,996	—	—
Proceeds received from notes receivable	160	—	—
Proceeds from sale of property and equipment	38	16	29
Cash paid to acquire license agreement	—	(887)	—
NET CASH USED IN INVESTING ACTIVITIES	(215,184)	(174,654)	(94,672)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private placement notes, net of discounts	342,586	—	122,215
Proceeds from issuance of notes payable	6,032	—	—
Proceeds from shares issued pursuant to private placement, net of issuance costs	217,896	83,228	—
Proceeds from warrant exercises	7,672	11,459	964
Proceeds from stock option exercises	352	—	—
Proceeds from construction finance liabilities	13,250	41,116	23,071
Payments on notes payable	(280,788)	—	—
Payments on notes payable - related party	(12,011)	(941)	(1,520)
Payments for debt issuance costs	(251)	—	—
Payments for taxes related to net share settlement of equity awards	(1,072)	—	—
Payments on finance lease liabilities	(4,434)	(4,951)	(1,748)
NET CASH PROVIDED BY FINANCING ACTIVITIES	289,232	129,911	142,982
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	86,946	54,900	67,383
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	146,713	91,813	24,430
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$233,659	$146,713	$91,813
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
CASH PAID FOR
Interest	$39,075	$22,135	$7,417
Income taxes	178,657	$105,248	$43,658
NONCASH INVESTING AND FINANCING ACTIVITIES
Value of shares issued for acquisitions	1,447,973	37,000	—
Value of shares reserved for PurePenn,LLC and Solevo Wellness acquisitions	(2,800)	65,000	—
Acquisition fair value adjustments	3,964	—	—
Purchase of property and equipment financed with accounts payable	17,861	13,613	6,516
Purchase of property and equipment financed with notes payable - related party	—	—	257
ASC 842 lease additions - operating and finance leases	61,195	33,647	42,272
ASC 842 lease terminations	1,035	—	—
Debt discount related to below market interest debt	—	—	10

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve” or the “Company”) was incorporated in British Columbia, Canada. Trulieve (through its wholly-owned licensed subsidiary, Trulieve, Inc.) is a vertically integrated cannabis company which, as of December 31, 2021, held licenses to operate in Florida, California, Connecticut, Pennsylvania, Massachusetts, West Virginia, Arizona, Colorado, Maryland, and Nevada, to cultivate, produce, and sell medicinal-use cannabis products, and with respect to Arizona, California, Colorado, Nevada, and Massachusetts, adult-use cannabis products, and have received notice of intent to award a license in Georgia.

In addition to the States listed above, the Company also conducts activities in other markets. In these markets, the Company has either applied for licenses, plans on applying for licenses, or partners with other entities, but does not currently directly own any cultivation, production or retail licenses.

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

The Company’s principal address is located in Quincy, Florida. The Company’s registered office is located in British Columbia. Our operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania.

The Company is listed on the Canadian Securities Exchange (the “CSE”) and began trading on September 25, 2018 ,under the ticker symbol “TRUL” and trades on the OTCQX market under the symbol “TCNNF”.

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying financial statements for the years ended December 31, 2021, 2020, and 2019 include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and variable interest entities for which we have determined that we are the primary beneficiary. Outside shareholders' interests in subsidiaries are shown on the consolidated financial statements as non-controlling interests. Material intercompany balances and transactions are eliminated in consolidation.

A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights, or do not substantively participate in the gains and losses of the entity. Upon inception of a contractual agreement, the Company performs an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE entity that could potentially be significant to the VIE. Where the Company concludes it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. When the Company is not the primary beneficiary, the VIE is accounted for using the equity method and is included in equity method investments on the consolidated balance sheets.

The Company regularly reviews and reconsiders previous conclusions regarding whether it is the primary beneficiary of a VIE in accordance with FASB ASC 810. The Company also reviews and reconsiders previous conclusions regarding whether the Company holds a variable interest in a potential VIE, the status of an entity as a VIE, and whether the Company is required to consolidate such a VIE in the consolidated financial statements when a change occurs.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Measurement

These consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Functional Currency

The functional currency of the Company and its subsidiaries, as determined by management, is the United States (“U.S.”) dollar. These consolidated financial statements are presented in U.S. dollars.

Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods and the of accompanying notes to conform to the current period presentation. The significant reclassifications related to updates to the classification and disaggregation of certain assets and liabilities on the consolidated balance sheet and the consolidated statements of cash flows and disaggregation of certain expenses on the consolidated statements of operations and comprehensive income.

Change in Accounting Principle

In the fourth quarter of 2021, the Company elected to change its accounting principle for measuring deferred tax assets and liabilities in acquisitions. Under the new principle, tax basis is determined by applying the relevant tax laws, whereas previously, tax basis was determined by upon the future deductibility of the recovery or settlement. This change in accounting principle resulted in a reduction of the acquired assets fair value, (or in some instances goodwill) and the corresponding deferred tax liabilities. The Company believes this change in principle is preferable as it supported by authoritative guidance and standard practice in the industry.

This change in accounting principle has been applied retrospectively, and the consolidated balance sheets reflect the effect of this accounting principle change in all years presented. This change in accounting principle had an insignificant impact on the consolidated statements of operations and comprehensive income and the consolidated statements shareholders’ equity. There was no impact on the consolidated statements of cash flows. See the table below in Revision of Previously Issued Financial Statements for the effects of the change in principle for acquired assets on the consolidated balance sheet as of December 31, 2020.

Revision of Previously Issued Financial Statements

During the year ending December 31, 2021, the Company identified an error in its accounting for leases which was due to the lack of a complete lease population and the conclusions reached for the commencement date for leases not aligning with the possession date of the associated right of use asset. This resulted in an understatement of the associated right of use assets and the associated lease liabilities for the previously reported December 31, 2020, results. The Company also identified a misstatement related to the accounting for asset acquisitions that were consummated during the three months ended June 30, 2021, which was due to the Company initially valuing the equity consideration transferred using the contract value whereas the fair value as of the closing date should have been used. This resulted in an understatement of intangible assets, an understatement of the associated deferred tax liabilities and an understatement of additional paid-in-capital. Additionally, the Company identified assets not likely to be converted within a year were classified as prepaid expenses and other current assets, rather than other assets.

The Company evaluated the misstatements and concluded that the misstatements were not material, either individually or in the aggregate, to its current or previously issued consolidated financial statements.

To correct the immaterial misstatements, during the year ended December 31, 2021, the Company elected to revise its previously issued December 31, 2020, consolidated balance sheet. The revision of the historical consolidated balance sheet includes the correction of these immaterial misstatements as well as other previously identified balance sheet misclassifications. Accordingly, the accompanying annual audited consolidated balance sheet and relevant footnotes in this Annual on Form 10-K as well as the 2020 consolidated balance sheet have been revised to correct for such immaterial misstatements.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the accompanying December 31, 2020, consolidated balance sheet has been revised to correct for such immaterial misstatements.

The impact of the revision and the change in accounting principle on the Company’s consolidated balance sheet as of December 31, 2020, is reflected in the following table:

Balance Sheet as of December 31, 2020	As Previously Reported	Revisions	Change in Principle	As Revised
	(in thousands)
Prepaid expenses and other current assets	$19,815	$(3,696)	$—	$16,119
Total current assets	265,148	(3,696)	—	261,452
Right of use assets - operating, net	28,171	1,905	—	30,076
Intangible assets, net	93,800	—	(1,204)	92,596
Goodwill	74,100	—	(6,924)	67,176
Other assets	3,944	3,583	—	7,527
Total assets	816,112	1,792	(8,128)	809,776
Operating lease liabilities, current portion	3,154	123	—	3,277
Total current liabilities	75,998	123	—	76,121
Operating lease liabilities	26,450	1,670	—	28,120
Deferred tax liabilities	23,575	—	(8,128)	15,447
Total liabilities	$368,208	$1,793	$(8,128)	361,873

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used by the Company are as follows:

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

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2021 restricted cash was $3.0 million, which represented cash consideration set aside as a reserve in relation to an escrow held for a pending legal settlement. Restricted cash was released subsequent to year-end as the litigation was settled in December 2021 and final escrow was released in January 2022. See further information in Note 20. Commitment and Contingencies. Reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets as of December 31, 2021 was $230.7 million and $3.0 million, respectively, which sums to the cash, cash equivalents and restricted cash reported on the consolidated statements of cash flows as of December 31, 2021 of $233.7 million. There was no restricted cash as of December 31, 2020.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventories are primarily comprised of raw materials, internally produced work in process, finished goods and packaging materials. Inventory is valued at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal and transportation for inventories in process. Cost is determined using the weighted average cost method.

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

Accounts Receivable and Notes Receivable

The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected uncollectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Trade accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible.

Property and Equipment

Property and equipment are measured at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the following estimated useful lives:

Land	Not depreciated
Land improvements	20 to 30 years
Buildings & improvements	7 to 40 years
Furniture & equipment	3 to 10 years
Vehicles	3 to 5 years
Construction in progress	Not depreciated
Leasehold improvements	The lessor of the life of the lease or the estimated useful life of the asset

The Company capitalizes interest on debt financing invested in projects under construction. Upon the asset becoming available for use, capitalized interest costs, as a portion of the total cost of the asset, are depreciated over the estimated useful life of the related asset.

The Company classifies assets as held for sale and ceases depreciation of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized in the statements of operations and comprehensive income. Construction in progress is transferred when available for use and depreciation of the assets commences at that point.

The Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets are amortized using the straight-line method over estimated useful lives as follows:

Licenses	15 years
Internal use software	3 to 5 years
Tradenames	2 to 10 years
Customer relationship	1 to 5 years
Non-compete	2 years
Trademarks	1 to 5 years

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment and definite life intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of projected undiscounted cash flows is less than the carrying value of the asset group. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying value of the asset group.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method in accordance with Accounting Standards Codification ASC 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statements of operations and comprehensive income.

Non-controlling interests in the acquiree are measured at fair value on acquisition date. Acquisition-related costs are recognized as expenses in the periods in which the costs are incurred and the services are received.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans and, therefore, no corresponding allowance for loan losses is recorded for such loans at acquisition.

Purchase price allocations may be preliminary and, during the measurement period not to exceed one year from the date of acquisition, changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.

Goodwill represents the excess of the consideration transferred for the acquisition of subsidiaries over the net of the acquisition-date amounts of the identifiable assets acquired and the liabilities assumed. Following initial recognition, goodwill is measured at cost less any accumulated impairment losses.

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets have the greatest sensitivity to the estimated discount rate used in the valuation. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

Impairment of goodwill and indefinite-lived intangible assets

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

The Company operates as one operating segment and reporting unit and therefore, evaluates goodwill and other intangible assets with indefinite lives for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs or circumstances indicate the carrying value may not be recoverable. The Company did not identify any impairment of its goodwill during the years ended December 31, 2021, 2020, or 2019.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of:

	Year Ended December 31,
	2021	2020
	(in thousands)
Trade accounts payable	$14,781	$9,248
Accrued payroll	24,728	11,030
Accrued property and equipment	6,507	3,210
Accrued property and equipment - related party	11,353	10,403
Accrued inventory	8,373	1,415
Accrued insurance	6,620	86
Accrued interest	6,787	—
Accrued utilities	990	202
Sales tax payable	5,352	—
Other payables and accrued liabilities	8,582	5,605
Total accounts payable and accrued liabilities	$94,073	$41,199

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consists of:

	Year Ended December 31,
	2021	2020
	(in thousands)
Prepaid insurance	$10,175	$2,713
Prepaid expenses	17,644	7,332
Tenant improvement receivables	9,806	1,317
Held for sale assets, net	8,719	—
Deposits	9,650	1,798
Other current assets	12,195	2,959
Total prepaids and other current assets	$68,189	$16,119

Leases

The Company enters into leases in the normal course of business, primarily for retail space, production facilities, and equipment used in the production and sale of its products. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. Instead lease payments for these leases are recognized as lease expense on a straight-line over the lease term.

The Company recognizes a lease liability equal to the present value of the remaining lease payments, and a right-of-use asset equal to the lease liability, subject to certain adjustments, such as prepaid rents. The right-of-use asset represents the right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

We have lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of Accounting Standard’s Codification 842, Leases, we have elected to combine lease and non-lease components for all classes of assets.

For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right-of-use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method. For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge in the consolidated statements of operations and comprehensive income.

The lease term at the lease commencement date is determined based on the noncancellable period for which the Company has the right to use the underlying asset, together with any periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option and periods covered by an option to extend (or not to terminate) the lease in which the exercise of the option is controlled by the lessor. The Company considers a number of factors when evaluating whether the options in its lease contracts are reasonably certain of exercise, such as length of time before an option exercise, expected value of the leased asset at the end of the initial lease term, importance of the lease to the Company's operations, costs to negotiate a new lease, any contractual or economic penalties, and the economic value of leasehold improvements.

Certain lease arrangements contain provisions requiring the Company to remove lessee installed leasehold improvements at the expiration of the lease. As this obligation is a direct result of the Company's decision to install leasehold improvements and does not arise solely because of the lease the Company excludes these obligations from lease payments and variable lease payments. The Company records these obligations as asset retirement obligations. The fair values of these obligations are recorded as liabilities on a discounted basis, which occurs as of lease

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commencement. In the estimation of fair value, the Company uses assumptions and judgements for an asset retirement obligation. The costs associated with these liabilities are capitalized with the associated leasehold improvement and depreciated over the lease term with the liabilities accreted over the same period. Asset retirement obligations related to our leases were $0.8 million and zero as of December 31, 2021, and 2020, respectively, and are included in other long-term liabilities in the consolidated balance sheets.

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

The Company’s contracts with customers for the sale of dried cannabis, cannabis oil and other cannabis related products consist of multiple performance obligations. Revenue from the direct sale of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has paid for the goods. The Company has a loyalty rewards program that allows customers to earn reward credits to be used on future purchases. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. The loyalty rewards are shown as reductions to ‘revenue, net of discounts’ line on the accompanying consolidated statements of operations and comprehensive income and included as deferred revenue on the consolidated balance sheet.

Contract assets are defined in the standard to include amounts that represent the right to receive payment for goods and services that have been transferred to the customer with rights conditional upon something other than the passage of time. Contract liabilities are defined in the standard to include amounts that reflect obligations to provide goods and services for which payment has been received. There are no contract assets on unsatisfied performance obligations as of December 31, 2021, and 2020. For some of its locations, the Company offers a loyalty reward program to its dispensary customers. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of December 31, 2021, and 2020, the loyalty liability totaled $6.7 million and $5.3 million, respectively, that is included in deferred revenue on the consolidated balance sheets.

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

As the Company operates in the cannabis industry, it is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to costs of goods sold.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within income tax expense in the consolidated statements of operations and comprehensive income.

Non-controlling Interest

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. The Company has elected to measure each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI are presented as a component of equity. NCI's share of net income or loss is recognized directly in equity. Total income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance. See Note 21. Variable Interest Entities.

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

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value is recognized as a component of other (expense) income in the consolidated statements of operations and comprehensive income as change in fair value of derivative liabilities - warrants. Transaction costs allocated to warrants that are presented as a liability were immediately expensed in the statements of operations and comprehensive income. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

Earnings per share

Basic earnings attributable to common shareholders is computed by dividing reported net income attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share attributable to common shareholders is computed by dividing reported net income attributable to common shareholders by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents consist of the incremental common shares issuable upon the exercise of share options, warrants, and RSUs and the incremental shares issuable upon conversion of similar instruments.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive.

Internal Use Software

The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Further, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality or extend the assets useful life. Amortization of such costs commences when the project is substantially completed and ready for its intended use. Capitalized software development costs are classified as intangible assets, net on the consolidated balance sheets and are amortized using the straight-line method over the estimated useful life of the applicable software.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations and comprehensive income and totaled $7.5 million, $2.1 million and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Held for sale

We classify long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally our Board of Directors or certain of our Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale. As of December 31, 2021, the Company had $8.7 million in net assets held for sale which is recorded in prepaid expenses and other current assets in the consolidated balance sheets. The net assets held primarily consist of property and equipment, leases and related liabilities, and a note payable. There were no assets or liabilities held for sale as of December 31, 2020.

Coronavirus Pandemic

In March 2020, the World Health Organization categorized coronavirus disease 2019 (together with its variants, “COVID-19”) as a global pandemic. COVID-19 continues to spread throughout the U.S. and other countries across the world, and the duration and severity of its effects are currently unknown. The Company continues to implement and evaluate actions to strengthen its financial position and support the continuity of its business and operations.

The Company’s consolidated financial statements presented herein reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the periods presented. While the Company’s revenue, gross profit and operating income were not impacted during 2021, it remains uncertain of how the future spread of COVID-19 and applicable vaccine mandates or public health measures may impact the Company’s business operations for reasons including the potential quarantine of the Company’s employees or those of its supply chain partners.

Critical accounting estimates and judgments

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in our consolidated financial statements, include, but are not limited to, accounting for acquisitions and business combinations; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long lived assets; leases; fair value of financial instruments, income taxes; inventory; share-based payment arrangements, and commitment and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires the measurement of current expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Adoption of ASU 2016-13 will require financial institutions and other organizations to use forward-looking information to better formulate their credit loss estimates. In addition, the ASU amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 on January 1, 2020, and adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. ASU 2018-13 is effective for annual and interim periods beginning after December 15, 2019. Early adoption is permitted. The Company adopted ASU 2018-13 on January 1, 2020, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for the Company beginning January 1, 2021. The Company adopted ASU 2016-13 on January 1, 2021, and adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 4. ACQUISITIONS

(a) Purplemed

In December 28, 2021, the Company acquired 100% of certain assets of Purplemed Healing Center ("Purplemed") including the Medical Marijuana Dispensary License issued by the Arizona Department of Health Services ("ADHS") and the Marijuana Establishment License issued by the ADHS which collectively serve as the Purplemed license providing the ability to operate a marijuana retail sales dispensary as well as the assumption of the associated lease. The Company also acquired the right to operate an additional offsite cultivation business under the Arizona Adult Use Marijuana Act, and the option to purchase full ownership and management of Greenmed, Inc., the Greenmed license, and the Greenmed dispensary. As part of the transaction, the Company assumed the Purplemed loyalty program.

The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Purplemed did not meet the definition of a business as Purplemed did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Purplemed has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. The total consideration was $15.0 million consisting of cash. The acquisition provided for indemnity for pre-closing liabilities. Accordingly, the Company recognized an indemnification asset of $0.5 million offset the by associated liabilities based on the information that was available at the date of the acquisition, which is included in the net assets acquired.

The net assets were acquired for an aggregate purchase price of $15.0 million.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)
Consideration:
Cash	$15,000
Transaction costs	12
Fair value of consideration exchanged	$15,012
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$531
Right of use asset - operating	271
Intangible asset	15,076
Other current liabilities	(531)
Deferred revenue	(109)
Lease liabilities	(226)
Total net assets acquired	$15,012

The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(b) Harvest Health & Recreation Inc.

On October 1, 2021, (the “Closing Date”), the Company acquired 100% of the common shares of Harvest Health & Recreation, Inc. (“Harvest”) and its portion of variable interest entities in exchange for Subordinate Voting Shares of the Company (the “Transaction”).

Harvest is one of the largest multi-state vertically integrated operators in the cannabis industry in the United States operating from “seed to sale". Harvest operates facilities or provides services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, and Pennsylvania, with two provisional licenses in Massachusetts. In addition, Harvest owns CO2 extraction, distillation, purification, and manufacturing technology used to produce a line of cannabis topicals, vapes, and gems featuring cannabinoids and a hemp-derived product line sold in Colorado.

Total consideration was $1.4 billion consisting of Trulieve Subordinate Voting Shares (“Trulieve Shares”) with a fair value of $1.37 billion, stock options, equity classified warrants, restricted stock units and other outstanding equity instruments with a fair value of $18.4 million, and warrant liabilities convertible into equity with a fair value of $3.1 million at the time of the Transaction. The Company incurred $13.0 million in transaction costs related to the acquisition of Harvest. These costs were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations and comprehensive income for the year ended December 31, 2021.

The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s retail and cultivation footprint and gain access to new markets. The goodwill of $662.1 million arising from the acquisition primarily consist of the synergies and economies of scale expected from combining the operations of Trulieve and Harvest including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of goods sold, therefore goodwill is not deductible.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Trulieve Subordinated Voting Shares	$1,369,024
Fair value of other equity instruments	18,394
Fair value of warrants classified as liabilities	3,103
Fair value of consideration exchanged	$1,390,521
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$85,318
Restricted cash	3,072
Accounts receivable	3,645
Inventories	92,537
Prepaid expenses and other current assets	100,129
Notes receivable	9,805
Property and equipment	191,801
Right of use assets - operating	73,476
Intangible assets:
Dispensary license	946,000
Trademarks	27,430
Customer relationships	3,500
Other assets	5,289
Accounts payable and accrued liabilities	(58,887)
Income tax payable	(24,863)
Deferred revenue	(4,523)
Operating lease liabilities	(76,558)
Contingencies	(26,599)
Notes payable	(285,238)
Construction finance liabilities	(79,683)
Other long-term liabilities	(1,085)
Deferred tax liabilities	(253,986)
$730,580

Non-controlling interest	$(2,139)
Goodwill	662,080
Total net assets acquired	$1,390,521

The acquired intangible assets include dispensary licenses which are treated as definite-lived intangible assets amortized over a 15-year useful life, tradenames amortized over a one to five year useful life, and customer relationships amortized over a one year period.

On acquisition date there was consideration in the form of 1,266,641 stock options (as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The pre-combination fair value of these awards is $6.2 million. There was consideration in the form of 1,011,095 warrants (1,009,416 equity classified SVS warrants and 1,679 liability classified MVS warrants, as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The pre-combination fair value of these awards is $7.7 million with $4.6 million representing the equity classified warrants and $3.1 million representing the liability classified warrants. There was consideration in the form of restricted stock units that had been issued before the acquisition date to non-employees of Harvest which vested for services performed pre-combination representing 18,297 SVS. The pre-combination fair value of these awards is $0.5 million. There was additional consideration in the form of other outstanding equity instruments issued before the acquisition date to non-employees which had a pre-combination fair value of $7.1 million.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the acquisition, Harvest entered into a sale agreement to sell their Florida cannabis license for $55.0 million where Trulieve was legally prohibited from holding this license and the sale occurred simultaneously with the Transaction. Therefore, a $55.0 million receivable for the sale proceeds was deemed acquired and recorded.

The Company has not yet finalized their accounting for non-controlling interests on the acquired entities but has recorded preliminary entries in this area. Any subsequent adjustments would be expected to impact non-controlling interest and goodwill. This accounting will be finalized during the measurement period.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of Harvest Health & Recreation Inc. and Keystone Shops as if the acquisitions had occurred on January 1, 2019 and PurePenn, LLC, Pioneer Leasing & Consulting, LLC and Keystone Relief Centers, LLC as if the acquisitions had occurred on January 1, 2020. PurePenn, LLC, Pioneer Leasing & Consulting, LLC and Keystone Relief Centers, LLC are not included for the year ended December 31, 2019 as the appropriate historical information was not available, making it impractical. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma net revenues for the year ended December 31, 2021, 2020, and 2019 are $1,232 million, $833.6 million, and $380.3 million, respectively. Proforma net loss and comprehensive loss attributable to common shareholders for the years ended December 31, 2021, 2020, and 2019 are $8.0 million, $21.1 million, and $135.9 million, respectively.

Unaudited pro forma net income reflects the adjustment of sales between the two companies, and adjustments for alignment of significant differences in accounting principles and elections.

The consolidated statements of operations and comprehensive income includes revenue of $115.2 million and a net loss attributable to common shareholders of $50.7 million related to acquired operations for the year ended December 31, 2021.

(c) Keystone Shops

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Subordinate Voting Shares ("Trulieve Shares") with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as it was not estimated to be probable at the time of acquisition nor as of December 31, 2021. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. In the fourth quarter of 2021, the Company recorded an adjustment reducing the deferred tax liability and goodwill by $0.4 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$20,251
Shares issued upon acquisition	35,385
Fair value of consideration exchanged	$55,636
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$500
Prepaid expenses and other current assets	240
Inventories	1,766
Property and equipment	1,144
Right of use asset - finance	1,340
Intangible assets:
Dispensary license	27,000
Tradename	100
Favorable leasehold interests	86
Goodwill	39,703
Other assets	40
Accounts payable and accrued liabilities	(878)
Income tax payable	(2,892)
Operating lease liabilities	(1,340)
Other long-term liabilities	(2,179)
Deferred tax liabilities	(8,994)
Total net assets acquired	$55,636

The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life, as well as tradename and net favorable leasehold interests which were fully amortized in the period of acquisition due to useful life and materiality considerations.

(d) Nature's Remedy of Massachusetts, Inc.

On June 30, 2021, the Company completed an asset purchase agreement whereby Trulieve acquired a licensed, but not yet operating, adult-use dispensary location from Nature’s Remedy of Massachusetts, Inc. (“Nature’s Remedy”). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Nature’s Remedy did not meet the definition of a business as Nature’s Remedy did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Nature’s Remedy has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. During the third quarter of 2021, the Company recorded an adjustment of $2.6 million increasing the cost of the acquisition due to an adjustment to the fair value of the equity consideration and updated the purchase price allocation accordingly, which updated equity consideration from contract value to fair value as of the closing date, and also updated the associated deferred tax liability. This adjustment resulted in an updated total consideration of $16.2 million consisting of $7.0 million in cash and 237,881 in Trulieve Shares with an updated fair value of $9.1 million and less than $0.1 million in transaction costs. In the fourth quarter of 2021, the Company recorded an adjustment reducing the deferred tax liability and associated intangible asset by $4.4 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$7,000
Shares issued upon acquisition	9,139
Transaction costs	23
Fair value of consideration exchanged	$16,162
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$12
Property and equipment	1,006
Right of use asset - finance	799
Intangible asset	15,274
Accounts payable and accrued liabilities	(335)
Finance lease liabilities	(594)
Total net assets acquired	$16,162

The acquired intangible asset is represented by the adult-use license and is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(e) Patient Centric of Martha’s Vineyard Ltd.

On July 2, 2021, the Company acquired certain assets of Patient Centric of Martha’s Vineyard (“PCMV”) including the rights to a Provisional Marijuana Retailers License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. Total consideration was 258,383 in Trulieve Shares, of which 10,879 are subject to a holdback for six months as security for any indemnity claims by the Company under the asset purchase agreement. The fair value of the equity exchange was $10.0 million. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining PCMV did not meet the definition of a business as PCMV did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of PCMV has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. In the fourth quarter of 2021, the Company recorded an adjustment reducing the deferred tax liability and associated intangible asset by $2.7 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

(in thousands)
Consideration:
Shares issued upon acquisition	$10,012
Transaction costs	18
Fair value of consideration exchanged	$10,030
Recognized amounts of identifiable assets acquired and liabilities assumed:
Right of use asset - finance	$1,756
Intangible asset	10,594
Finance lease liabilities	(2,320)
Total net assets acquired	$10,030

The acquired intangible asset is represented by the adult-use license and is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(f) Solevo Wellness West Virginia, LLC

On June 8, 2021, the Company acquired 100% of the membership interests of Solevo Wellness West Virginia, LLC (“Solevo WV”) which holds three West Virginia dispensary licenses. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Solevo WV

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. During the third quarter of 2021, the Company recorded an adjustment of $0.1 million decreasing the cost of the acquisition due to an adjustment to the fair value of the equity consideration, which updated equity consideration originally recorded at contract value to fair value as of the closing date, and also updated the associated deferred tax liability. This adjustment resulted in an updated total consideration of $0.8 million consisting of $0.2 million in cash, 11,658 in Trulieve Shares with an updated fair value of $0.4 million, $0.1 million in debt forgiveness and less than $0.1 million in transaction costs. The consideration of $0.8 million was allocated to acquired assets of $0.8 million, which are treated as definite-lived intangible assets amortized over a 15-year useful life. In the fourth quarter of 2021, the Company recorded an adjustment reducing the deferred tax liability and associated intangible asset by $0.2 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

(g) Mountaineer Holding, LLC

On May 6, 2021, the Company acquired 100% of the membership interests of Mountaineer Holding LLC (“Mountaineer”) which holds a cultivation permit and two dispensary permits in West Virginia. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Mountaineer did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. During the third quarter of 2021, the Company recorded an adjustment of $0.5 million decreasing the cost of the acquisition due to an adjustment to the fair value of the equity consideration, which updated equity consideration originally recorded at contract value to fair value as of the closing date, and also updated the associated deferred tax liability. This adjustment resulted in an updated total consideration of $5.5 million, consisting of $3.0 million in cash and 60,342 in Trulieve Shares with a fair value of $2.5 million. The consideration of $5.5 million has been allocated to the $5.5 million of acquired assets which are treated as definite-lived intangible assets and amortized over a 15-year useful life. In the fourth quarter of 2021, the Company recorded an adjustment reducing the deferred tax liability and associated intangible asset by $1.5 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

(h) PurePenn, LLC and Pioneer Leasing & Consulting, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of both PurePenn, LLC, which holds a permit to cultivate and process medical marijuana in Pennsylvania, and Pioneer Leasing & Consulting, LLC (collectively “PurePenn”). The purpose of this acquisition was to operate the cultivation and manufacturing facility located in McKeesport, Pennsylvania. Trulieve acquired PurePenn for an upfront payment valued at $48.7 million, comprised of 1,298,964 in Trulieve Shares with a fair value of $29.7 million and $19.0 million in cash, plus a potential earn-out payment including bonuses of up to 2,904,648 Trulieve Shares based on the achievement of certain agreed upon EBITDA milestones. The earn-out period is through the end of 2021. As of December 31, 2021, the milestones for the earn-out had been achieved and the full share amount was earned.

The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. As of December 31, 2021, total transaction costs related to the acquisition were approximately $1.8 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the costs of goods sold, therefore goodwill is not deductible.

For the three months ended June 30, 2021, the Company recorded an adjustment to the initial valuation of shares issued upon acquisition, which increased the fair value of the consideration exchanged and the estimated purchase price by $2.7 million and increased goodwill by $2.7 million and we recorded an adjustment to the initial valuation of contingent consideration payable in shares, which reduced contingent consideration payable in shares and the estimated purchase price by $3.0 million and decreased goodwill by $3.0 million. For the three months ended September 30, 2021, the Company recorded an adjustment to the deferred tax liability decreasing goodwill and the associated deferred tax liability by $0.6 million. In the fourth quarter of 2021, the Company recorded an adjustment

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reducing the deferred tax liability and goodwill by $0.9 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$19,000
Shares issued upon acquisition	29,711
Contingent consideration payable in shares	46,951
Fair value of consideration exchanged	$95,662
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$563
Accounts receivable	1,300
Prepaid expenses and other current assets	376
Inventories	7,461
Property and equipment	26,233
Intangible assets:
State license	45,310
Tradenames	3,540
Goodwill	45,431
Other assets	478
Accounts payable and accrued liabilities	(2,189)
Construction finance liabilities	(17,413)
Deferred tax liabilities	(15,428)
Total net assets acquired	$95,662

The acquired intangible assets represent include a dispensary license that is treated as a definite-lived intangible asset amortized over a 15-year useful life and two tradenames amortized over a two and three year useful life.

(i) Keystone Relief Centers, LLC

On November 12, 2020, the Company acquired 100% of the membership interests of Keystone Relief Centers, LLC (referred to herein as “Solevo Wellness”). The purpose of this acquisition was to acquire the licenses to operate three medical marijuana dispensaries in the Pittsburgh, Pennsylvania area. Trulieve acquired Solevo for an upfront purchase price of $21.0 million, comprised of $10.0 million in cash and 481,097 in Trulieve Shares with a fair value of $11.0 million, plus a potential earn-out payment of up to 721,647 Trulieve Shares based on the achievement of certain agreed EBITDA milestones. The earn-out period is through the end of 2021. As of December 31, 2021, the milestones for the earn-out had been achieved and the full share amount was earned.

The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations, and related operating results are included in the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and statement of cash flows for periods of subsequent to the acquisition date. Total transaction costs related to the acquisition were approximately $0.9 million. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the costs of goods sold, therefore goodwill is not deductible. In the fourth quarter of 2021, the Company recorded an adjustment reducing the deferred tax liability and goodwill by $7.2 million as a result of the change in accounting principle noted in Note 2. Basis of Presentation.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$10,000
Shares issued upon acquisition	11,004
Contingent consideration payable in shares	15,249
Net working capital adjustment	624
Fair value of consideration exchanged	$36,877
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$1,229
Accounts receivable	117
Prepaid expenses and other current assets	91
Inventories	2,337
Property and equipment	2,245
Right of use assets - operating	2,156
Intangible assets:
Dispensary license	19,890
Tradename	930
Goodwill	10,828
Accounts payable and accrued liabilities	(790)
Lease liabilities	(2,156)
Total net assets acquired	$36,877

The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life, as well as tradename which was fully amortized in the period of acquisition due to useful life and materiality considerations.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

	2021	2020
	(in thousands)
Trade receivables	$9,363	$313
Less: allowance for credit losses	(509)	(5)
Accounts receivable, net	$8,854	$308

The allowance for credit losses was established during the year ended December 31, 2020, and had a nominal balance as of December 31, 2020. During the year ended December 31, 2021, the Company adjusted the reserve by $0.5 million.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31:

	2021	2020
	(in thousands)
Promissory note acquired from Harvest maturing in November 2025. Secured by certain assets.	$8,827	$—
Promissory notes acquired from Harvest maturing in February 2022. Secured by certain assets.	850	—
Convertible note receivable dated November 2021 maturing in November 2024.	4,124	—
Notes receivable	13,801	—
Less: discount on notes receivable	(124)	—
Total notes receivable, net of discounts	13,677	—
Less: current portion of notes receivable	(1,530)	—
Notes receivable	$12,147	$—

In October 2021, the Company acquired a note receivable with the Harvest acquisition. The note receivable is originally dated November 2020 maturing in November 2025. The note had an original principal balance of $12.0 million and accrues interest at a rate of 7.5% per annum with monthly interest and principal payments of $0.1 million.

In October 2021, the Company acquired notes receivable with the Harvest acquisition. The notes receivable are originally dated February 2021 maturing in February 2022. The notes had an original principal balance of $0.9 million and accrue interest at a rate of 10% per annum with interest only payments due monthly. This note was repaid in full subsequent to year end and the Company received proceeds of $0.9 million in February 2022.

As part of the acquisition of Harvest, we acquired $9.8 million in notes receivable on October 1, 2021. There were no notes receivable outstanding prior to October 1, 2021.

See Note 3. Acquisitions for further details of the Harvest acquisition.

In November 2021, the Company entered into a convertible note receivable agreement for a principal amount of $4.1 million that matures in November 2024. The note accrues interest monthly at 9.75%, and accrued interest is added to the principal balance at each quarter end. The note is convertible to equity of the holder at our option at any time prior to maturity. Further, the note was issued at a discount of 3% or $0.1 million, which is accreted to the note receivable balance over the term of the note.

During the year ended December 31, 2021 the Company recorded interest income of $0.2 million in other income on the consolidated statements of operations and comprehensive income. The Company had accrued interest receivable of $0.1 million as of December 31, 2021 in prepaids and other current assets on the consolidated balance sheets. The Company had no notes receivable outstanding as of December 31, 2020.

Stated maturities of the notes receivable are as follows as of December 31, 2021:

Year Ending December 31,	Expected principal payments
(in thousands)
2022	$1,530
2023	733
2024	4,913
2025	6,625
2026	—
Thereafter	—
Total	13,801
Less: discount on notes receivable	(124)
Total	$13,677

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. INVENTORIES

Inventories are comprised of the following items as of December 31:

	2021	2020
	(in thousands)
Raw material
Cannabis plants	$31,279	$10,661
Packaging and supplies	40,326	11,233
Total raw material	71,605	21,894
Work in process	94,249	54,780
Finished goods-unmedicated	4,824	3,908
Finished goods-medicated	41,510	17,730
Total inventories	$212,188	$98,312

NOTE 8. PROPERTY AND EQUIPMENT

As of December 31, 2021, and 2020, property and equipment consisted of the following:

	2021	2020
	(in thousands)
Land	$32,904	$5,878
Buildings & improvements	435,185	156,372
Construction in progress	234,198	129,588
Furniture & equipment	140,281	51,714
Vehicles	959	351
Total	843,527	343,903
Less: accumulated depreciation	(63,611)	(29,858)
Property and equipment, net	$779,916	$314,045

For the years ended December 31, 2021, 2020, and 2019, the Company capitalized interest of $9.2 million, $4.8 million, and $0.5 million, respectively. For the years ended December 31, 2021, 2020, and 2019, the Company incurred depreciation expense of $34.8 million, $21.1 million, and $9.3 million, respectively.

During the year ended December 31, 2021, the Company recorded a loss on the disposal of property and equipment of $1.8 million consisting of $1.6 million related to leasehold improvements and $0.2 million related to equipment, recorded in general and administrative expenses in the consolidated statements of operations and comprehensive income. The Company had insignificant disposals of property and equipment during the years ended December 31, 2020, and 2019.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INTANGIBLE ASSETS & GOODWILL

Intangibles

As of December 31, 2021, and 2020, definite-lived intangible assets consisted of the following:

	December 31, 2021
(in thousands)	Beginning balance	Revisions to purchase price allocation	Additions	Disposals	Amortization expense	Ending balance
Licenses	$83,313	$(5,659)	$1,029,563	$(3,168)	$(22,743)	$1,081,306
Internal use software	3,656	—	3,716	—	(1,117)	6,255
Tradenames	4,937	—	100	(403)	(1,940)	2,694
Customer relationship	683	—	3,500	—	(1,077)	3,106
Miscellaneous	7	—	—	—	(7)	—
Trademarks	—	—	27,516	—	(2,895)	24,621
	$92,596	$(5,659)	$1,064,395	$(3,571)	$(29,779)	$1,117,982

	December 31, 2020
(in thousands)	Beginning balance	Revisions to purchase price allocation	Additions	Disposals	Amortization expense	Ending balance
Licenses	$24,538	$(1,204)	$62,287	$—	$(2,308)	$83,313
Internal use software	3,656	—	—	—	—	3,656
Tradenames	800	—	4,470	—	(333)	4,937
Customer relationship	883	—	—	—	(200)	683
Miscellaneous	25	—	—	—	(18)	7
Trademarks	134	—	—	—	(134)	—
	$30,036	$(1,204)	$66,757	$—	$(2,993)	$92,596

Amortization expense for the years ended December 31, 2021, 2020, and 2019 was $29.8 million, $3.0 million, and $1.8 million, respectively.

During the year ended December 31, 2021, we impaired intangible assets of $3.6 million in relation to the write off of certain licenses of approximately $3.2 million due to market changes and $0.4 million related to the rebranding of a tradename, recorded in loss on impairment of long-lived assets on the consolidated statements of operations and comprehensive income. The Company had no impairments of intangible assets during the years ended December 31, 2020, or 2019.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2021:

Year Ending December 31,	Estimated amortization
(in thousands)
2022	$85,655
2023	80,713
2024	78,971
2025	76,944
2026	75,447
Thereafter	720,252
$1,117,982

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill arose from the acquisition of Harvest Health & Recreations Inc., Keystone Shops, PurePenn LLC, Pioneer Leasing & Consulting LLC, and Solevo Wellness, see Note 4. Acquisitions.

Goodwill consisted of the following:

(in thousands)
As of December 31, 2019	$7,316
Acquisition of PurePenn, LLC and Pioneer Leasing & Consulting, LLC	47,311
Acquisition of Solevo Wellness	19,473
Revisions of purchase price allocations of PurePenn and Solevo Wellness	(6,924)
As of December 31, 2020	$67,176
Measurement period adjustments and revisions of purchase price allocation of Solevo Wellness	(2,638)
Measurement period adjustments and revisions of purchase price allocation of PurePenn	(963)
Acquisition of Keystone Shops	40,072
Revisions of purchase price allocation of Keystone Shops	(369)
Acquisition of Harvest Health & Recreation, Inc.	662,080
As of December 31, 2021	$765,358

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. NOTES PAYABLE

As of December 31, 2021, and 2020, notes payable consisted of the following:

	2021	2020
	(in thousands)
Promissory notes dated April to July 2017, maturing between April and July 2022. Monthly interest payments due at 12% per annum. Principal balance due at maturity. The note was fully paid in the fourth quarter of 2021.	$—	$4,000
Promissory note dated December 2017, maturing in December 2021. Monthly interest payments due at 12% per annum. Secured by property. Principal balance due at maturity. The note was fully paid in the fourth quarter of 2021.	—	2,000
Promissory notes dated October 1, 2021, maturing in October 2022. Monthly interest payments due of 4.75%. Secured by mortgaged property with a $6 million book value.	6,156	—
Promissory note dated October 2019, maturing in October 2024. Monthly interest payments due of 5.5%. Principal balance due at maturity.	829	—
Promissory note acquired in Harvest acquisition dated August 2018, maturing in August 2024. Monthly interest payments due of 2%. Secured by certain assets.	1,022	—
Promissory note acquired in Harvest acquisition dated January 2020, maturing in May 2023. Quarterly interest payments due of 2%.	425	—
Promissory note acquired in Harvest acquisition dated January 2020, maturing in January 2023. Monthly interest payments due at 2%.	65	—
Promissory note dated July 2018, maturing in July 2023. Monthly interest payments due at 4% per annum. Secured by certain assets.	1,113	—
Promissory note acquired in Harvest acquisition dated February 2020, maturing in February 2023. Monthly interest payments due at 5.5%.	4,699	—
Promissory note acquired in Harvest acquisition dated April 2021, maturing in April 2026. Principal due at maturity. Secured by equipment.	60	—
Promissory notes of consolidated variable-interest entities acquired in Harvest Acquisition. Maturing December 2022 and 2029, interest ranging from 5.25% to 8.25%. Secured by real-estate. In the first quarter of 2022 these notes were fully paid.	2,231	—
Total notes payable	16,600	6,000
Current portion	(10,144)	(2,000)
Less: debt discount, current	92	—
Less: Current portion, net	(10,052)	(2,000)
Notes payable	$6,456	$4,000

As of December 31, 2021, stated maturities of notes payables are as follows:

Year Ending December 31,	(in thousands)
2022	$10,144
2023	4,711
2024	665
2025	14
2026	5
Thereafter	1,061
Total	$16,600

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. NOTES PAYABLE RELATED PARTY

In February 2019, the Company entered into a 24-month unsecured loan with an 8% annual interest rate with Benjamin Atkins, a former director and shareholder for $0.3 million. The loan was issued in March 2019. The Company determined that the stated interest rate was below market rates and recorded an insignificant debt discount using an annual discount interest rate of 12%.

In May 2018, the Company entered into two separate unsecured promissory notes (the “Traunch Four Note” and the “Rivers Note”) for a total of $12.0 million. The Traunch Four Note is held by Traunch Four, LLC, an entity whose direct and indirect owners include Kim Rivers, the Chief Executive Officer and Chair of the Board, as well as Thad Beshears, Richard May, George Hackney, all of whom are directors or former directors of Trulieve, and certain of Richard May’s family members. The Rivers Note is held by Kim Rivers. Each promissory note has a 24-month maturity and 12% annual interest rate. The two unsecured promissory notes were amended in December 2019 to extend the maturity one year to May 2021. The two unsecured promissory notes were further amended in May 2021 to extend the maturity date to November 2021.

As of December 31, 2020, the Company had outstanding current notes payable due to related parties of $12.0 million. During the year end December 31, 2021, all outstanding related party notes were fully paid with zero balance outstanding as of December 31, 2021. During the years ended December 31, 2021, 2020, and 2019, the Company incurred interest expense on related party debt of $1.1 million, $1.6 million, and $1.7 million, respectively.

NOTE 12. PRIVATE PLACEMENT NOTES

2024 Notes

On June 18, 2019, the Company completed a private placement financing comprising 5-year senior secured promissory notes (the “June Notes”) with a face value of $70.0 million. The June Notes accrue interest at an annual rate of 9.75%, payable semi-annually, in equal installments, in arrears in June and December of each year, commencing in December 2019. The holders of the June Notes also received warrants to purchase 1,470,000 Subordinate Voting Shares at an exercise price of $13.47 (the “June Warrants”), which can be exercised for three years after the closing.

The fair value of the June Notes was determined to be $63.9 million using an effective interest rate of 13.32%, which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the June Warrants. The fair value of the June Warrants was determined to be $4.7 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.48; Exercise Price: C$17.25; Expected Life: three years; Annualized Volatility: 49.96%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.34. Issuance costs totaling $3.1 million were allocated between the June Notes and the June Warrants based on their relative fair values with $2.9 million allocated to the June Notes and $0.2 million expensed as incurred.

The June Notes will accrete from their carrying value on June 18, 2019, of $61.0 million to $70.0 million at maturity in five years using an effective interest rate of 13.32%. For the years ended December 31, 2021, 2020, and 2019 accretion expense of $1.7 million, $1.5 million and $0.7 million respectively, was included in interest expense in the consolidated statements of operations and comprehensive income.

On November 7, 2019, the Company completed a prospectus offering private placement of 60,000 units of the Company (the “November Units”), comprised of an aggregate principal amount of $60.0 million of 9.75% senior secured notes of the Company maturing in 2024 (the “November Notes”) and an aggregate amount of 1,560,000 Subordinate Voting Share warrants of the Company (each individual warrant being a “November Warrant”) at a price of $980 per Unit for gross proceeds of $61.1 million. Each Unit was comprised of one Note issued in denominations of $1,000 and 26 Warrants.

The fair value of the November Notes was determined to be $54.5 million using an effective interest rate of 13.43%, which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the November Warrants. The fair value of the November Warrants was determined to be $4.4 million using the Black-Scholes option pricing model and the following assumptions: Share Price: C$14.29; Exercise Price: C$17.25; Expected Life: 2.6 years; Annualized Volatility: 48.57%; Dividend yield: 0%; Discount Rate: 1.92%; C$ Exchange Rate: 1.32. Issuance costs totaling $2.1 million were allocated between the November Notes and the

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November Warrants based on their relative fair values with $2.0 million allocated to the November Notes and $0.2 million expensed in the consolidated statements of operations and comprehensive income.

The November Notes will accrete from their carrying value on November 7, 2019, of $52.5 million to $60.0 million at maturity in 4.6 years using an effective interest rate of 13.43%. For the years ended December 31, 2021, 2020 and 2019, the Company incurred accretion expense of $1.5 million, $1.3 million, and $0.1 million which is included in interest expense in the consolidated statements of operations and comprehensive income.

Because of the Canadian denominated exercise price, the June Warrants and November Warrants did not qualify to be classified within equity and were therefore classified as derivative liabilities at fair value with changes in fair value charged or credited to earnings in the consolidated statements of operations and comprehensive income prior to December 10, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the June Warrants and November Warrants (the “Public Warrants”) to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25 at the date of closing. As of December 10, 2020, the June Warrants converted to equity as per ASC 815-40, at a fair value of $25.5 million and the November Warrants converted at a fair value of $27.1 million, which is included in additional paid-in-capital on the consolidated statements of changes in shareholders' equity.

2026 Notes

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The 2026 Notes were issued at 100% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the Indenture. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes. For the year ended December 31, 2021, the Company incurred accretion expense of $0.3 million.

Scheduled annual maturities of the principal portion of private placement notes outstanding as of December 31, 2021, are as follows:

Year Ending December 31,	(in thousands)
2022	$—
2023	—
2024	130,000
2025	—
2026	350,000
Thereafter	—
Total private placement notes	480,000
Less: Unamortized debt issuance costs	(17,071)
Private placement notes, net	$462,929

NOTE 13. LEASES

The Company leases real estate used for dispensaries, production plants, and corporate offices. Lease terms for real estate generally range from five to ten years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles, trucks, and equipment. Lease terms for these assets generally range from three to five years. Lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for taxes,

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income for the year ended December 31, 2021, 2020, and 2019.

		Year Ended December 31,
	Statement of operations and comprehensive income location	2021	2020	2019
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$11,574	$5,700	$5,542
Finance lease cost:
Amortization of lease assets	Cost of goods sold, sales and marketing, general and administrative	7,866	4,956	1,984
Interest on lease liabilities	Interest expense	4,574	2,133	960
Finance lease cost		12,440	7,089	2,944
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	6,098	222	192
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	334	—	—
Total lease cost		$30,446	$13,011	$8,678

Short term lease expense for the year ended December 31, 2020, and 2019, was nominal. During the year ended December 31, 2021, we earned a nominal amount of sublease income which is recorded in other income on the consolidated statements of operations and comprehensive income. During the year ended December 31, 2021, the Company terminated $1.0 million in leases.

Other information related to operating and finance leases is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,164	4,764
Operating cash flows from finance leases	4,574	2,485
Financing cash flows from finance leases	4,434	4,951
Lease assets obtained in exchange for new lease liabilities:
Operating leases	102,922	12,206
Finance leases	37,821	23,220
Weighted average discount rate:
Operating leases	9.69%	8.64%
Finance leases	8.68%	8.36%
Weighted average remaining lease term (in years):
Operating leases	10.09	7.49
Finance leases	8.16	8.51

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future lease payments under our non-cancellable leases as of December 31, 2021, are as follows:

Year Ending December 31,	Operating leases	Finance leases
	(in thousands)
2022	$21,826	$12,102
2023	21,371	15,039
2024	20,896	11,242
2025	20,536	10,840
2026	19,974	10,394
Thereafter	110,758	42,311
Total undiscounted lease liabilities	215,361	101,928
Less: Interest	(83,391)	(30,499)
Total present value of minimum lease payments	131,970	71,429
Lease liabilities- current portion	9,840	6,185
Lease liabilities	$122,130	$65,244

NOTE 14. CONSTRUCTION FINANCE LIABILITIES

Holyoke

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

Included in the agreement, the Company completed the tenant improvements related to the property, for which the landlord has provided a tenant improvement allowance (“TI Allowance”) for $40.0 million. As of December 31, 2021, and December 31, 2020, $40.0 million and $40.0 million, respectively, of the TI Allowance has been provided. The initial term of the agreement is ten years, with two five-year options to renew. The initial payments are equal to 11% of the sum of the purchase price for the property and will increase when a draw is made on the TI Allowance. In addition, a 3% increase in payments will be applied annually after the first year. As of December 31, 2021, and 2020, the total finance liability associated with this transaction is $44.6 million and $43.9 million, respectively.

Ben Bostic

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

The initial term of the agreement is ten years, with two five-year options to renew. The initial annualized payments are equal to 11% of the purchase price for the property. A 3% increase in payments will be applied annually after the first year. As of December 31, 2021, and 2020, the total finance liability associated with this transaction is $17.4 million and $17.2 million, respectively.

McKeesport

In October 2019, prior to acquisition by the Company, PurePenn, LLC (“PurePenn”) sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 15 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12)

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the TI allowance dispersed with 12.75% due for the first $5.0 million, 13.25% for $5.0 million to $15.0 million and 13.50% for $15.0 to $21.0 million. In 2021, the Company entered into an amendment with the landlord to increase the tenant improvement allowance by an additional $15.5 million for a total of $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million. As of December 31, 2021, $29.5 million of the TI allowance has been provided.

Alachua

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 20 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $17.85 million as an additional component of base rent. As of December 31, 2021, $15.3 million of the TI allowance has been provided.

In the first quarter of 2022, the Company made the decision to discontinue the use of this facility. The Company is evaluating the impacts of this decision and remains in compliance with the associated lease obligation.

Hancock

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is ten years with two options to extend the term the first providing a ten-year renewal option and the second providing a five year renewal option. The landlord has agreed to provide a TI Allowance of $12.9 million as an additional component of base rent. As of December 31, 2021, $5.7 million of the TI allowance has been provided.

Under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and will reflect the properties on our consolidated balance sheet and depreciate over the assets' remaining useful life.

Future minimum lease payments for the construction finance liabilities as of December 31, 2021, are as follows:

Year Ending December 31,	(in thousands)
2022	$22,463
2023	23,406
2024	23,737
2025	24,176
2026	24,595
Thereafter	427,747
Total future payments	546,124
Less: Interest	(369,935)
Total present value of minimum payments	176,189
Construction finance liabilities - current portion	991
Construction finance liabilities	$175,198

NOTE 15. SHARE CAPITAL

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants

Liability warrants

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding and exercisable at December 31, 2018	214,178	6.00	1.66
Granted	—	—	—
Exercised	(214,178)	6.00	—
Outstanding and exercisable at December 31, 2019	—	—	—
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable at December 31, 2020	—	—	—
Granted	1,679	1,125	1.31
Exercised	—	—	—
Outstanding and exercisable at December 31, 2021	1,679	1,125	1.31

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2021 we acquired 1,679 warrants in connection with the acquisition of Harvest ("Harvest liability warrants"). See Note 4. Acquisitions for further details. Each acquired warrant is exercisable into one Multiple Voting Share. Changes in fair value are recognized as a component of other (expense) income in the consolidated statements of operations and comprehensive income as change in fair value of derivative liabilities - warrants.

Equity warrants

In connection with the Harvest acquisition, we acquired certain equity classified warrants ("equity warrants"). The warrants range in exercise price from $23.76 to $145.24 and expire at various dates from June 2022 through December 2025. The warrants are exercisable into one Subordinate Voting Share. As of December 31, 2021, there were 1,009,416 acquired equity warrants outstanding. Each acquired equity warrant is exercisable into one Subordinate Voting Share.

As of December 31, 2021, and 2020, there were 2,460,367 and 3,029,900 Public Warrants outstanding. See Note 12. Private Placement Notes for further details on warrants issued in connection with private placement debt in 2019.

April Offering

On April 12, 2021, the Company concluded the underwritten offer and sale of 5,750,000 Subordinate Voting Shares in the United States and Canada at a public offering price of $39.63. After paying the underwriters a commission of approximately $9.1 million, fees of $0.2 million and issuance costs of $1.2 million, the Company received aggregate consideration of approximately $217.9 million.

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

NOTE 16. SHARE BASED COMPENSATION

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

In determining the amount of share-based compensation related to options issued during the year ended December 31, 2021, and 2020, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Fair value at grant date	$1.44 - $14.13	$3.11 - $3.26
Stock price at grant date	$25.80 - $33.42	$11.52 - $12.50
Exercise price at grant date	$9.93 - $78.76	$11.52 - $12.50
Expected life in years	3.2 - 6.2	1.58 - 2.0
Expected volatility	49.64% - 56.04%	49.10% - 50.15%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	0.16% - 1.15%	1.40% - 1.58%

The expected volatility was estimated by using the historical volatility of the Company. In cases where there is insufficient trading history, the expected volatility is estimated using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The expected life in years represents the period of time that options granted are expected to be outstanding and is computed using the simplified method. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. Expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

On January 3, 2020, under the Prior Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. The January 3, 2020 options generally vest over a two to three year period. For founding members of the Board of Directors, the options were fully vested on the date of grant.

On January 4, 2021, under the Prior Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. The January 4, 2021 options generally vest over a two to three year period.

On September 29, 2021, under the 2021 Plan, the Board awarded options to purchase shares to officers and other select employees of the Company. The September 29, 2021 options vest over a three year period.

On October 1, 2021, the Company acquired Harvest which included consideration in the form of 1,266,641 stock options (as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The post-combination options vest over a one to three year period.

On October 26, 2021, under the 2021 Plan, the Board awarded options to purchase shares to officers and other select employees of the Company. The options generally vest over a two to three year period.

For the year ended December 31, 2021, the Company recorded share-based compensation in the amount of $7.5 million related to stock options. This is recognized as $0.7 million cost of goods sold, net, $5.7 million general and administrative and $1.1 million sales and marketing in the consolidated statements of operations and comprehensive income. As of December 31, 2021, there was approximately $8.3 million of total unrecognized compensation cost related to nonvested stock option arrangements. That cost is expected to be recognized over a weighted-average service period of 0.91 years.

For the year ended December 31, 2020, the Company recorded share-based compensation in the amount of $2.8 million related to stock options. This is recognized as $0.2 million cost of goods sold, net, $2.1 million general and administrative and $0.5 million sales and marketing in the consolidated statements of operations and comprehensive income.

The number and weighted-average exercise prices and remaining contractual life of options at December 31, 2020, and December 31, 2021, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding at January 1, 2020	—	$—	—	—
Granted	1,252,403	11.70
Exercised	(9,180)	11.52
Forfeited	(113,444)	11.52
Outstanding, December 31, 2020	1,129,779	$11.72	4.01	$19.90
Exercisable, December 31, 2020	697,944	$11.70	4.01	$19.92

Outstanding at January 1, 2021	1,129,779	$11.72
Granted	2,168,528	36.86
Exercised	(118,692)	12.46
Forfeited	(205,720)	46.64
Outstanding, December 31, 2021	2,973,895	$27.61	6.26	$—
Exercisable, December 31, 2021	1,503,051	$17.27	3.77	$8.94

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 29, 2021, under the 2021 Plan, the Board awarded RSUs to officers, and other select employees of the Company, which vest over a two to three year period. On October 26, 2021, under the 2021 Plan, the Board awarded RSUs to certain employees of the Company. The RSUs vest over the same terms as those issued on September 29, 2021.

In September 2021, the Board of Directors approved grants of RSUs for two executive officers as replacement awards for cancelled warrants, which vested immediately. The previously held 3,572,514 warrants were cancelled on September 15, 2021 with the new RSUs granted on September 15, 2021 as a replacement of the previously held warrants. The two officers were awarded a total premium of $3.1 million, allocated between the two officers, to incentivize the cancellation and replacement. This premium payment was recorded to general and administrative expenses in the consolidated statements of operations and comprehensive income. No share-based compensation expense was recorded related to the cancellation and replacement of the previous warrants with the new RSUs during the year ended December 31, 2021.

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2021	—	—
Granted	3,255,424	25.45
Vested	(2,920,336)	25.29
Forfeited	(2,660)	26.88
Unvested balance as of December 31, 2021	332,428	26.86

During the year ended December 31, 2021, the Company recorded share-based compensation in the amount of $1.8 million related to RSUs. This is recognized as $0.3 million cost of goods sold, net, $1.2 million general and administrative and $0.3 million sales and marketing in the statements of operations and comprehensive income.

As of December 31, 2021, there was approximately $7.6 million of total unrecognized compensation cost related to nonvested restricted stock units. That cost is expected to be recognized over a weighted-average service period of 0.86 years.

Warrants

During the year ended December 31, 2018, the Company issued 8,784,872 warrants to certain employees and directors of the Company for past services provided. The warrants had no vesting conditions and are exercisable at any time for three years after the issuance, subject to certain lock-up provisions: (i) the warrants may not be exercised for 18 months following the Issue Date; (ii) 50% of the warrants may be exercised between months 19-24 following the Issue Date; and (iii) the remaining 50% of the warrants may be exercised at any time thereafter until expiration. The warrants are exchangeable into Subordinate Voting Shares. For the years ended December 31, 2021, 2020, and 2019, no warrants related to employee compensation were issued.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the warrants issued and outstanding to certain employees and directors of the Company as of December 31, 2021, 2020, and 2019, and the activity for the years then ended.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding as of December 31, 2018	8,784,872	6.00	2.72
Granted	—	—	—
Exercised	—	—	—
Exchanged for cashless exercise	—	—	—
Outstanding as of December 31, 2019	8,784,872	6.00	1.72
Granted	—	—	—
Exercised	2,723,311	—	—
Exchanged for cashless exercise	—	—	—
Cancelled	—	—	—
Outstanding as of December 31, 2020	6,061,561	6.00	0.72
Exercised	2,075,990	—	—
Exchanged for cashless exercise	413,057	—	—
Cancelled	3,572,514	—	—
Outstanding as of December 31, 2021	—	—	—

NOTE 17. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
	(in thousands, except share and per share data)
Net income and comprehensive income	$17,445	$62,998	$53,095
Less: Net loss and comprehensive loss attributed to non-controlling interest	(587)	—	—
Net income and comprehensive income attributed to common shareholders	$18,032	$62,998	$53,095
Weighted average number of common shares outstanding	139,366,940	113,572,379	110,206,103
Dilutive effect of options, warrants, and RSUs	7,390,346	4,753,345	5,111,839
Diluted weighted average number of common shares outstanding	146,757,286	118,325,724	115,317,942
Basic earnings per share	$0.13	$0.55	$0.48
Diluted earnings per share	$0.12	$0.53	$0.46

For the year ended December 31, 2021, and 2020, the Company excluded 1,694,424 and zero options, respectively, from the dilutive calculation as they would have been anti-dilutive. There were no options outstanding as of December 31, 2019. For the year ended December 31, 2021, 2020, and 2019 the Company excluded 409,811, 544,998, and zero warrants, respectively, as they would have been anti-dilutive.

NOTE 18. INCOME TAXES

The Company is treated as a United States corporation for US federal income tax purposes under IRC Section 7874 and is subject to US federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company (as defined in the Income

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Act (Canada) (the “ITA”) for Canadian income tax purposes. As a result, the Corporation is subject to taxation both in Canada and the United States.

The components of the income tax provision include:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$142,203	$82,238	$41,847
State	29,924	17,100	9,647
Foreign	—	—	—
Total current tax expense	172,127	99,338	51,494
Deferred:
Federal	(21,755)	(3,694)	(738)
State	(4,507)	(1,193)	(170)
Foreign	—	—	—
Total deferred tax expense	(26,262)	(4,887)	(908)
Change in valuation allowance	196	—	—
Total income tax expense	$146,061	$94,451	$50,586

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income before income taxes	$163,506	$157,449	$103,681
Federal statutory rate	21.0%	21.0%	21.0%
Theoretical tax expense	34,336	33,064	21,773
State taxes	25,417	12,407	9,477
Other	681	(1,666)	1,310
Tax effect of non-deductible expenses:
Section 280E permanent differences	85,627	50,646	18,026
	111,725	61,387	28,813
Tax expense	$146,061	$94,451	$50,586

Deferred income taxes consist of the following as of December 31, 2021, and 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Deferred tax assets
Lease liabilities	$10,752	$1,219	$1,020
Finance liabilities	15,715	—	—
Net operating losses	7,845	—	—
Other deferred tax assets	1,567	7,025	969
Deferred tax liabilities
Right of use assets	(10,285)	(1,210)	(1,099)
Intangible assets	(261,673)	(18,999)	(6,144)
Property and equipment	(8,406)	(3,482)	(233)
Lease payments	—	—	—
Valuation allowance	(6,826)	—	—
Net deferred tax liability	$(251,311)	$(15,447)	$(5,487)

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the net operating loss carryforwards that may expire prior to their utilization has been recorded at December 31, 2021.

As of December 31, 2021, the Company has $1.4 million of non-capital Canadian losses which expire in 2031, $252.8 million of state net operating losses which expire in 2023-2041, and $271.7 million of US federal net operating losses which have an indefinite carryforward period. The Company determined a valuation allowance was applicable to $1.4 million of non-Capital Canadian losses and $138.9 million of state net operating losses. The Company also determined that it is more likely than not that the benefit from $268.9 million of US federal net operating losses and $106.2 million of state net operating losses will not be realized and therefore this amount has not been recorded.

As the Company operates in the cannabis industry, the Company is subject to the limits of Internal Revenue Code ("IRC") Section 280E for US federal income tax purposes as well as state income tax purposes for all states except for California and Colorado. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to costs of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2021, and December 31, 2020, the Company recorded an uncertain tax liability of $6.7 million and $3.9 million, respectively, inclusive of interest and penalties. Additionally, there are unrecognized deferred tax benefits of $44.9 million as of December 31, 2021, and $3.8 million as of December 31, 2020. The Company does not reasonably expect the unrecognized tax benefits will materially increase or decrease within the next 12 months.

During 2021, the Company recorded interest of $0.3 million and penalties of $0.3 million on uncertain liability assumed in acquisitions and recorded $0.6 million of interest in the consolidated statements of operations and comprehensive income. As of December 31, 2021, all tax filings remain open for assessment.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2021	2020
Beginning balance	$3,770	$3,770
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years' recorded to goodwill	41,080	—
Ending balance	$44,850	$3,770

NOTE 19. RELATED PARTIES

The balance of related party notes was $12.0 million as of December 31, 2020. The related party notes were paid off in full in November 2021. The balance of related party notes was zero as of December 31, 2021. See Note 11. Notes Payable Related Party for further details.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, is a minority owner of a company (the “Supplier”) that provided construction and related services to the Company. The Supplier was responsible for the construction of the Company’s cultivation and processing facilities, and provided labor, materials and equipment on a cost-plus basis. For the years ended December 31, 2021, and 2020, property and equipment purchases totaled $148.4 million and $96.7 million, respectively. As of December 31, 2021, and 2020, $11.4 million and $10.4 million was included in accounts payable in the consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier were reviewed by the office of the Company’s Chief Legal Officer. As of January 1, 2022, the Supplier is no longer a related party of the Company.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has many leases from various real estate holding companies that are managed by various related parties including Benjamin Atkins, a former director and current shareholder of the Company, and the Supplier. As of December 31, 2021, and 2020, under ASC 842, the Company had the following in the consolidated balance sheets:

	As of December 31, 2021		As of December 31, 2020
	Operating	Finance	Operating	Finance
	(in thousands)		(in thousands)
Right-of-use assets, net	$2,082	$2,009	$12,003	$3,425
Lease liabilities:
Lease liabilities - current portion	$418	$215	$1,539	$281
Lease liabilities	1,862	2,127	11,083	3,500
Total related party lease liabilities	$2,280	$2,342	$12,622	$3,781

Lease expense recognized for related party leases was $2.7 million, $3.5 million, and $3.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 20. COMMITMENTS AND CONTINGENCIES

Operating Licenses

Although the possession, cultivation and distribution of cannabis for medical use is permitted in Florida, California, Connecticut, Pennsylvania and West Virginia cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, inventory, cash and cash equivalents, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, as of December 31, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations and comprehensive income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

On December 30, 2019, a securities class-action complaint, David McNear v. Trulieve Cannabis Corp. et al., Case No. 1:19-cv-07289, was filed against the Company in the United States District Court for the Eastern District of New York. On February 12, 2020, a second securities class-action complaint, Monica Acerra v. Trulieve Cannabis Corp. et al., Case No. 1:20-cv-00775, which is substantially similar to the complaint filed on December 30, 2019, was filed against the Company in the United States District Court for the Eastern District of New York. Both complaints name the Company, Kim Rivers, and Mohan Srinivasan as defendants for allegedly making materially false and misleading statements regarding the Company’s previously reported financial statements and public statements about its business, operations, and prospects. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and SEC Rule 10b-5 promulgated thereunder. The complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief. On March 20, 2020, the Court consolidated the two related actions under In re Trulieve Cannabis Corp. Securities Litigation, No. 1:19-cv-07289, and appointed William Kurek, John Colomara, David McNear, and Monica Acerra as Lead Plaintiffs. The Company filed a motion to dismiss on September 11, 2020. The Court granted the motion to dismiss, and final judgement was entered on March 11, 2022, dismissing the Plaintiff's claims with prejudice.

During the year ending December 31, 2021, the Company settled certain litigation matters assumed in acquisitions during the year for $14.8 million.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which we believe a loss may be probable and the loss is estimable. As of December 31, 2021, and 2020, $8.8 million and $0.7 million was included

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in contingent liabilities in the consolidated balance sheets related to pending litigation. The Company also recorded accruals related to sales tax audits or inquiries which were acquired through the Harvest acquisition. As of December 31, 2021, $2.3 million and was included in contingent liabilities in the consolidated balance sheet for estimates related to various sales tax matters. The Company also has amounts related to vendor disputes and various other matters which are probable and estimable but not known included in contingent liabilities in the consolidated balance sheet.

Regulatory compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties and other sanctions.

NOTE 21. VARIABLE INTEREST ENTITIES

The Company through its acquisition of Harvest and through the acquired Harvest subsidiaries has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states. The Company determined these entities to be variable interest entities ("VIEs") due to the financial relationship and as the Company is the primary beneficiary as of December 31, 2021. The Company holds ownership interests in these entities ranging from 25% to 49% as of December 31, 2021. The Company's VIEs are not material to the consolidated financial position or operations as of or for the year ended December 31, 2021. There were no variable interest entities as of December 31, 2020, or 2019.

We have determined these entities to be variable interest entities and that we are the primary beneficiary. We consolidate these entities due to the other holder’s equity investment being insufficient to finance its activities without additional subordinated financial support and the Company meeting the power and economics criteria. In particular, the Company controls the management decisions and activities most significant to certain VIEs, has provided a significant portion of the subordinated financial support provided to date, and holds membership interests exposing the Company to the risk of reward and/or loss. The Company allocates income and cash flows of the VIEs based on the outstanding ownership percentage in accordance with the underlying operating agreements, as amended. The Company has consolidated all identified variable interest entities for which the Company is the primary beneficiary in the accompanying consolidated financial statements.

The following table presents the summarized assets and liabilities of the Company’s VIEs in which we do not hold a majority interest as of December 31, 2021. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that eliminate in consolidation as included in our consolidated balance sheets. The Company did not have VIEs prior to the acquisition of Harvest.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020
	(in thousands)
Current assets:
Cash	$1,241	$—
Accounts receivable, net	905	—
Inventories, net	2,451	—
Other current assets	313	—
Total current assets	4,910	—
Property and equipment, net	8,335	—
Intangible assets, net	17,735	—
Other assets	544	—
Total assets	$31,524	$—
Current liabilities:
Accounts payable and accrued liabilities	$828	$—
Notes payable - current portion	1,170	—
Income tax payable	522	—
Total current liabilities	2,520	—
Notes payable	1,061	—
Deferred tax liabilities	4,479	—
Total liabilities	$8,060	$—

NOTE 22. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the year ending December 31:

	2021	2020
	(in thousands)
Retail	$870,507	$520,217
Wholesale, licensing and other	67,878	1,316
Revenue, net	$938,385	$521,533

NOTE 23. FINANCIAL INSTRUMENTS

Financial Instruments

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a warrant liability. Our financial instruments where carrying value approximates the fair value include cash, accounts payable and accrued liabilities, notes payable, notes payable related party, operating lease liabilities, finance lease liabilities, other long-term liabilities and construction finance liabilities. Excluding the money market funds and warrant liability classified at fair value, the carrying values of these financial instruments approximate their fair values as of December 31, 2021, and 2020, due to their short-term nature or because the effective interest rate applied to the balance approximates the market rate.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. There have been no transfers between hierarchy levels during the years ended December 31, 2021, and 2020, respectively.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present information about the Company’s financial instruments and their classifications as of December 31, 2021, and 2020, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair Value Measurements as of December 31, 2021, using:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$94,161	$—	$—	$94,161
Financial Liabilities:
Warrant liabilities (2)	$—	$2,895	$—	$2,895

Fair Value Measurements as of December 31, 2020, using:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$65,516	$—	$—	$65,516

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets. As a short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that is fair value.
(2)
Warrant liabilities represent liability classified warrants acquired from Harvest in October 2021 ("Harvest liability warrants") and included as part of the consideration transferred. See Note 3. Acquisitions. The fair value of the Harvest acquired warrants is determined using the Black-Scholes options pricing model. Share Price: C$3,291; Exercise Price: C$1,125; Remaining term: 1.31 years; Annualized Volatility: 49.57%; Dividend yield: 0%; Discount Rate: 0.56%; C$ Exchange Rate: 0.788.

NOTE 24. SUBSEQUENT EVENTS

Senior Secured Notes Due 2026

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $75.6 million. The Notes were issued at 101% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes will mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the Indenture.

Acquisition

In February 2022, we entered into a purchase agreement with Sweet 5, LLC and CP4 Group LLC ("Watkins") to acquire a cultivation operation in Arizona and the right to a lease of the facility. The purchase was completed for total cash consideration of $27.5 million with a potential earnouts of $22.5 million based on the completion of certain milestones. This acquisition will be accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. The Company has begun the process to determine the purchase price allocation for assets acquired and liabilities assumed, including estimating the fair value of intangible and tangible assets. These estimates and initial accounting for the business combination have not been completed. As a result, the Company is unable to prove the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestment of VIE

In the first quarter of 2022, the Company completed the divesture of one of its VIEs through the full repayment of the subordinated financial support provided to the VIE and the sale of its equity interest to the majority shareholder. The total proceeds from the sale were approximately $1.6 million.