Form 10-Q
period 2022-03-31
Trulieve Cannabis Corp.
filed 2022-05-12
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-56248

TRULIEVE CANNABIS CORP.

(Exact Name of Registrant as Specified in its Charter)

British Columbia	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6749 Ben Bostic Road Quincy, FL	32351
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 480-7955

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 5, 2022, the registrant had 135,001,544 Subordinate Voting Shares and 49,217,899 Multiple Voting Shares (on an as converted basis) outstanding.

Trulieve Cannabis Corp.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trulieve Cannabis Corp.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$267,226	$230,646
Restricted cash	—	3,013
Accounts receivable, net	12,782	8,854
Inventories, net	236,427	212,188
Notes receivable - current portion	634	1,530
Prepaid expenses and other current assets	76,182	68,189
Total current assets	593,251	524,420
Property and equipment, net	805,999	779,916
Right of use assets - operating, net	121,972	125,973
Right of use assets - finance, net	70,225	66,764
Intangible assets, net	1,098,278	1,117,982
Goodwill	789,900	765,358
Notes receivable, net	12,188	12,147
Other assets	34,041	18,312
TOTAL ASSETS	$3,525,854	$3,410,872
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	109,810	94,073
Income tax payable	77,687	27,610
Deferred revenue	6,514	7,168
Notes payable - current portion, net	9,481	10,052
Private placement notes - current portion	1,874	—
Operating lease liabilities - current portion	10,553	9,840
Finance lease liabilities - current portion	6,905	6,185
Construction finance liabilities - current portion	1,154	991
Contingencies	13,826	13,017
Total current liabilities	237,804	168,936
Long-term liabilities:
Notes payable	3,476	6,456
Private placement notes, net	537,703	462,929
Warrant liabilities	2,075	2,895
Operating lease liabilities	128,575	122,130
Finance lease liabilities	69,167	65,244
Construction finance liabilities	175,032	175,198
Deferred tax liabilities	243,395	251,311
Other long-term liabilities	9,433	8,400
TOTAL LIABILITIES	1,406,660	1,263,499
Commitments and contingencies (see Note 21)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 184,184,142 issued and outstanding as of March 31, 2022 and 180,504,172 issued and outstanding as of December 31, 2021.	—	—
Additional paid-in-capital	2,012,564	2,008,100
Accumulated earnings	105,746	137,721
Non-controlling interest	884	1,552
TOTAL SHAREHOLDERS' EQUITY	2,119,194	2,147,373
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,525,854	$3,410,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
	(unaudited)
Revenues, net of discounts	$318,348	$193,823
Cost of goods sold	140,198	58,559
Gross profit	178,150	135,264
Expenses:
Sales and marketing	72,862	44,558
General and administrative	33,546	12,709
Depreciation and amortization	29,305	5,434
Impairment and disposal of long-lived assets	13,780	—
Total expenses	149,493	62,701
Income from operations	28,657	72,563
Other income (expense):
Interest expense, net	(17,877)	(7,899)
Change in fair value of derivative liabilities - warrants	820	—
Loss on divestment and sale of non-operating assets	(2,681)	—
Other income (expense), net	915	(37)
Total other expense	(18,823)	(7,936)
Income before provision for income taxes	9,834	64,627
Provision for income taxes	42,316	34,549
Net (loss) income and comprehensive (loss) income	(32,482)	30,078
Less: Net loss and comprehensive loss attributed to non-controlling interest	(507)	—
Net (loss) income and comprehensive (loss) income attributed to common shareholders	$(31,975)	$30,078

Net (loss) income per share:
Basic	$(0.17)	$0.25
Diluted	$(0.17)	$0.24
Weighted average number of common shares used in computing net (loss) income per common share:
Basic	187,054,916	119,892,507
Diluted	187,054,916	127,589,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Non-Controlling Interest	Total
Balance, January 1, 2021 (audited)	58,182,500	1,439,037	59,952,461	119,573,998	$328,214	$119,689	$—	$447,903
Share-based compensation	—	—	—	—	741	—	—	741
Shares issued for cash - warrant exercise	—	—	469,133	469,133	6,861	—	—	6,861
Conversion of warrants to Subordinate Voting Shares	—	—	133,408	133,408	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(117,668)	117,668	—	—	—	—	—
Conversion of Super Voting to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	30,078	—	30,078
Balance, March 31, 2021 (unaudited)	—	56,482,769	63,693,770	120,176,539	$335,816	$149,767	$—	$485,583

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Non-Controlling Interest	Total
Balance, January 1, 2022 (audited)	—	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	—	4,564	—	—	4,564
Exercise of Stock Options	—	—	45,775	45,775	108	—	—	108
Shares issued for cash - warrant exercise	—	—	1,648	1,648	22	—		22
Shares issued under share compensation plans	—	—	16,257	16,257	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(10,005)	(10,005)	(230)	—	—	(230)
Conversion of Multiple Voting to Subordinate Voting Shares	—	(2,699,100)	2,699,100	—	—	—	—	—
Shares issued for PurePenn, Pioneer, and Solevo earnout	—	—	3,626,295	3,626,295	—	—	—	—
Distribution	—	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	—	(111)	(111)
Net (loss) income and comprehensive loss	—	—	—	—	—	(31,975)	(507)	(32,482)
Balance, March 31, 2022 (unaudited)	—	49,217,899	134,966,243	184,184,142	$2,012,564	$105,746	$884	$2,119,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	(unaudited)
Cash flow from operating activities
Net (loss) income and comprehensive (loss) income	$(32,482)	$30,078
Adjustments to reconcile net (loss) income and comprehensive (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,305	5,434
Depreciation included in cost of goods sold	10,692	3,667
Non-cash interest expense	1,232	(41)
Non-cash interest income	(163)	—
Loss on impairment and disposal of long-lived assets	13,780	—
Loss on settlement of held for sale assets, net	1,862	—
Loss on lease terminations	819	—
Amortization of operating lease right of use assets	2,892	1,573
Share-based compensation	4,564	741
Accretion of construction finance liabilities	293	711
Change in fair value of derivative liabilities - warrants	(820)	—
Change in legal contingencies	(1,248)	—
Allowance for credit losses	42	—
Deferred income tax expense	—	(1,487)
Changes in operating assets and liabilities:
Inventories	(21,957)	(5,598)
Accounts receivable	(3,970)	(2,309)
Prepaid expenses and other current assets	(8,094)	(1,673)
Other assets	(16,216)	(7,298)
Accounts payable and accrued liabilities	22,093	595
Income tax payable	42,210	36,540
Operating lease liabilities	(2,106)	(943)
Deferred revenue	(654)	(399)
Other current liabilities	2,057	—
Other long-term liabilities	1,016	—
Net cash provided by operating activities	45,147	59,591
Cash flow from investing activities
Purchases of property and equipment	(48,118)	(48,387)
Purchases of property and equipment related to construction finance liabilities	(7,334)	(3,687)
Capitalized interest	(1,487)	(365)
Acquisitions, net of cash acquired	(27,500)	91
Purchases of internal use software	(2,214)	(1,014)
Proceeds from sale of variable interest entity	1,604	—
Proceeds from sale of held for sale assets	203	—
Proceeds received from notes receivable	1,018	—
Net cash used in investing activities	(83,828)	(53,362)
Cash flow from financing activities
Proceeds from private placement notes, net of discounts	76,420	—
Proceeds from construction finance liabilities	—	3,687
Proceeds from warrant exercises	22	6,861
Proceeds from stock option exercises	108	—
Payments on notes payable	(2,285)	—
Payments on finance lease obligations	(1,421)	(1,028)
Payments on construction finance liabilities	(297)	—
Payments for debt issuance costs	(19)	—
Payments on notes payable - related party	—	(12)
Payments for taxes related to net share settlement of equity awards	(230)	—
Distributions	(50)	—
Net cash provided by financing activities	72,248	9,508
Net increase in cash and cash equivalents	33,567	15,737
Cash, cash equivalents, and restricted cash, beginning of period	233,659	146,713
Cash, cash equivalents, and restricted cash, end of period	$267,226	$162,450
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$6,949	$540
Income taxes	$46	$—
Other noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$10,852	$10,697
Purchases of property and equipment financed with accounts payable	$10,985	$13,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve” or the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of March 31, 2022, held licenses to operate in Florida, California, Connecticut, Pennsylvania, Massachusetts, West Virginia, Arizona, Colorado, Maryland, and Nevada, to cultivate, produce, and sell medicinal-use cannabis products, and with respect to Arizona, California, Colorado, Nevada, and Massachusetts, adult-use cannabis products, and have received notice of intent to award a license in Georgia.

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

The Company is listed on the Canadian Securities Exchange (the “CSE”) and began trading on September 25, 2018, under the ticker symbol “TRUL” and trades on the OTCQX market under the symbol “TCNNF”.

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the assets, liabilities, revenue and expenses of all wholly-owned subsidiaries and variable interest entities for which we have determined that we are the primary beneficiary. Outside shareholders' interests in subsidiaries are shown on the condensed consolidated financial statements as non-controlling interests. Material intercompany balances and transactions are eliminated in consolidation. In our opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2022, and the results of our operations and cash flows for the three months ended March 31, 2022 and March 31, 2021. The results of our operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year.

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

The financial data presented herein should be read in conjunction with the audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2021, as reported in the 2021 Annual Report on Form 10-K.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Basis of Measurement

These condensed consolidated financial statements have been prepared on the going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Functional Currency

The functional currency of the Company and its subsidiaries, as determined by management, is the United States (“U.S.”) dollar. These condensed consolidated financial statements are presented in U.S. dollars.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and the accompanying notes to conform to the current period presentation.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 3. Summary of Significant Accounting Policies in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 30, 2022 (the "2021 Form 10-K"). There have been no material changes to the Company’s significant accounting policies.

Critical accounting estimates and judgments

The preparation of the condensed consolidated financial statements with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in our condensed consolidated financial statements, include, but are not limited to, accounting for acquisitions and business combinations; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; leases; fair value of financial instruments, income taxes; inventory; share-based payment arrangements, and commitment and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2021, restricted cash was $3.0 million, which represented cash consideration set aside in relation to amounts held for a pending legal dispute. The restriction on this cash was released in January 2022 as the litigation was settled in December 2021. There was no restricted cash as of March 31, 2022.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of:

	March 31, 2022	December 31, 2021
	(in thousands)
Trade accounts payable	$18,958	$14,330
Accrued payroll	27,245	24,728
Accrued property and equipment	10,985	6,507
Accrued property and equipment - related party	—	11,353
Accrued inventory	11,039	8,373
Accrued insurance	3,449	6,620
Accrued interest	17,673	6,787
Accrued utilities	317	990
Sales tax payable	5,508	5,352
Other payables and accrued liabilities	14,636	9,033
Total accounts payable and accrued liabilities	$109,810	$94,073

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of:

	March 31, 2022	December 31, 2021
	(in thousands)
Prepaid insurance	$6,073	$10,175
Prepaid expenses	10,677	10,325
Prepaid payroll	12,809	—
Tenant improvement receivables	9,539	16,853
Held for sale assets, net	9,460	8,719
Deposits	11,185	16,969
Current portion of acquisition earnouts	9,999	—
Other current assets	6,440	5,148
Total prepaids and other current assets	$76,182	$68,189

Deferred Revenue

The Company has a loyalty rewards program that allows customers to earn reward credits to be used on future purchases. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. The loyalty rewards are shown as reductions to ‘revenues, net of discounts’ line on the accompanying condensed consolidated statements of operations and comprehensive (loss) income and included as deferred revenue on the condensed consolidated balance sheets.

A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. As of March 31, 2022 and December 31, 2021, the loyalty liability totaled $6.2 million and $6.7 million, respectively, that is included in deferred revenue on the condensed consolidated balance sheets.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations and comprehensive (loss) income and totaled $2.7 million and $1.1 million for the three months ended March 31, 2022 and 2021, respectively.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Held for sale

We classify long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally our Board of Directors or certain of our Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of sale.

As of March 31, 2022, the Company had $9.5 million in net assets held for sale which is recorded in prepaids and other current assets in the condensed consolidated balance sheets. The net assets held for sale as of March 31, 2022 primarily consists of leases and related liabilities. As of December 31, 2021, the Company had $8.7 million in net assets held for sale which is recorded in prepaid expenses and other current assets in the consolidated balance sheets. The net assets held for sale primarily consist of property and equipment, leases and related liabilities, and a note payable. During the three months ended March 31, 2022 the Company settled net assets of $0.7 million, sold land held for sale for $0.2 million in proceeds, and recorded a loss on sale of $2.6 million of which is recorded in loss on divestment and sale of non-operating assets in the condensed consolidated statement of operations and comprehensive (loss) income.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB, the AICPA and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 was effective for the Company beginning January 1, 2021. The Company adopted ASU 2016-13 on January 1, 2021, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”) rather than adjust them to fair value at the acquisition date. We elected to early adopt this accounting standard in the fourth quarter of 2021, with retrospective application to business combinations that occurred in fiscal year 2021. Results of operations for quarterly periods prior to September 30, 2021 remain unchanged as a result of the adoption of ASU No. 2021-08. The acquisitions of Harvest Health and Recreation Inc. and Purplemed Healing Center were accounted for in accordance with ASU 2021-08, as will all future acquisitions. Refer to Note 4. Acquisitions for further information. The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 4. ACQUISITIONS

(a) CP4 Group, LLC

On February 14, 2022, the Company acquired a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins"). Total consideration was $27.5 million paid in cash. An additional $22.5 million was paid into escrow for four potential earnouts. The earnouts are based on the completion of certain milestones and contingent on the continued employment of the key employee shareholders ("Key Employees") of Watkins. As the earnouts are contingent on the continued employment of the Key Employees, the $22.5 million is compensation for post-combination services. The Company will accrue the compensation cost for each earnout as it becomes probable and estimable and over the most probable period of continued employment required for the specific earnouts. The Company reviewed the potential earnouts concluding three are probable and estimable as of March 31, 2022, recording an accrual of $2.1 million in contingencies and other long-term liabilities on the condensed consolidated balance sheets which was expensed during the three months ended March 31, 2022, in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income. No liability was recorded for the fourth earnout as it was concluded to be reasonably possible but not probable as of March 31, 2022. The earnouts will be evaluated on a quarterly basis. The Company incurred $0.2 million of transaction costs related to the acquisition of Watkins. These costs were expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income for the quarter ended March 31, 2022.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Watkins met the definition of a business as Watkins is an existing cultivation facility with inputs, processes, and outputs in place that constitute a business under Topic 805. As a result, the acquisition of Watkins has been accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible assets acquired. The primary reason for the acquisition was to expand the Company's cultivation capacity in Arizona. The goodwill of $24.5 million arising from the acquisition primarily consist of the economies of scale expected from a vertical cannabis market in Arizona.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible assets acquired and liabilities assumed:

(in thousands)
Consideration
Cash	$27,500
Fair value of consideration exchanged	$27,500
Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventories	$2,266
Property and equipment	692
Right of use asset - operating	4,737
Goodwill	24,542
Operating lease liability	(4,737)
Total net assets acquired	$27,500

(b) Purplemed Healing Center

On December 28, 2021, the Company acquired 100% of certain assets of Purplemed Healing Center ("Purplemed") including the Medical Marijuana Dispensary License issued by the Arizona Department of Health Services ("ADHS") and the Marijuana Establishment License issued by the ADHS which collectively serve as the Purplemed license providing the ability to operate a marijuana retail sales dispensary as well as the assumption of the associated lease. The Company also acquired the right to operate an additional offsite cultivation business under the Arizona Adult Use Marijuana Act, and the option to purchase full ownership and management of Greenmed, Inc., the Greenmed license, and the Greenmed dispensary. As part of the transaction, the Company assumed the Purplemed loyalty program.

The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Purplemed did not meet the definition of a business as Purplemed did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Purplemed has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. The total consideration was $15.0 million consisting of cash. The acquisition provided for indemnity for pre-closing liabilities. Accordingly, the Company recognized an indemnification asset of $0.5 million offset by associated liabilities based on the information that was available at the date of the acquisition, which is included in the net assets acquired.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The net assets were acquired for an aggregate purchase price of $15.0 million.

(in thousands)
Consideration:
Cash	$15,000
Transaction costs	12
Fair value of consideration exchanged	$15,012
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$531
Right of use asset - operating	271
Intangible asset	15,076
Other current liabilities	(531)
Deferred revenue	(109)
Operating lease liability	(226)
Total net assets acquired	$15,012

The acquired intangible asset includes a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(c) Harvest Health & Recreation Inc.

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

Total consideration was $1.4 billion consisting of Trulieve Subordinate Voting Shares (“Trulieve Shares”) with a fair value of $1.37 billion, stock options, equity classified warrants, restricted stock units and other outstanding equity instruments with a fair value of $18.4 million, and warrant liabilities convertible into equity with a fair value of $3.1 million at the time of the Transaction. The Company incurred $13.0 million in transaction costs related to the acquisition of Harvest as of December 31, 2021. No additional transaction costs have been incurred.

The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s retail and cultivation footprint and gain access to new markets. The goodwill of $662.1 million arising from the acquisition primarily consisted of the synergies and economies of scale expected from combining the operations of Trulieve and Harvest including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets. Goodwill is subject to the limits of IRC Section 280E under which the Company is only allowed to deduct expenses directly related to the cost of goods sold, therefore goodwill is not deductible.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

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

As part of the acquisition, Harvest entered into a sale agreement to sell their Florida cannabis license for $55.0 million where Trulieve was legally prohibited from holding this license and the sale occurred simultaneously with the Transaction. Therefore, a $55.0 million

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

receivable for the sale proceeds was deemed acquired and recorded. The funds were received subsequent to the closing of the transaction on October 1, 2021.

The Company has not yet finalized their accounting for non-controlling interests on the acquired entities but has recorded preliminary entries in this area. Any subsequent adjustments would be expected to impact non-controlling interest and goodwill. This accounting will be finalized during the measurement period.

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of Harvest Health & Recreation Inc. and Keystone Shops, as if the acquisitions had occurred on January 1, 2021. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transactions been consummated as of that time nor does it purport to be indicative of future financial operating results.

•
Proforma net revenues for the period ending March 31, 2021 are $287.9 million. Proforma net loss and comprehensive loss attributable to common shareholders for the period ending March 31, 2021 are $2.5 million.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

(d) Keystone Shops

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Subordinate Voting Shares ("Trulieve Shares") with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as it was not estimated to be probable at the time of acquisition nor as of March 31, 2022. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$20,251
Shares issued upon acquisition	35,385
Fair value of consideration exchanged	$55,636
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$500
Inventories	1,766
Prepaid expenses and other current assets	240
Property and equipment	1,144
Right of use asset - finance	1,340
Intangible assets
Dispensary license	27,000
Tradename	100
Favorable leasehold interests, net	86
Goodwill	39,703
Other assets	40
Accounts payable and accrued liabilities	(878)
Income tax payable	(2,892)
Operating lease liabilities	(1,340)
Other long-term liabilities	(2,179)
Deferred tax liability	(8,994)
Total net assets acquired	$55,636

The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life, as well as tradename and net favorable leasehold interests which were fully amortized in the period of acquisition due to useful life and materiality considerations.

(e) Nature’s Remedy of Massachusetts, Inc.

On June 30, 2021, the Company completed an asset purchase agreement whereby Trulieve acquired a licensed, but not yet operating, adult-use dispensary location from Nature’s Remedy of Massachusetts, Inc. (“Nature’s Remedy”). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Nature’s Remedy did not meet the definition of a business as Nature’s Remedy did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Nature’s Remedy has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total consideration was $16.2 million consisting of $7.0 million in cash and 237,881 in Trulieve Shares, with a fair value of $9.1 million, and less than $0.1 million in transaction costs.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$7,000
Shares issued upon acquisition	9,139
Transaction costs	23
Fair value of consideration exchanged	$16,162
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$12
Property and equipment	1,006
Right of use asset - finance	799
Intangible assets	15,274
Accounts payable and accrued liabilities	(335)
Finance lease liability	(594)
Total net assets acquired	$16,162

The acquired intangible asset is represented by the adult-use license and is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(f) Patient Centric of Martha's Vineyard

On July 2, 2021, the Company acquired certain assets of Patient Centric of Martha’s Vineyard (“PCMV”) including the rights to a Provisional Marijuana Retailers License from the Massachusetts Cannabis Control Commission, the right to exercise an option held by PCMV to lease real property in Framingham, Massachusetts for use as a marijuana retailer, and necessary municipal entitlements to operate as a marijuana retailer at the property. Total consideration was 258,383 in Trulieve Shares, of which 10,879 are subject to a holdback for six months as security for any indemnity claims by the Company under the asset purchase agreement. The fair value of the equity exchanged was $10.0 million. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining PCMV did not meet the definition of a business as PCMV did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of PCMV has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values.

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

(g) Solevo Wellness West Virginia, LLC

On June 8, 2021, the Company acquired 100% of the membership interests of Solevo Wellness West Virginia, LLC (“Solevo WV”) which holds three West Virginia dispensary licenses. The Company analyzed the acquisition under ASU 2017-01, Business

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Combinations (Topic 805): Clarifying the Definition of a Business, determining Solevo WV did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. Total consideration was $0.8 million consisting of $0.2 million in cash, 11,658 in Trulieve Shares with a fair value of $0.4 million, $0.1 million in debt forgiveness and less than $0.1 million in transaction costs. The consideration of $0.8 million was allocated to acquired assets of $0.8 million, which are treated as definite-lived intangible assets amortized over a 15-year useful life.

(h) Mountaineer Holding, LLC

On May 6, 2021, the Company acquired 100% of the membership interests of Mountaineer Holding LLC (“Mountaineer”) which holds a cultivation permit and two dispensary permits in West Virginia. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Mountaineer did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction has been accounted for as an asset acquisition. Total consideration was $5.5 million, consisting of $3.0 million in cash and 60,342 in Trulieve Shares with a fair value of $2.5 million. The consideration of $5.5 million has been allocated to the $5.5 million of acquired assets which are treated as definite-lived intangible assets and amortized over a 15-year useful life.

NOTE 5. ACCOUNTS RECEIVABLE

As of March 31, 2022 and December 31, 2021, Accounts receivable, net consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Trade receivables	$13,633	$9,363
Less: allowance for credit losses	(851)	(509)
Accounts receivable, net	$12,782	$8,854

NOTE 6. NOTES RECEIVABLE

As of March 31, 2022 and December 31, 2021, Notes receivable, net consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Promissory note acquired from Harvest maturing in November 2025. Secured by certain assets.	$8,659	$8,827
Convertible note receivable dated November 2021 maturing in November 2024.	4,276	4,124
Promissory notes acquired from Harvest maturing in February 2022. Secured by certain assets.	—	850
Notes receivable	12,935	13,801
Less: discount on notes receivable	(113)	(124)
Total notes receivable, net of discounts	12,822	13,677
Less: current portion of notes receivable	(634)	(1,530)
Notes receivable	$12,188	$12,147

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

In October 2021, the Company acquired a note receivable with the Harvest acquisition. The note receivable is originally dated November 2020 maturing in November 2025. The note had an original principal balance of $12.0 million and accrues interest at a rate of 7.5% per annum with monthly interest and principal payments of $0.1 million.

In October 2021, the Company acquired notes receivable with the Harvest acquisition. The notes receivable are originally dated February 2021 maturing in February 2022. The notes had an original principal balance of $0.9 million and accrue interest at a rate of 10% per annum with interest only payments due monthly. These notes were repaid in full in February 2022.

As part of the acquisition of Harvest, we acquired $9.8 million in notes receivable on October 1, 2021. There were no notes receivable outstanding prior to October 1, 2021.

See Note 4. Acquisitions for further details of the Harvest acquisition.

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

During the three months ended March 31, 2022, the Company recorded interest income of $0.4 million in other income (expense), net on the condensed consolidated statements of operations and comprehensive (loss) income. The Company had no accrued interest receivable as of March 31, 2022, and $0.1 million as of December 31, 2021, included in prepaid expenses and other current assets on the condensed consolidated balance sheets.

Stated maturities of notes receivable are as follows as of March 31, 2022:

Expected principal payments
(in thousands)
Remaining 2022	$454
2023	728
2024	5,060
2025	6,693
2026	—
Thereafter	—
Total	12,935
Less: discount on notes receivable	(113)
Total	$12,822

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 7. INVENTORY

As of March 31, 2022 and December 31, 2021, Inventories, net consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Raw material
Cannabis plants	$34,271	$31,279
Packaging and supplies	41,453	40,326
Total raw material	75,724	71,605
Work in process	99,671	94,249
Finished goods-unmedicated	9,213	4,824
Finished goods-medicated	51,819	41,510
Total inventories	$236,427	$212,188

NOTE 8. PROPERTY & EQUIPMENT

As of March 31, 2022 and December 31, 2021, Property and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Land	$30,884	$32,904
Buildings and improvements	601,195	435,185
Construction in progress	86,431	234,198
Furniture and equipment	163,518	140,281
Vehicles	985	959
Total	883,013	843,527
Less: accumulated depreciation	(77,014)	(63,611)
Total property and equipment, net	$805,999	$779,916

Capitalized interest for the three months ended March 31, 2022 and March 31, 2021 totaled $1.5 million and $0.4 million, respectively. Depreciation expense for the three months ended March 31, 2022 and March 31, 2021 totaled $15.5 million and $5.6 million, respectively.

During the three months ended March 31, 2022, the Company recorded a loss on the disposal of property and equipment of $3.0 million and an impairment of $0.3 million which is the result of repositioning of assets in the southeast. This loss was recorded in impairment and disposal of long-lived assets in the condensed consolidated statements of operations and comprehensive (loss) income. There was no loss on disposal of property and equipment during the three months ended March 31, 2021.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 9. INTANGIBLE ASSETS & GOODWILL

Intangible assets

As of March 31, 2022 and December 31, 2021, Intangible assets, net consisted of the following:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Licenses	$1,106,658	$42,819	$1,063,839
Trademarks	27,430	5,617	21,813
Internal use software	9,588	1,496	8,092
Tradenames	4,862	2,512	2,350
Customer relationships	4,536	2,352	2,184
Total	$1,153,074	$54,796	$1,098,278

-

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Licenses	$1,106,658	$25,352	$1,081,306
Trademarks	27,430	2,809	24,621
Internal use software	7,374	1,119	6,255
Tradenames	4,862	2,168	2,694
Customer relationships	4,536	1,430	3,106
Total	$1,150,860	$32,878	$1,117,982

Amortization expense for the three months ended March 31, 2022 and 2021 was $21.9 million and $2.0 million, respectively.

The following table outlines the estimated future annual amortization expense related to intangible assets as of March 31, 2022:

Estimated amortization
(in thousands)
Remaining 2022	$64,964
2023	82,161
2024	80,419
2025	78,392
2026	76,894
Thereafter	715,448
$1,098,278

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Goodwill

The changes in the carrying amount of Goodwill arose from the following:

Three Months Ending March 31, 2022
(in thousands)
As of December 31, 2021	$765,358
Acquisition of Watkins	24,542
As of March 31, 2022	$789,900

NOTE 10. NOTES PAYABLE

As of March 31, 2022 and December 31, 2021, Notes payable consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Promissory notes dated October 1, 2021, maturing in October 2022. Monthly interest payments due of 4.75%. Secured by mortgaged property with a $6 million book value.	6,156	6,156
Promissory note acquired in Harvest acquisition dated February 2020, maturing in February 2023. Monthly interest payments due at 5.5%.	2,670	4,699
Promissory note dated July 2018, maturing in July 2023. Monthly interest payments due of 4% per annum. Secured by certain assets.	1,103	1,113
Promissory note of consolidated variable-interest entity dated February 2022, maturing February 2029. Monthly interest payments due of 8%.	930	—
Promissory note dated October 2019, maturing in October 2024. Monthly interest payments due of 5.5%. Principal balance due at maturity.	800	829
Promissory note acquired in Harvest acquisition dated August 2018, maturing in August 2024. Monthly interest payments due of 2%. Secured by certain assets.	928	1,022
Promissory note acquired in Harvest acquisition dated January 2020, maturing in May 2023. Quarterly interest payments due of 2%.	325	425
Promissory note acquired in Harvest acquisition dated April 2021, maturing in April 2026. Principal due at maturity. Secured by equipment.	56	60
Promissory note acquired in Harvest acquisition dated January 2020, maturing in January 2023. Monthly interest payments due of 2%.	45	65
Promissory notes of consolidated variable-interest entities acquired in Harvest Acquisition. Maturing December 2022 and 2029, interest ranging from 5.25% to 8.25%. Secured by real-estate. In the first quarter of 2022 these notes were fully paid.	—	2,231
Total notes payable	13,013	16,600
Less: Debt discount	(56)	(92)
Less: Current portion of notes payable	(9,481)	(10,052)
Notes payable	$3,476	$6,456

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2022, stated maturities of notes payable are as follows:

(in thousands)
Remaining 2022	$6,697
2023	4,711
2024	657
2025	14
2026	4
Thereafter	930
Total	$13,013

NOTE 11. PRIVATE PLACEMENT NOTES

2024 Notes

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

During the three months ended March 31, 2022 and 2021, accretion expense for the June Notes was $0.4 million and $0.4 million, respectively. During the three months ended March 31, 2022 and 2021, accretion expense for the November Notes was $0.4 million and $0.3 million, respectively.

2026 Notes

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $75.6 million. The 2026 Notes bear interest at a rate of 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes will mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price. The Company intends to use the net proceeds for capital expenditures and other general corporate purposes. During the three months ended March 31, 2022, accretion expense for the January 2026 Notes was less than $0.1 million.

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The 2026 Notes were issued at 100% face value, bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the Indenture. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes. During the three months ended March 31, 2022 the Company incurred $0.3 million in accretion expense.

Accretion expense on the private placement notes is included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Scheduled maturities of the principal portion of private placement notes, net outstanding as of March 31, 2022, are as follows:

(in thousands)
Remaining 2022	1,874
2023	—
2024	130,000
2025	—
2026	425,000
Thereafter	—
Total private placement notes	556,874
Less: Unamortized debt discount & issuance costs	(17,297)
Less: current portion	(1,874)
Private placement notes, net	$537,703

NOTE 12. LEASES

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component.

During the three months ending March 31, 2022, the Company recorded a loss on disposal of Operating right of use assets of $10.5 million which is the result of repositioning of assets in the southeast. This loss was recorded in impairment and disposal of long-lived assets in the condensed consolidated statements of operations and comprehensive (loss) income.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022 and 2021:

		For the Three Months Ended March 31,
	Statement of operations and comprehensive (loss) income location	2022	2021
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$6,093	$1,573
Finance lease cost:
Amortization of lease assets	Cost of goods sold, sales and marketing, general and administrative	2,515	1,570
Interest on lease liabilities	Interest expense	1,579	779
Finance lease cost		4,094	2,349
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	1,934	395
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	99	—
Total lease cost		$12,220	$4,317

Short term lease expense for the three months ended March 31, 2022 and 2021, was nominal. During the three months ended March 31, 2022 and 2021, we earned a nominal amount of sublease income which is recorded in other income on the consolidated statements of operations and comprehensive (loss) income.

Other information related to operating and finance leases is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,387	1,424
Operating cash flows from finance leases	1,579	802
Financing cash flows from finance leases	1,421	1,028
Lease assets obtained in exchange for new lease liabilities:
Operating leases	9,566	5,613
Finance leases	6,301	5,084

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

	March 31, 2022	December 31, 2021
	(in thousands)
Weighted average discount rate:
Operating leases	9.58%	9.69%
Finance leases	8.65%	8.68%
Weighted average remaining lease term (in years):
Operating leases	9.93	10.09
Finance leases	8.11	8.16

Future minimum lease payments under our non-cancellable leases as of March 31, 2022 is as follows:

	Operating leases	Finance leases
	(in thousands)
Remainder of 2022	$17,371	$9,852
2023	22,465	15,930
2024	22,145	12,160
2025	21,792	11,747
2026	21,259	11,325
Thereafter	118,546	47,049
Total undiscounted lease liabilities	223,578	108,063
Interest on lease liabilities	(84,450)	(31,991)
Total present value of minimum lease payments	139,128	76,072
Lease liabilities- current portion	(10,553)	(6,905)
Lease liabilities	$128,575	$69,167

NOTE 13. CONSTRUCTION FINANCE LIABILITIES

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

Included in the agreement, the Company completed the tenant improvements related to the property, for which the landlord has provided a tenant improvement allowance (“TI Allowance”) for $40.0 million. As of December 31, 2021, the entire TI Allowance had been provided. The initial term of the agreement is ten years, with two five-year options to renew. The initial payments are equal to 11% of the sum of the purchase price for the property and will increase when a draw is made on the TI Allowance. In addition, a 3% increase in payments will be applied annually after the first year. As of March 31, 2022, and December 31, 2021, the total finance liability associated with this transaction is $44.8 million and $44.6 million, respectively.

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

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The initial term of the agreement is ten years, with two five-year options to renew. The initial annualized payments are equal to 11% of the purchase price for the property. A 3% increase in payments will be applied annually after the first year. As of March 31, 2022, and December 31, 2021, the total finance liability associated with this transaction is $17.5 million and $17.4 million, respectively.

McKeesport

In October 2019, prior to acquisition by the Company, PurePenn, sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 15 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million, 13.25% for $5.0 million to $15.0 million and 13.50% for $15.0 to $21.0 million. In 2021, the Company entered into an amendment with the landlord to increase the tenant improvement allowance by an additional $15.5 million for a total of $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million. As of March 31, 2022, and December 31, 2021, $29.5 million and $29.5 million of the TI allowance has been provided, respectively.

Alachua

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 20 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $17.9 million as an additional component of base rent. As of March 31, 2022, and December 31, 2021, $17.9 million and $15.3 million of the TI allowance has been provided, respectively.

In the first quarter of 2022, the Company temporarily idled this facility. The Company is evaluating the future use of this facility and remains in compliance with the associated lease obligation.

Hancock

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is ten years with two options to extend the term the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a TI Allowance of $12.9 million as an additional component of base rent. As of March 31, 2022, and December 31, 2021, $10.5 million and $5.7 million of the TI allowance has been provided, respectively.

Under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and will reflect the properties on our condensed consolidated balance sheet and depreciate over the assets' remaining useful life.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Future minimum lease payments for the construction finance liabilities as of March 31, 2022, are as follows:

(in thousands)
Remaining 2022	$17,068
2023	23,406
2024	23,737
2025	24,176
2026	24,595
Thereafter	427,860
Total future payments	540,842
Less: Interest	(364,656)
Total present value of minimum payments	176,186
Construction finance liabilities - current portion	(1,154)
Construction finance liabilities	$175,032

NOTE 14. SHARE CAPITAL

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

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

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

Warrants

Liability warrants

	Number of Warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding and exercisable as of December 31, 2020	—	—	—
Granted	1,679	1,125	1.31
Exercised	—
Outstanding and exercisable as of December 31, 2021	1,679	1,125	1.31
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable as of March 31, 2022	1,679	1,125	1.31

In October 2021 we acquired 1,679 warrants in connection with the acquisition of Harvest ("Harvest liability warrants"). See Note 4. Acquisitions for further details. Each acquired warrant is exercisable into one Multiple Voting Share. Changes in fair value are recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive (loss) income as change in fair value of derivative liabilities - warrants.

Equity warrants

In connection with the Harvest acquisition in October 2021, we acquired certain equity classified warrants ("Acquired equity warrants"). The acquired equity warrants range in exercise price from $23.76 to $145.24 and expire at various dates from June 2022 through December 2025, and are exercisable into one Subordinate Voting Share. As of March 31, 2022 and December 31, 2021, there were 1,009,416 equity warrants outstanding. Each acquired equity warrant is exercisable into one Subordinate Voting Share.

As of March 31, 2022, and 2021, there were 2,458,719 and 2,520,567 Public Warrants outstanding. As of December 31, 2021, there were 2,460,367 Public Warrants outstanding. See Note 11. Private Placement Notes for further details on warrants issued in connection with private placement debt in 2019.

NOTE 15. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) was adopted in June 2021 at the 2021 annual meeting of shareholders. The 2021 Plan reserves 4,000,000 Subordinate Voting Shares for issuance thereunder and replaced the Schyan Exploration Inc. Stock Option Plan (the “Prior Plan”). Awards previously granted under the Prior Plan, including equity awards granted in the first quarter of 2021 for performance in 2020, remain subject to the terms of the Prior Plan. No further grants of awards shall be made under the Prior Plan. The Prior Plan is administered by the Board of Directors of the Company and the 2021 Plan is administered by the Compensation Committee. The 2021 Plan provides for the grant of Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Share Units, and Other Awards.

Options

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

On January 4, 2022 and February 24, 2022, under the 2021 Plan, the Board awarded options to purchase shares to board members, directors, officers, and key employees of the Company. The options granted vest immediately for board members and all other options granted vest over a two-to three-year period.

On October 26, 2021, under the 2021 Plan, the Board awarded options to purchase shares to officers and other select employees of the Company. The options generally vest over a two-to three-year period.

On October 1, 2021, the Company acquired Harvest which included consideration in the form of 1,266,641 stock options (as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The post-combination options vest over a one-to three-year period.

On September 29, 2021, under the 2021 Plan, the Board awarded options to purchase shares to officers and other select employees of the Company. The September 29, 2021, options vest over a three-year period.

On January 4, 2021, under the Prior Plan, the Board awarded options to purchase shares to directors, officers, and key employees of the Company. The January 4, 2021, options generally vest over a two-to three-year period.

In determining the amount of share-based compensation related to options issued during the periods ending March 31, 2022 and 2021, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Fair value at grant date	$8.39-11.01	$11.20
Stock price at grant date	$21.48-$25.41	$33.42
Exercise price at grant date	$21.48-$25.41	$33.42
Expected life in years	3.50 - 4.46	3.00
Expected volatility	51.81% - 52.87%	49.88%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	1.20% - 1.79%	0.11%

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

For the three months ended March 31, 2022, and 2021, the Company recorded share-based compensation for all stock options in the amount of $2.2 million and $0.7 million, respectively. This is recognized as $0.1 million and $0.1 million, cost of goods sold, $1.7 million and $0.5 million general and administrative, and $0.3 million and $0.1 million, sales and marketing in the condensed consolidated statements of operations and comprehensive (loss) income.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The following is a summary of stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, January 1, 2022	2,973,895	$27.61	6.26	$—
Granted	864,051	21.56
Exercised	(88,278)	11.32
Forfeited	(121,127)	55.93
Outstanding, March 31, 2022	3,628,541	$25.62	6.23	$—
Exercisable, March 31, 2022	1,569,874	$18.21	3.70	$2.84

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding at January 1, 2021	1,129,779	$11.72	4.01	$19.90
Granted	326,867	33.42
Exercised	—	—
Forfeited	—	—
Outstanding, March 31, 2021	1,456,646	$16.59	4.05	$28.91
Exercisable, March 31, 2021	554,459	$11.70	3.84	$33.80

As of March 31, 2022, there was approximately $12.7 million of unrecognized compensation cost related to nonvested stock option arrangements which is expected to be recognized over a weighted average period of 0.91 years.

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

On January 4, February 24, and March 31, 2022, the Board awarded RSUs to board members, directors, officers, and key employees of the Company. The RSUs vest immediately for board members and all other RSUs granted vest over a two-year period.

On September 15, 2021, the Board awarded RSUs to two officers of the Company as replacement awards for cancelled warrants, which vest immediately. The previously held 3,572,514 warrants were cancelled on September 15, 2021 with the new RSUs granted on September 15, 2021 as a replacement of the previously held warrants. The two officers were awarded a total premium of $3.1 million, allocated between the two officers, to incentivize the cancellation and replacement, which was recorded to general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

On September 29, 2021, under the 2021 Plan, the Board awarded RSUs to officers and other select employees of the Company, which vest over a two-to three-year period.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The following is a summary of RSU activity:

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2022	332,428	$26.86
Granted	821,800	21.51
Vested	(24,444)	21.48
Forfeited	(51,460)	26.00
Unvested balance as of March 31, 2022	1,078,324	$22.94

During the three months ended March 31, 2022, the Company recorded share-based compensation in the amount of $2.4 million related to RSUs. This is recognized as $0.2 million cost of goods sold, $1.9 million general and administrative and $0.3 million sales and marketing in the statements of operations and comprehensive (loss) income.

As of March 31, 2022, there was approximately $21.5 million of total unrecognized compensation cost related to unvested restricted stock units which is expected to be recognized over a weighted-average service period of 1.11 years.

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

The following table summarizes the activity related to warrants issued and outstanding to certain employees and directors of the Company for the three month period ending March 31, 2021. There were no outstanding warrants as of December 31, 2021 and no changes to outstanding warrants occurred during the three months ended March 31, 2022.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (yrs)
Outstanding, December 31, 2020	6,061,561	6.00	0.72
Granted	—	—	—
Exercised	(133,408)	—	—
Forfeited	(16,592)	—	—
Outstanding, March 31, 2021	5,911,561	6.00	0.48

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 16. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income	$(32,482)	$30,078
Less: Net loss and comprehensive loss attributed to non-controlling interest	$(507)	$—
Net (loss) income and comprehensive (loss) income attributed to common shareholders	$(31,975)	$30,078
Weighted average number of common shares outstanding	187,054,916	119,892,507
Dilutive effect of warrants and options outstanding	—	7,696,589
Diluted weighted average number of common shares outstanding	187,054,916	127,589,096
Basic (loss) earnings per share	$(0.17)	$0.25
Diluted (loss) earnings per share	$(0.17)	$0.24

For the three months ended March 31, 2022, the Company excluded 3,628,541 options, 1,078,324 RSUs, and 3,636,029 warrants, from the dilutive calculation as the Company is in a net loss position. For the three months ended March 31, 2021, the Company excluded 926,242 options from the dilutive calculation as they would have been anti-dilutive. For the three months ended March 31, 2021, the Company excluded 619,237 warrants as they would have been anti-dilutive. As of March 31, 2022, there are approximately 184 million issued and outstanding shares which excludes approximately 2.9 million of fully vested RSUs which are not contractually issuable until 2024.

NOTE 17. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Income before provision for income taxes	$9,834	$64,627
Provision for income taxes	42,316	34,549
Effective tax rate	430%	53%

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as the Company believes this is the best estimate for the annual estimated effective tax rate.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits was approximately $44.9 million as of March 31, 2022 and December 31, 2021, respectively, which is recorded in deferred tax liabilities in the condensed consolidated balance sheets.

NOTE 18. Variable Interest Entities

The Company through its acquisition of Harvest and through the acquired Harvest subsidiaries has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

The Company determined these entities to be variable interest entities ("VIEs") due to the financial relationship and as the Company is the primary beneficiary as of March 31, 2022, and December 31, 2021. The Company holds varying ownership interests in these entities and in certain cases may not directly hold ownership in the entities, but holds a significant interest through an agent. The Company's VIEs are not material to the consolidated financial position or operations as of March 31, 2022, or for the three month period ended March 31, 2022, or as of December 31, 2021. The Company did not have any VIEs prior to the acquisition of Harvest in October 2021.

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

The following table presents the summarized assets and liabilities of the Company’s VIEs in which we do not hold a majority interest as of March 31, 2022, and December 31, 2021. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that eliminate in consolidation as included in our condensed consolidated balance sheets.

	March 31, 2022	December 31, 2021
	(in thousands)
Current assets:
Cash	$2,146	$1,241
Accounts receivable, net	1,035	905
Inventories, net	2,008	2,451
Other current assets	93	313
Total current assets	5,282	4,910
Property and equipment, net	4,489	8,335
Intangible assets, net	17,240	17,735
Other assets	57	544
Total assets	$27,068	$31,524
Current liabilities:
Accounts payable and accrued liabilities	$579	$828
Notes payable - current portion	—	1,170
Income tax payable	474	522
Total current liabilities	1,053	2,520
Notes payable	930	1,061
Deferred tax liabilities	4,479	4,479
Other long-term liabilities	24	—
Total liabilities	$6,486	$8,060

During the three months ended March 31, 2022, the Company divested of it's minority ownership interest in one of it's VIEs and received cash of $1.6 million and recorded an insignificant loss on the divestment which is recorded in loss on divestment and sale of non-operating assets in the condensed consolidated statement of operations and comprehensive (loss) income. As of March 31, 2022, this VIE is no longer consolidated in the Company's condensed consolidated financial statements.

NOTE 19. RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders. The related party notes were paid off in full in November 2021. The balance of related party notes was zero as of December 31, 2021, and March 31, 2022, respectively. The Company incurred interest expense for the three months ended March 31, 2021, on the related party notes of $0.4 million.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, was a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. As of January 1, 2022, the Supplier is no longer a related party of the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials and equipment on a cost-plus basis. For the year ended December 31, 2021, related party property and equipment purchases totaled $148.4 million. As of December 31, 2021, $11.4 million of related party property and equipment purchases was included in accounts payable in the condensed consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s Chief Legal Officer.

The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by Kim Rivers, our Chief Executive Officer and Chair of the board of directors, George Hackney, a former member of our board of directors, and Richard May, a member of our board of directors. The Company also leases various properties from companies that are managed by Benjamin Atkins, a former director and shareholder of the Company, and the Supplier. As of January 1, 2022, Benjamin Atkins is no longer a related party of the Company due to the time that has passed since Mr. Atkins held a director position.

As of March 31, 2022, and December 31, 2021, under ASC 842, the Company had the following related party leases in the condensed consolidated balance sheets:

	As of March 31, 2022	As of December 31, 2021
	Operating	Operating	Finance
	(in thousands)	(in thousands)
Right-of-use assets, net	$899	$2,082	$2,009
Lease liabilities:
Lease liabilities - current portion	$103	$418	$215
Lease liabilities	837	1,862	2,127
Total related parties lease liabilities	$940	$2,280	$2,342

Expenses recognized for related party leases was $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

NOTE 20. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the period ending March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022	2021
	(in thousands)
Retail	$290,614	$181,264
Wholesale, licensing and other	27,734	12,559
Revenues, net of discounts	$318,348	$193,823

NOTE 21. COMMITMENTS AND CONTINGENCIES

Operating Licenses

Although the possession, cultivation and distribution of cannabis for medical use is permitted in Arizona, California, Colorado, Connecticut, Florida, Maryland, Massachusetts, Nevada, Pennsylvania and West Virginia, cannabis is a Schedule-I controlled substance and its use and possession remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations and comprehensive income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which we believe a loss may be probable and the loss in estimable. As of March 31, 2022, and December 31, 2021, $11.0 million and $8.8 million was included in contingent liabilities in the condensed consolidated balance sheets related to pending litigation. As of March 31, 2022 and December 31, 2021, $1.6 million and $2.3 million was included in contingent liabilities in the condensed consolidated balance sheets for estimates related to various sales tax matters. As of March 31, 2022, the Company recorded $2.1 million in liabilities related to potential earn-outs on the Watkins acquisition, that were determined to probable and estimable as of March 31, 2022, with $1.2 million included in contingent liabilities and $0.9 million included in other long term liabilities in the condensed consolidated balance sheets, respectively.

Regulatory Compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties and other sanctions.

NOTE 22. FINANCIAL INSTRUMENTS

The Company’s financial instruments that are measured at fair value on a recurring basis consist of money market funds and a warrant liability. Our financial instruments where carrying value approximates the fair value include cash, accounts payable and accrued liabilities, notes payable, notes payable related party, operating lease liabilities, finance lease liabilities, other long-term liabilities and construction finance liabilities. Excluding the money market funds and warrant liability classified at fair value, the carrying values of these financial instruments approximate their fair values as of March 31, 2022, and December 31, 2021, due to their short-term nature or because the effective interest rate applied to the balance approximates the market rate.

Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. There have been no transfers between hierarchy levels during the three months ended March 31, 2022, and the year ended December 31, 2021.

The following tables present information about the Company’s financial instruments and their classifications as of March 31, 2022, and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs utilized to determine such fair value.

Fair Value Measurements as of March 31, 2022, using:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$94,784	$—	$—	$94,784
Financial Liabilities:
Warrant liabilities (2)	$—	$2,075	$—	$2,075

(1) Money market funds are included within cash and cash equivalents in the Company’s condensed consolidated balance sheets. As a short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that is fair value.

(2) Warrant liabilities represent liability classified warrants acquired from Harvest in October 2021 ("Harvest liability warrants") and included as part of the consideration transferred. See Note 4. Acquisitions. The fair value of the Harvest acquired warrants is determined

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

using the Black-Scholes options pricing model. March 31, 2022 inputs: Share Price: C$26.30; Exercise Price: C$11.25; Remaining term: 1.06 years; Annualized Volatility: 51.81%; Dividend yield: 0%; Discount Rate: 1.63%; C$ Exchange Rate: 0.8003.

Fair Value Measurements as of December 31, 2021, using:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$94,161	$—	$—	$94,161
Financial Liabilities:
Warrant liabilities (2)	$—	$2,895	$—	$2,895

(1) Money market funds are included within cash and cash equivalents in the Company’s condensed consolidated balance sheets. As a short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that is fair value.

(2) Warrant liabilities represent liability classified warrants acquired from Harvest in October 2021 ("Harvest liability warrants") and included as part of the consideration transferred. See Note 4. Acquisitions. The fair value of the Harvest acquired warrants is determined using the Black-Scholes options pricing model. December 31, 2021, inputs: Share Price: C$32.91; Exercise Price: C$11.25; Remaining term: 1.31 years; Annualized Volatility: 49.57%; Dividend yield: 0%; Discount Rate: 0.56%; C$ Exchange Rate: 0.788.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q and the consolidated financial statements and accompanying notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A—Risk Factors” in our 2021 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2021 Form 10-K.

Overview

We are a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in ten states and has received notice of intent to award a license in an eleventh state. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona and Pennsylvania. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All of the states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only Arizona, California, Colorado, Connecticut, Massachusetts and Nevada have adopted legislation permitting commercialization of adult-use cannabis products. As previously disclosed, on October 1, 2021, we completed our previously announced acquisition of Harvest Health & Recreation Inc. (“Harvest”) and, as a result of the acquisition, our operations have expanded significantly effective as of such date. As of May 2, 2022, we operated 165 dispensaries, with 115 dispensaries in Florida, 19 affiliated dispensaries in Pennsylvania, 17 dispensaries in Arizona, five dispensaries in California, three dispensaries in Maryland, three dispensaries in Massachusetts, two dispensaries in West Virginia and one dispensary in Connecticut, and we operated cultivation and processing facilities in Arizona, Colorado, Florida, Maryland, Massachusetts, Nevada, Pennsylvania, and West Virginia.

As of March 31, 2022, we employed over 9,000 people, and we are committed to providing patients and adult consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations. As of March 31, 2022, the majority of our revenue was generated from the sale of medical cannabis products in the State of Florida and to a lesser extent Arizona and the Commonwealth of Pennsylvania. To date, neither the sale of adult-use cannabis products, nor our operations in California, Connecticut, Colorado, Maryland, Massachusetts, Nevada, or West Virginia, have been material to our business.

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

As of March 31, 2022, Trulieve operated cultivation and processing facilities across thirteen sites and 113 retail dispensaries throughout the state. In accordance with Florida law, Trulieve grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures. In furtherance of our customer-first focus, we have developed a suite of Trulieve branded products, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives customers the ability to select the product that consistently delivers the desired effect and in their preferred method of delivery.

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

We operate three medical dispensaries in Maryland and conduct wholesale sales supported by cultivation and processing in Hancock, Maryland. As of May 2, 2022, we operate three retail dispensaries in Massachusetts, serving medical and adult use customers in Northampton and adult use customers in Worcester and Framingham as of May 2, 2022. Our retail operations are supported by cultivation and manufacturing operations in Holyoke. We commenced wholesale sales in September 2021. Trulieve was the first to offer sales of clones supporting home grow for residents in the Massachusetts market in August 2021.

We operate a medical cannabis dispensary located in Bristol, Connecticut. Under Connecticut’s adult-use cannabis legislation, which was enacted July 1, 2021, Trulieve can seek regulatory approval to expand sales at this dispensary to include adult use sales.

We operate two medical dispensaries in Morgantown, and Weston, West Virginia, supported by cultivation and processing operations in Huntington, West Virginia. As of May 2, 2022, Trulieve has been awarded and has acquired permits to operate up to a total of ten dispensaries in West Virginia.

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

Recent Developments

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $75.6 million. The 2026 Notes bear interest at a rate of 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price set forth in the agreement.

On February 14, 2022, the Company completed an acquisition whereby Trulieve acquired a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins"). Total consideration was $27.5 million consisting of cash.

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

Other Income (Expense), Net

Other income (expense), net consist primarily of interest expense, interest income, loss on sale of non-operational assets, and the revaluation of derivative liabilities.

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

Results of Operations

Revenue

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Revenues, net of discounts	$318,348	$193,823	64%

Revenue for the three months ended March 31, 2022 was $318.3 million, an increase of $124.5 million, from $193.8 million for the three months ended March 31, 2021. The increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count, increased retail locations, as well as expansion of the wholesale business. During the period the Company made acquisitions such as Harvest and Keystone Shops, expanded business into new states such as Massachusetts and West Virginia, and opened additional dispensaries in existing markets such as Florida, all of which contributed to the increase in revenue.

Cost of Goods Sold

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Cost of goods sold	$140,198	$58,559	139%
% of total revenues	44%	30%

Cost of goods sold for the three months ended March 31, 2022, was $140.2 million, an increase of $81.6 million, from $58.6 million for the three months ended March 31, 2021. Cost of goods sold increased due to expansion of the business and increased revenue. Cost of goods sold as a percentage of revenue increased from 30% for the three months ended March 31, 2021, to 44% for the three months ended March 31, 2022 due to increased depreciation related to capital expenditures to support business growth, and expansion into new markets which are not fully vertical, resulting in the sale of third party products, and therefore yield lower margin than our vertical markets.

Gross Profit

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Gross profit	$178,150	$135,264	32%
% of total revenues	56%	70%

Gross profit for the three months ended March 31, 2022, was $178.2 million, up $42.9 million or 32% from $135.3 million for the three months ended March 31, 2021. Gross profit as a percentage of revenue decreased from 70% for the three months ended March 31, 2021, to 56%, for the three months ended March 31, 2022. The decrease is due to increased wholesale business which is generally lower margin than retail sales, increased depreciation related to capital expenditures to support business growth, and expansion into new markets which are not fully vertical, resulting in the sale of third party products, and therefore yield lower margin than our vertical markets.

Sales and Marketing Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Sales and marketing expenses	$72,862	$44,558	64%
% of total revenues	23%	23%

Sales and marketing expense increased by 64% from $44.6 million for the three months ended March 31, 2021 to $72.9 million for the three months ended March 31, 2022. The increase in sales and marketing expense is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
General and administrative expenses	$33,546	$12,709	164%
% of total revenues	11%	7%

General and administrative expense for the three months ended March 31, 2022, increased by 164% to $33.5 million from $12.7 million for the three months ended March 31, 2021. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, continued acquisitions resulting in additional transaction and integration costs and increased go-forward compliance costs. General and administrative expenses included acquisition and transaction costs of $3.3 million for the three months ended March 31, 2022.

Depreciation and Amortization Expenses

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Depreciation and amortization expenses	$29,305	$5,434	439%
% of total revenues	9%	3%

Depreciation and amortization expense for the three months ended March 31, 2022, was $29.3 million, up $23.9 million from $5.4 million for the three months ended March 31, 2021. The overall increase in depreciation and amortization expenses was due to investment in infrastructure that resulted in a higher number of capitalized assets from the additional dispensaries and cultivation facilities. Furthermore, amortization expense increased due to acquisitions and acquired intangibles.

Impairment and Disposal of Long-lived Assets

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Loss on impairment and disposal of long-lived assets	$13,780	$—	100%
% of total revenues	4%	—

Loss on impairment and disposal of long-lived assets for the quarter ended March 31, 2022, increased to $13.8 million from zero for the three months ended March 31, 2021. The increase is primarily due to the write off of certain leases due to market changes in our Southeast hub and the disposal of certain long-lived assets.

Total Other Expense, Net

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Total other expense, net	$18,823	$7,936	137%
% of total revenues	6%	4%

Total other expense, net for the three months ended March 31, 2022, was expense of $18.8 million, an increase of $10.9 million from expense of $7.9 million for the three months ended March 31, 2021. The overall increase is primarily the result of an increase in interest expense related to additional finance leases to support business growth and loss on disposal of non-operational assets during the three months ended March 31, 2022.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2022	2021	%
	(in thousands)
Provision for income taxes	$42,316	$34,549	22%

Income tax expense for the three months ended March 31, 2022, increased to $42.3 million from $34.5 million for the three months ended March 31, 2021. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax. The increase in income tax expense is primarily due to the increase in gross profit as a result of increased revenue.

Net Income

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net (loss) income and comprehensive income	$(32,482)	$30,078	-208%

Net loss for the three months ended March 31, 2022, was $32.5 million a decrease of $62.6 million, from net income of $30.1 million for the three months ended March 31, 2021. The decrease was driven primarily by lower gross margin, increased sales and marketing and general and administrative costs related to the expanded organization, losses on disposal of long-lived assets, increased other expense, and increased tax expense, as due to the restrictions of 208E, the Company is not able to deduct many of their operating expenses for tax purposes.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt, and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $267.2 million as of March 31, 2022.

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

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$45,147	$59,591
Net cash used in investing activities	(83,828)	(53,362)
Net cash provided by financing activities	72,248	9,508
Net increase in cash and cash equivalents	33,567	15,737
Cash, cash equivalents, and restricted cash, beginning of period	233,659	146,713
Cash, cash equivalents, and restricted cash, end of period	$267,226	$162,450

Cash Flow from Operating Activities

Net cash provided by operating activities was $45.1 million for the three months ended March 31, 2022, a decrease of $14.4 million, compared to $59.6 million net cash provided by operating activities during the three months ended March 31, 2021. This is primarily due to the current net loss versus net income in the prior year period, and increases in net working capital requirements, including inventory, as we ramp the business to support our growth.

Cash Flow from Investing Activities

Net cash used in investing activities was $83.8 million for the three months ended March 31, 2022, an increase of $30.5 million, compared to the $53.4 million net cash used in investing activities for the three months ended March 31, 2021. The increase is primarily due to the acquisition completed during the period.

Cash Flow from Financing Activities

Net cash provided by financing activities was $72.2 million for the three months ended March 31, 2022, an increase of $62.7 million, compared to the $9.5 million net cash provided by financing activities for the three months ended March 31, 2021. The increase was primarily due to proceeds from the closing of the second tranche of the Senior Secured Notes.

Funding Sources

Private Placement Note Liabilities - “June Warrants” and “November Warrants”

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

On November 7, 2019, we completed an offering using our Canadian prospectus of 60,000 units (the “November Units”), comprised of an aggregate principal amount of US$60.0 million of 9.75% senior secured notes maturing in 2024 (the “November Notes”) and an aggregate amount of 1,560,000 subordinate voting share warrants (each individual warrant being a “November Warrant”) at a price of US$980 per November Unit for gross proceeds of US$61.1 million. Each November Unit was comprised of one November Note issued in denominations of $1,000 and 26 November Warrants.

Private Placement Note Liabilities - Secured Promissory Notes

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

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes for aggregate gross proceeds of $75.6 million. The Notes bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes will mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the Indenture.

Balance Sheet Exposure

As of March 31, 2022, the entirety of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2021 Form 10-K.

Contractual Obligations

As of March 31, 2022, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Accounts payable and accrued liabilities	$109,810	$—	$—	$—	$109,810
Notes payable	9,543	2,525	15	930	13,013
Private placement notes	1,874	130,000	425,000	—	556,874
Operating lease liabilities	23,079	44,439	42,739	113,321	223,578
Finance lease liabilities	13,043	27,877	22,816	44,327	108,063
Construction finance liabilities	22,892	47,341	48,980	421,629	540,842
Total	$180,241	$252,182	$539,550	$580,207	$1,552,180

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Management's Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as inventory step-up for fair value adjustments in purchase accounting, integration and transition costs, acquisition and transaction costs, other non-recurring costs, expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as VIEs but not legally controlled and operated by the Company, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. Adjusted EBITDA for the period ended March 31, 2021, has been adjusted to reflect this current definition. Additionally, certain reclassifications have been made to Adjusted EBITDA for prior periods to conform to the current period presentation.

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

Adjusted EBITDA

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Adjusted EBITDA	$105,544	$90,797	16%

Adjusted EBITDA for the Three months ended March 31, 2022 was $105.5 million, an increase of $14.7 million from $90.8 million for the three months ended March 31, 2021. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(31,975)	$30,078
Add impact of:
Interest expense	17,877	7,899
Provision for income taxes	42,316	34,549
Depreciation and amortization	29,305	5,434
Depreciation included in cost of goods sold	10,692	3,667
EBITDA	68,215	81,627
Inventory step up, fair value	385	2,528
Integration and transition costs	5,274	390
Acquisition and transaction costs	3,297	1,652
Share-based compensation	4,564	741
Other non-recurring costs	8,629	—
COVID related expenses	431	3,822
Loss on impairment and disposal of long-lived assets	13,780	—
Loss on divestment and sale of non-operating assets	2,681	—
Results of entities not legally controlled	23	—
Other (income) expense, net	(915)	37
Change in fair value of derivative liabilities - warrants	(820)	—
Total adjustments	37,329	9,170
Adjusted EBITDA	$105,544	$90,797

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Material Weakness in Internal Control Over Financial Reporting

Evaluation of Internal Controls Over Financial Reporting

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses identified in the prior period which are currently in the process of being remediated, as of March 31, 2022, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2021 Annual Report on Form 10-K, filed with the SEC on March 30, 2022.

Notwithstanding the material weaknesses described in the 2021 Annual Report on Form 10-K, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management, with the oversight of the Audit Committee of the Board of Directors, has taken actions toward the remediation of the respective material weakness in internal control over financial reporting as outlined below.

•
Added additional positions including Chief Accounting Officer (“CAO”), Executive Director of Financial Reporting, Tax Director, and Assistant Corporate and Regional Controllers, among others, to provide enhanced oversight and technical experience in certain areas important to financial reporting.
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

Changes in Internal Controls Over Financial Reporting

There have been no changes in internal controls over financial reporting during the three months ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:

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

Item 1. Legal Proceedings.

There are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ property is the subject matter.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” There have been no material changes from such risk factors during the quarter ended March 31, 2022. You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1

Trust Indenture, dated as of June 18, 2019, between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (File No. 333-252052))

4.2

Supplemental Trust Indenture, dated as of October 6, 2021, between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 000-56248))

4.3	Form of 2026 Note (included in Exhibit 4.2)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: May 12, 2022	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2022	By:	/s/ Rebecca Young
Rebecca Young Chief Accounting Officer
(Principal Accounting Officer)