Form 10-Q
period 2022-06-30
Trulieve Cannabis Corp.
filed 2022-08-10
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 149,829,674 Subordinate Voting Shares and 36,050,254 Multiple Voting Shares (on an as converted basis) outstanding.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trulieve Cannabis Corp.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$181,421	$230,646
Restricted cash	—	3,013
Accounts receivable, net	11,856	8,854
Inventories, net	270,206	212,188
Notes receivable - current portion	644	1,530
Prepaid expenses and other current assets	65,877	68,189
Total current assets	530,004	524,420
Property and equipment, net	829,547	779,916
Right of use assets - operating, net	121,705	125,973
Right of use assets - finance, net	79,459	66,764
Intangible assets, net	1,079,283	1,117,982
Goodwill	789,900	765,358
Notes receivable, net	12,123	12,147
Other assets	22,245	18,312
TOTAL ASSETS	$3,464,266	$3,410,872
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	83,858	94,073
Income tax payable	23,888	27,610
Deferred revenue	6,371	7,168
Notes payable - current portion, net	9,502	10,052
Operating lease liabilities - current portion	10,899	9,840
Finance lease liabilities - current portion	7,697	6,185
Construction finance liabilities - current portion	1,087	991
Contingencies	22,070	13,017
Total current liabilities	165,372	168,936
Long-term liabilities:
Notes payable	3,435	6,456
Private placement notes, net	538,977	462,929
Warrant liabilities	633	2,895
Operating lease liabilities	128,385	122,130
Finance lease liabilities	78,459	65,244
Construction finance liabilities	182,113	175,198
Deferred tax liabilities	237,641	251,311
Other long-term liabilities	9,159	8,400
TOTAL LIABILITIES	1,344,174	1,263,499
Commitments and contingencies (see Note 21)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 185,638,197 issued and outstanding as of June 30, 2022 and 180,504,172 issued and outstanding as of December 31, 2021.	—	—
Additional paid-in-capital	2,037,483	2,008,100
Accumulated earnings	83,255	137,721
Non-controlling interest	(646)	1,552
TOTAL SHAREHOLDERS' EQUITY	2,120,092	2,147,373
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,464,266	$3,410,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(unaudited)
Revenues, net of discounts	$320,283	$215,122	$638,631	$408,945
Cost of goods sold	138,129	70,639	278,327	129,198
Gross profit	182,154	144,483	360,304	279,747
Expenses:
Sales and marketing	75,286	46,576	148,148	91,135
General and administrative	33,653	14,942	67,199	27,650
Depreciation and amortization	30,889	6,667	60,194	12,101
Impairment and disposal of long-lived assets, net	4,336	—	18,116	—
Total expenses	144,164	68,185	293,657	130,886
Income from operations	37,990	76,298	66,647	148,861
Other income (expense):
Interest expense, net	(19,678)	(6,649)	(37,555)	(14,548)
Change in fair value of derivative liabilities - warrants	1,442	—	2,262	—
Loss on disposal of non-operating assets	(719)	—	(3,400)	—
Other income (expense), net	1,713	333	2,628	295
Total other expense	(17,242)	(6,316)	(36,065)	(14,253)
Income before provision for income taxes	20,748	69,982	30,582	134,608
Provision for income taxes	44,769	29,102	87,085	63,650
Net (loss) income and comprehensive (loss) income	(24,021)	40,880	(56,503)	70,958
Less: Net loss and comprehensive loss attributed to non-controlling interest	(1,530)	—	(2,037)	—
Net (loss) income and comprehensive (loss) income attributed to common shareholders	$(22,491)	$40,880	$(54,466)	$70,958

Net (loss) income per share:
Basic	$(0.12)	$0.33	$(0.29)	$0.59
Diluted	$(0.12)	$0.31	$(0.29)	$0.55
Weighted average number of common shares used in computing net (loss) income per common share:
Basic	187,174,176	125,631,725	187,124,886	120,351,366
Diluted	187,174,176	133,002,231	187,124,886	127,884,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Non-Controlling Interest	Total
Balance, January 1, 2022 (audited)	—	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	—	4,564	—	—	4,564
Exercise of stock options	—	—	45,775	45,775	108	—	—	108
Shares issued for cash - warrant exercise	—	—	1,648	1,648	22	—	—	22
Shares issued under share compensation plans	—	—	16,257	16,257	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(10,005)	(10,005)	(230)	—	—	(230)
Conversion of Multiple Voting to Subordinate Voting Shares	—	(2,699,100)	2,699,100	—	—	—	—	—
Shares issued for PurePenn, Pioneer, and Solevo earnouts	—	—	3,626,295	3,626,295	—	—	—	—
Distribution	—	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	—	(111)	(111)
Net loss and comprehensive loss	—	—	—	—	—	(31,975)	(507)	(32,482)
Balance, March 31, 2022 (unaudited)	—	49,217,899	134,966,243	184,184,142	$2,012,564	$105,746	$884	$2,119,194
Share-based compensation	—	—	—	—	5,703	—	—	5,703
Exercise of Stock options	—	—	2,997	2,997	—	—	—	—
Shares issued for cash - warrant exercise	—	—	1,426,614	1,426,614	19,216	—	—	19,216
Subordinate Voting Shares issued under share compensation plans	—	—	24,444	24,444	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(13,091,800)	13,091,800	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(22,491)	(1,530)	(24,021)
Balance, June 30, 2022 (unaudited)	—	36,126,099	149,512,098	185,638,197	$2,037,483	$83,255	$(646)	$2,120,092

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Continued)

(in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Non-Controlling Interest	Total
Balance, January 1, 2021 (audited)	58,182,500	1,439,037	59,952,461	119,573,998	$328,214	$119,690	$—	$447,904
Share-based compensation	—	—	—	—	741	—	—	741
Shares issued for cash - warrant exercise	—	—	469,133	469,133	6,861	—	—	6,861
Conversion of warrants to Subordinate Voting Shares	—	—	133,408	133,408	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(117,668)	117,668	—	—	—	—	—
Conversion of Super Voting to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	30,078	—	30,078
Balance, March 31, 2021 (unaudited)	—	56,482,769	63,693,770	120,176,539	$335,816	$149,768	$—	$485,584
Share-based compensation	—	—	—	—	744	—	—	744
Shares issued for cash - warrant exercise	—	—	100,400	100,400	811	—	—	811
Common stock issued upon cashless warrant exercise	—	—	661,614	661,614	—	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	(15,734)	(15,734)	(595)	—	—	(595)
Issuance of shares in private placement, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	—	(2,800)
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	3,000	—	—	3,000
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	6,500	—	—	6,500
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	500	—	—	500
Conversion of Multiple Voting to Subordinate Voting Shares	—	(21,673)	21,673	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	40,880	—	40,880
Balance, June 30, 2021 (unaudited)	—	56,461,096	70,521,604	126,982,700	$565,587	$190,648	$—	$756,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)
Cash flow from operating activities
Net (loss) income and comprehensive (loss) income	$(56,503)	$70,958
Adjustments to reconcile net (loss) income and comprehensive (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	60,194	12,101
Depreciation included in cost of goods sold	24,501	8,687
Non-cash interest expense	2,629	1,507
Non-cash interest income	(276)	—
Loss on impairment and disposal of long-lived assets, net	18,116	—
Loss on disposal of non-operating assets	3,400	—
Amortization of operating lease right of use assets	5,742	1,910
Share-based compensation	10,267	1,485
Accretion of construction finance liabilities	595	1,068
Change in fair value of derivative liabilities - warrants	(2,262)	—
Non-cash change in contingencies	10,384	—
Allowance for credit losses	1,088	—
Deferred income tax expense	(13,669)	(1,986)
Changes in operating assets and liabilities:
Inventories	(55,736)	(14,316)
Accounts receivable	(4,090)	(3,446)
Prepaid expenses and other current assets	2,362	(8,896)
Other assets	(4,422)	(5,603)
Accounts payable and accrued liabilities	(2,930)	2,152
Income tax payable	(3,674)	(14,032)
Operating lease liabilities	(4,543)	(1,633)
Deferred revenue	(797)	(992)
Contingencies	(1,331)	—
Other long-term liabilities	671	230
Net cash (used in) provided by operating activities	(10,284)	49,194
Cash flow from investing activities
Purchases of property and equipment	(92,865)	(115,302)
Purchases of property and equipment related to construction finance liabilities	(13,247)	(7,147)
Capitalized interest	(2,676)	(2,130)
Acquisitions, net of cash acquired	(27,781)	(10,158)
Purchases of internal use software	(4,887)	(1,951)
Proceeds from sale of property and equipment	100	—
Proceeds from sale of variable interest entity	1,604	—
Proceeds from sale of held for sale assets	2,173	—
Proceeds received from notes receivable	1,187	—
Net cash used in investing activities	(136,392)	(136,688)
Cash flow from financing activities
Proceeds from private placement notes, net of discounts	75,635	—
Proceeds from notes payable	1,080	—
Proceeds from construction finance liabilities	7,047	7,148
Proceeds from warrant exercises	19,238	7,672
Proceeds from shares issued pursuant to private placement, net of issuance costs	—	217,896
Proceeds from stock option exercises	108	—
Payments on notes payable	(2,486)	—
Payments on private placement notes	(1,874)	—
Payments on finance lease obligations	(3,205)	(2,091)
Payments on construction finance liabilities	(636)	—
Payments for debt issuance costs	(189)	—
Payments on notes payable - related party	—	(11)
Payments for taxes related to net share settlement of equity awards	(230)	(595)
Distributions	(50)	—
Net cash provided by financing activities	94,438	230,019
Net (decrease) increase in cash and cash equivalents	(52,238)	142,525
Cash, cash equivalents, and restricted cash, beginning of period	233,659	146,713
Cash, cash equivalents, and restricted cash, end of period	$181,421	$289,238

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Cash Flows (Continued)

(in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$35,281	$15,047
Income taxes, net of refunds	$104,261	$79,950
Other noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$30,383	$29,291
Purchases of property and equipment in accounts payable and accrued liabilities	$10,084	$13,751
Shares issued for acquisitions	$—	$10,000
Adjustment to PurePenn, LLC and Keystone Relief Centers, LLC contingent consideration	$—	$2,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve", the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of June 30, 2022, held licenses to operate in Florida, California, Connecticut, Pennsylvania, Massachusetts, West Virginia, Arizona, Colorado, Maryland, Nevada, and Ohio, to cultivate, produce, and sell medicinal-use cannabis products, and with respect to Arizona, California, Colorado, Nevada, and Massachusetts, adult-use cannabis products, and have received notice of intent to award a license in Georgia.

In addition to the States listed above, the Company also conducts activities in other markets. In these markets, the Company has either applied for licenses, plans on applying for licenses, or partners with other entities, but does not currently directly own any cultivation, production, or retail licenses.

In July 2018, Trulieve, Inc. entered into a non-binding letter agreement (“Letter Agreement”) with Schyan Exploration Inc. (“Schyan”) whereby Trulieve, Inc. and Schyan have agreed to merge their respective businesses resulting in a reverse takeover of Schyan by Trulieve, Inc. and change the business of Schyan from a mining issuer to a cannabis issuer (the “Schyan Transaction”). The Schyan Transaction was completed in August 2018 and Schyan changed its name to Trulieve Cannabis Corp.

The Company’s principal address is located in Quincy, Florida. The Company’s registered office is located in British Columbia. The Company's operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania.

The Company is listed on the Canadian Securities Exchange (the “CSE”) and began trading on September 25, 2018, under the ticker symbol “TRUL” and trades on the OTCQX market under the symbol “TCNNF”.

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries and variable interest entities ("VIEs") for which the Company has determined that it is the primary beneficiary. Outside shareholders' interests in subsidiaries are shown in the condensed consolidated financial statements as non-controlling interests. Material intercompany balances and transactions are eliminated in consolidation. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary to fairly present the Company's financial position as of June 30, 2022, and the results of its operations and cash flows for the periods ended June 30, 2022 and June 30, 2021. The results of the Company's operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 3. Summary of Significant Accounting Policies in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC") on March 30, 2022 (the "2021 Form 10-K"). There have been no material changes to the Company’s significant accounting policies.

Critical accounting estimates and judgments

The preparation of the condensed consolidated financial statements with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in the condensed consolidated financial statements, include, but are not limited to, accounting for acquisitions and business combinations; initial valuation and subsequent impairment testing of goodwill, other intangible assets, and long-lived assets; leases; fair value of financial instruments, income taxes; inventory; share-based payment arrangements, and commitment and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

Cash and Cash Equivalents

The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash held in money market investments are carried at market value which approximates fair value and cash held in financial institutions and held at retail locations, have carrying values that approximate fair value.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2021, restricted cash was $3.0 million, which represented cash consideration set aside in relation to amounts held for a pending legal dispute. The restriction on this cash was released in January 2022 as the litigation was settled in December 2021. There was no restricted cash as of June 30, 2022.

Held for sale

The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally the Company's Board of Directors or certain Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of disposal.

As of June 30, 2022, the Company had $9.7 million in net assets held for sale which is recorded in prepaids and other current assets in the condensed consolidated balance sheets, and primarily consists of property and equipment, and leases and related liabilities. As of December 31, 2021, the Company had $8.7 million in net assets held for sale which is recorded in prepaid expenses and other current assets in the consolidated balance sheets, and primarily consisted of property and equipment, leases and related liabilities, and a note payable.

During the three months ended June 30, 2022, the Company settled net assets of $2.0 million for a loss on sale of less than $0.1 million, recorded in loss on disposal of non-operating assets in the condensed consolidated statement of operations and comprehensive (loss) income. During the quarter, the Company also reclassified approximately $2.3 million of property and equipment to held for sale in the Southwest. During the six months ended June 30, 2022, the Company settled net assets of $2.7 million, sold property held for sale for $2.0 million in proceeds, sold land held for sale for $0.2 million in proceeds, and recorded a loss on disposal of $2.6 million which is recorded in loss on disposal of non-operating assets in the condensed consolidated statement of operations and comprehensive (loss) income.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the Financial Accounting Standards Board ("FASB"), the AICPA ("American Institute of Certified Public Accountants") and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”) rather than adjust them to fair value at the acquisition date. The Company elected to early adopt this accounting standard in the fourth quarter of 2021, with retrospective application to business combinations that occurred in fiscal year 2021. Results of operations for quarterly periods prior to September 30, 2021 remain unchanged as a result of the adoption of ASU No. 2021-08. The acquisitions of Harvest Health and Recreation Inc. and Purplemed Healing Center were accounted for in accordance with ASU 2021-08, as will all future acquisitions. Refer to Note 4. Acquisitions for further information. The adoption of this standard did not have a material impact on the consolidated financial statements.

NOTE 4. ACQUISITIONS

(a) Greenhouse Wellness WV Dispensaries, LLC

On April 26, 2022, the Company acquired 100% of the membership interests of Greenhouse Wellness WV Dispensaries, LLC (“Greenhouse WV”) the holder of a West Virginia dispensary permit and a lease for a not yet operating dispensary location. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Greenhouse WV did not meet the definition of a business as Greenhouse WV did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the transaction has been accounted for as an asset acquisition whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total consideration was $0.3 million consisting of cash.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Cash	$281
Fair value of consideration exchanged	$281
Recognized amounts of identifiable assets acquired and liabilities assumed:
Right of use asset - operating	$170
Intangible asset	270
Favorable lease interest	11
Operating lease liabilities	(170)
Total net assets acquired	$281

The acquired intangible assets includes a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life and a favorable lease interest which was fully amortized in the period of acquisition due to useful life and materiality considerations.

(b) CP4 Group, LLC

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

The Company reviewed the potential earnouts concluding three are probable and estimable as of June 30, 2022, recording an accrual of $7.3 million in contingencies in the condensed consolidated balance sheets. During the three months ended June 30, 2022 the Company recorded $5.2 million of expense related to potential earnouts. During the six months ended June 30, 2022, the Company expensed $7.3 million related to potential earnouts. This is recorded in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive (loss) income. No liability was recorded for the fourth earnout as it was concluded to be reasonably possible but not probable as of June 30, 2022. The earnouts are evaluated on a quarterly basis. The Company incurred $0.2 million of transaction costs related to the acquisition of Watkins. These costs were expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income for the quarter ended March 31, 2022. No additional transaction costs were incurred during the quarter ended June 30, 2022.

The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Watkins met the definition of a business as Watkins is an existing cultivation facility with inputs, processes, and outputs in place that constitute a business under Topic 805. As a result, the acquisition of Watkins has been accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net tangible assets acquired. The primary reason for the acquisition was to expand the Company's cultivation capacity in Arizona. The goodwill of $24.5 million arising from the acquisition primarily consists of the economies of scale expected from a vertical cannabis market in Arizona.

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

(c) Purplemed Healing Center

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

(d) Harvest Health & Recreation Inc.

On October 1, 2021, (the “Closing Date”), the Company acquired 100% of the common shares of Harvest Health & Recreation, Inc. (“Harvest”) and its portion of VIEs in exchange for Subordinate Voting Shares of the Company (the “Harvest Transaction”).

Harvest was one of the largest multi-state vertically integrated operators in the cannabis industry in the United States operating from “seed to sale." Harvest operated facilities or provided services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, and Pennsylvania, with two provisional licenses in Massachusetts. In addition, Harvest owned CO2 extraction, distillation, purification, and manufacturing technology used to produce a line of cannabis topicals, vapes, and gems featuring cannabinoids.

Total consideration was $1.4 billion consisting of Trulieve Subordinate Voting Shares (“Trulieve Shares”) with a fair value of $1.37 billion, stock options, equity classified warrants, restricted stock units and other outstanding equity instruments with a fair value of $18.4 million, and warrant liabilities convertible into equity with a fair value of $3.1 million at the time of the Harvest Transaction. The Company incurred $13.0 million in transaction costs related to the acquisition of Harvest as of December 31, 2021. No additional transaction costs have been incurred.

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s retail and cultivation footprint and gain access to new markets. The goodwill of $662.1 million arising from the acquisition primarily consisted of the synergies and economies of scale expected from combining the operations of Trulieve and Harvest including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

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

The acquired intangible assets include dispensary licenses which are treated as definite-lived intangible assets amortized over a 15-year useful life, tradenames amortized over a one-to five-year useful life, and customer relationships amortized over a one-year period.

On acquisition date there was consideration in the form of 1,266,641 stock options (as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The pre-combination fair value of these awards was $6.2 million. There was consideration in the form of 1,011,095 warrants (1,009,416 equity classified Subordinate Voting Share warrants and 1,679 liability classified Multiple Voting Share warrants, as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The pre-combination fair value of these awards was $7.7 million with $4.6 million representing the equity classified warrants and $3.1 million representing the liability classified warrants. There was consideration in the form of restricted stock units that had been issued before the acquisition date to non-employees of Harvest which vested for services performed pre-combination, representing 18,297 Subordinate Voting Share, with a pre-combination fair value of $0.5 million. There was additional consideration in the form of other outstanding equity instruments issued before the acquisition date to non-employees which had a pre-combination fair value of $7.1 million.

As part of the acquisition, Harvest entered into a sale agreement to sell their Florida cannabis license for $55.0 million where Trulieve was legally prohibited from holding this license and the sale occurred simultaneously with the Harvest Transaction. Therefore, a $55.0 million receivable for the sale proceeds was acquired. The funds were received subsequent to the closing of the Harvest Transaction on October 1, 2021.

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

Proforma net revenues for the three and six months ending June 30, 2021 are $323.0 million and $610.9 million, respectively. Proforma net income and comprehensive income attributable to common shareholders for the three and six months ending June 30, 2021 are $17.8 million and $15.3 million, respectively.

Unaudited pro forma net income reflects the elimination of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

(e) Keystone Shops

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon, and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Shares with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as it was not estimated to be probable at the time of acquisition nor as of June 30, 2022. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development.

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

(f) Nature’s Remedy of Massachusetts, Inc.

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

(g) Patient Centric of Martha's Vineyard

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

(h) Solevo Wellness West Virginia, LLC

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

(i) Mountaineer Holding, LLC

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

NOTE 5. ACCOUNTS RECEIVABLE

As of June 30, 2022 and December 31, 2021, Accounts receivable, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Trade receivables	$13,453	$9,363
Less: allowance for credit losses	(1,597)	(509)
Accounts receivable, net	$11,856	$8,854

NOTE 6. NOTES RECEIVABLE

As of June 30, 2022 and December 31, 2021, Notes receivable, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Promissory note acquired from Harvest maturing in November 2025. Secured by certain assets.	$8,491	$8,827
Convertible note receivable dated November 2021 maturing in November 2024.	4,381	4,124
Promissory notes acquired from Harvest maturing in February 2022. Secured by certain assets.	—	850
Notes receivable	12,872	13,801
Less: discount on notes receivable	(105)	(124)
Total notes receivable, net of discounts	12,767	13,677
Less: current portion of notes receivable	(644)	(1,530)
Notes receivable	$12,123	$12,147

In October 2021, the Company acquired a note receivable with the Harvest acquisition. The note receivable was originally dated November 2020 maturing in November 2025. The note had an original principal balance of $12.0 million and accrues interest at a rate of 7.5% per annum with monthly interest and principal payments of $0.1 million.

In October 2021, the Company acquired notes receivable with the Harvest acquisition. The notes receivable was originally dated in February 2021 and matured in February 2022. The notes had an original principal balance of $0.9 million and accrue interest at a rate of 10% per annum with interest only payments due monthly. These notes were repaid in full in February 2022.

As part of the acquisition of Harvest, the Company acquired $9.8 million in notes receivable on October 1, 2021. There were no notes receivable outstanding prior to October 1, 2021.

See Note 4. Acquisitions for further details of the Harvest acquisition.

In November 2021, the Company entered into a convertible note receivable agreement for a principal amount of $4.1 million that matures in November 2024. The note accrues interest monthly at 9.75%, and accrued interest is added to the principal balance at each quarter end. The note is convertible to equity of the holder at the Company's option at any time prior to maturity. Further, the note was issued at a discount of 3% or $0.1 million, which is accreted to the note receivable balance over the term of the note.

During the three and six months ended June 30, 2022, the Company recorded interest income of $0.3 million and $0.7 million in other income (expense), net in the condensed consolidated statements of operations and comprehensive (loss) income, respectively. The Company had no accrued interest receivable as of June 30, 2022, and $0.1 million as of December 31, 2021, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Stated maturities of notes receivable are as follows as of June 30, 2022:

Expected principal payments
(in thousands)
Remaining 2022	$286
2023	728
2024	5,165
2025	6,693
2026	—
Thereafter	—
Total	12,872
Less: discount on notes receivable	(105)
Total	$12,767

NOTE 7. INVENTORY

As of June 30, 2022 and December 31, 2021, Inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Raw material
Cannabis plants	$39,082	$31,279
Packaging and supplies	44,847	40,326
Total raw material	83,929	71,605
Work in process	122,675	94,249
Finished goods-unmedicated	8,251	4,824
Finished goods-medicated	55,351	41,510
Total inventories	$270,206	$212,188

NOTE 8. PROPERTY & EQUIPMENT

As of June 30, 2022 and December 31, 2021, Property and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Land	$32,149	$32,904
Buildings and improvements	561,591	435,185
Furniture and equipment	240,867	140,281
Vehicles	998	959
Total	835,605	609,329
Less: accumulated depreciation	(96,549)	(63,611)
Total property and equipment	739,056	545,718
Construction in progress	90,491	234,198
Total property and equipment, net	$829,547	$779,916

Capitalized interest for the three and six months ended June 30, 2022 totaled $1.2 million and $2.7 million, respectively. Capitalized interest for the three and six months ended June 30, 2021 totaled $1.8 million and $2.1 million, respectively.

Depreciation expense for the three and six months ended June 30, 2022 totaled $20.1 million and $35.6 million, respectively. Depreciation expense for the three and six months ended June 30, 2021 totaled $7.3 million and $12.9 million, respectively.

During the three and six months ended June 30, 2022, the Company recorded a loss on the disposal of property and equipment of $5.1 million and $8.1 million and an impairment of zero and $0.3 million, respectively, which is mainly the result of repositioning of assets in the southeast. This loss and impairment was recorded in impairment and disposal of long-lived assets, net in the condensed consolidated statements of operations and comprehensive (loss) income. There was no loss on disposal of property and equipment and no impairment on property and equipment during the three months or six months ended June 30, 2021.

NOTE 9. INTANGIBLE ASSETS & GOODWILL

Intangible assets

As of June 30, 2022 and December 31, 2021, Intangible assets, net consisted of the following:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses	$1,106,928	$60,291	$1,046,637	$1,106,658	$25,352	$1,081,306
Trademarks	27,430	8,426	19,004	27,430	2,809	24,621
Internal use software	12,249	1,872	10,377	7,374	1,119	6,255
Tradenames	4,862	2,856	2,006	4,862	2,168	2,694
Customer relationships	4,536	3,277	1,259	4,536	1,430	3,106
Total	$1,156,005	$76,722	$1,079,283	$1,150,860	$32,878	$1,117,982

Amortization expense for the three and six months ended June 30, 2022 was $21.9 million and $43.8 million, respectively. Amortization expense for the three and six months ended June 30, 2021 was $2.5 million and $4.5 million, respectively.

The following table outlines the estimated future annual amortization expense related to intangible assets as of June 30, 2022:

Estimated amortization
(in thousands)
Remaining 2022	$43,072
2023	82,692
2024	80,983
2025	78,949
2026	77,421
Thereafter	716,166
$1,079,283

As of June 30, 2022, the weighted average amortization period remaining for intangible assets was 13.88 years.

Goodwill

The changes in the carrying amount of Goodwill arose from the following:

As of June 30, 2022
(in thousands)
As of December 31, 2021	$765,358
Acquisition of Watkins	24,542
As of June 30, 2022	$789,900

NOTE 10. NOTES PAYABLE

As of June 30, 2022 and December 31, 2021, Notes payable, net consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Promissory notes dated October 1, 2021, maturing in October 2022. Monthly interest payments due of 4.75%. Secured by mortgaged property with a $6 million book value.	6,156	6,156
Promissory note acquired in Harvest acquisition dated February 2020, maturing in February 2023. Monthly interest payments due at 5.5%.	2,670	4,699
Promissory note dated July 2018, maturing in July 2023. Monthly interest payments due of 4% per annum. Secured by certain assets.	1,092	1,113
Promissory note of consolidated variable-interest entity dated February 2022, maturing February 2029, for up to $1.5 million. Monthly interest payments due of 8%.	1,080	—
Promissory note dated October 2019, maturing in October 2024. Monthly interest payments due of 5.5%. Principal balance due at maturity.	778	829
Promissory note acquired in Harvest acquisition dated August 2018, maturing in August 2024. Monthly interest payments due of 2%. Secured by certain assets.	858	1,022
Promissory note acquired in Harvest acquisition dated January 2020, maturing in May 2023. Quarterly interest payments due of 2%.	250	425
Promissory note acquired in Harvest acquisition dated April 2021, maturing in April 2026. Principal due at maturity. Secured by equipment.	53	60
Promissory note acquired in Harvest acquisition dated January 2020, maturing in January 2023. Monthly interest payments due of 2%.	25	65
Promissory notes of consolidated variable-interest entities acquired in Harvest Acquisition. Maturing December 2022 and 2029, interest ranging from 5.25% to 8.25%. Secured by real-estate. In the first quarter of 2022 these notes were fully paid.	—	2,231
Total notes payable	12,962	16,600
Less: Debt discount	(25)	(92)
Less: Current portion of notes payable	(9,502)	(10,052)
Notes payable	$3,435	$6,456

As of June 30, 2022, stated maturities of notes payable are as follows:

(in thousands)
Remaining 2022	$6,496
2023	4,711
2024	657
2025	14
2026	4
Thereafter	1,080
Total	$12,962

NOTE 11. PRIVATE PLACEMENT NOTES

2024 Notes

In 2019, the Company completed two private placement arrangements (the “June Notes” and the “November Notes”), each comprised of 5-year senior secured promissory notes with a face value of $70.0 million and $60.0 million, respectively. Both notes accrue interest at an annual rate of 9.75%, payable semi-annually, in equal installments, in arrears, on June 18 and December 18 of each year. The purchasers of the June Notes received warrants to purchase 1,470,000 Subordinate Voting Shares and the purchasers of the November Notes received warrants to purchase 1,560,000 Subordinate Voting Shares, which can be exercised for three years after closing. The unexercised warrants expired in June 2022.

During the three and six months ended June 30, 2022, accretion expense for the June Notes was $0.5 million and $0.9 million, respectively. During the three and six months ended June 30, 2021, accretion expense for the June Notes was $0.4 million and $0.8 million, respectively.

During the three and six months ended June 30, 2022, accretion expense for the November Notes was $0.4 million and $0.8 million, respectively. During the three and six months ended June 30, 2021, accretion expense for the November Notes was $0.4 million and $0.7 million, respectively.

2026 Notes

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. The 2026 Notes bear interest at a rate of 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price. The Company intends to use the net proceeds for capital expenditures and other general corporate purposes. During the three and six months ended June 30, 2022, accretion expense for the 2026 Notes was less than $0.1 million and $0.1 million, respectively. During the three months ended June 30, 2022, the Company repaid $1.9 million in principal on the 2026 Notes.

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The 2026 Notes bear interest at a rate of 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the Indenture. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes. During the three and six months ended June 30, 2022 the Company incurred $0.3 million and $0.6 million in accretion expense.

Accretion expense on the private placement notes is included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive (loss) income as interest expense.

Stated maturities of the principal portion of private placement notes, net outstanding as of June 30, 2022, are as follows:

(in thousands)
Remaining 2022	—
2023	—
2024	130,000
2025	—
2026	425,000
Thereafter	—
Total private placement notes	555,000
Less: Unamortized debt discount & issuance costs	(16,023)
Private placement notes, net	$538,977

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

The Company recorded a loss on disposal of operating right of use assets of less than $0.1 million and $10.5 million for the three and six months ending June 30, 2022, respectively, which is the result of repositioning of assets in the southeast. This loss was recorded in impairment and disposal of long-lived assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive (loss) income:

		Three Months Ended June 30,		For the Six Months Ended June 30,
	Statement of operations and comprehensive (loss) income location	2022	2021	2022	2021
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$6,091	$1,695	$12,184	$3,267
Finance lease cost:
Amortization of lease assets	Cost of goods sold, sales and marketing, general and administrative	2,713	1,797	5,229	3,367
Interest on lease liabilities	Interest expense	1,674	958	3,253	1,737
Finance lease cost		4,387	2,755	8,482	5,104
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	1,897	215	3,831	610
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	156	—	255	—
Total lease cost		$12,531	$4,665	$24,752	$8,981

Short term lease expense for the three and six months ended June 30, 2021 was nominal. During the three and six months ended June 30, 2022, the Company earned $0.1 million and $0.3 million of sublease income, respectively. During the three and six months ended June 30, 2021, the Company earned a nominal amount of sublease income. Sublease income is recorded in other income (expense), net on the consolidated statements of operations and comprehensive (loss) income.

Other information related to operating and finance leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,706	1,532	11,093	2,956
Operating cash flows from finance leases	1,665	916	3,244	1,718
Financing cash flows from finance leases	1,784	1,063	3,205	2,091
Lease assets obtained in exchange for new lease liabilities:
Operating leases	2,404	8,550	11,970	14,163
Finance leases	12,112	10,044	18,413	15,128

	June 30, 2022	December 31, 2021
	(in thousands)
Weighted average discount rate:
Operating leases	9.56%	9.69%
Finance leases	8.58%	8.68%
Weighted average remaining lease term (in years):
Operating leases	9.74	10.09
Finance leases	8.10	8.16

Future minimum lease payments under the Company's non-cancellable leases as of June 30, 2022 are as follows:

	Operating leases	Finance leases
	(in thousands)
Remainder of 2022	$11,728	$7,420
2023	22,854	17,996
2024	22,578	14,289
2025	22,358	13,757
2026	21,822	12,813
Thereafter	120,265	55,984
Total undiscounted lease liabilities	221,605	122,259
Interest on lease liabilities	(82,321)	(36,103)
Total present value of minimum lease payments	139,284	86,156
Lease liabilities- current portion	(10,899)	(7,697)
Lease liabilities	$128,385	$78,459

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

Included in the agreement, the Company completed the tenant improvements related to the property, for which the landlord has provided a tenant improvement allowance (“TI Allowance”) of $40.0 million. As of December 31, 2021, the entire TI Allowance had been provided. The initial term of the agreement is ten years, with two five-year options to renew. The initial payments are equal to 11% of the sum of the purchase price for the property and increases when a draw is made on the TI Allowance. In addition, a 3% increase in payments will be applied annually after the first year. As of June 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $44.9 million and $44.6 million, respectively.

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

The initial term of the agreement is ten years, with two five-year options to renew. The initial annualized payments are equal to 11% of the purchase price for the property. A 3% increase in payments will be applied annually after the first year. As of June 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $17.6 million and $17.4 million, respectively.

McKeesport

In October 2019, prior to acquisition by the Company, PurePenn, sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 15 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million, 13.25% for $5.0 million to $15.0 million and 13.50% for $15.0 to $21.0 million. In 2021, the Company entered into an amendment with the landlord to increase the tenant improvement allowance by an additional $15.5 million for a total of $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million. As of June 30, 2022, and December 31, 2021, $36.5 million and $29.5 million of the TI allowance has been provided, respectively. As of June 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $41.5 million and $34.6 million, respectively.

Alachua

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 20 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $17.9 million as an additional component of base rent. As of June 30, 2022, and December 31, 2021, $17.9 million and $15.3 million of the TI allowance has been provided, respectively. As of June 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $59.0 million and $58.9 million, respectively.

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

The initial term of the lease is ten years with two options to extend the term the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a TI Allowance of $12.9 million as an additional component of base rent. As of June 30, 2022, and December 31, 2021, $11.9 million and $5.7 million of the TI allowance has been provided, respectively. As of June 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $20.2 million and $20.7 million, respectively.

Under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and reflects the properties in the condensed consolidated balance sheets and depreciate them over the assets' remaining useful life.

Future minimum lease payments for the construction finance liabilities as of June 30, 2022, are as follows:

(in thousands)
Remaining 2022	$11,595
2023	23,406
2024	23,736
2025	24,175
2026	24,593
Thereafter	428,072
Total future payments	535,577
Less: Interest	(352,377)
Total present value of minimum payments	183,200
Construction finance liabilities - current portion	(1,087)
Construction finance liabilities	$182,113

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

(ii) Unlimited number of Multiple Voting Shares

Holders of Multiple Voting shares are entitled to notice of and to attend any meetings of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. At each such meeting, holders of Multiple Voting Shares are entitled to one vote in respect of each Subordinate Voting Share into which such Multiple Voting Share could ultimately then be converted (initially, 100 votes per Multiple Voting Share). The initial “Conversation Ratio” for Multiple Voting Shares is 100 Subordinate Voting Shares for each Multiple Voting Share, subject to adjustment in certain events. Holders of Multiple Voting Shares have the right to receive dividends, out of any cash or other assets legally available, pari passu (on an as-converted basis, assuming conversion of all Multiple Voting Shares into Subordinate Voting Shares at the Conversion Ratio) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares.

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

Warrants

Liability warrants

	Number of Warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Years)
Outstanding and exercisable as of December 31, 2021	1,679	$1,125	1.31
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable as of June 30, 2022	1,679	$1,125	0.81

In October 2021 the Company acquired 1,679 warrants in connection with the acquisition of Harvest ("Harvest liability warrants"). See Note 4. Acquisitions for further details. Each acquired warrant is exercisable into one Multiple Voting Share. Changes in fair value are recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive (loss) income as change in fair value of derivative liabilities - warrants.

The fair value of the Harvest liability warrants is determined using the Black-Scholes options pricing model. The Harvest liability warrants are classified within level two of the fair value hierarchy. There have been no transfers between hierarchy levels during the three or six months ended June 30, 2022. The following table summarizes the significant assumptions used in determining the fair value of the warrant liability:

	June 30, 2022	December 31, 2021
Stock price	$14.80	$32.91
Exercise price ($CAD)	$11.25	$11.25
Exchange rate	$0.776	$0.789
Remaining life	0.81	1.31
Annualized volatility	54.96%	49.57%
Discount rate	2.80%	0.56%

Equity warrants

In connection with the Harvest acquisition in October 2021, the Company acquired certain equity classified warrants ("Acquired equity warrants"). The acquired equity warrants range in exercise price from $23.76 to $145.24 and expire at various dates from June 2022 through December 2025 and are exercisable into one Subordinate Voting Share. As of June 30, 2022 and December 31, 2021, there were 599,605 and 1,009,419 equity warrants outstanding, respectively. Each acquired equity warrant is exercisable into one Subordinate Voting Share. During the three months ended June 30, 2022, 409,811 warrants expired with a weighted average exercise price of 145.24.

As of June 30, 2022 and December 31, 2021 there were zero and 2,460,367 Public Warrants outstanding, respectively. See Note 11. Private Placement Notes for further details on warrants issued in connection with private placement debt in 2019.

NOTE 15. SHARE-BASED COMPENSATION

Equity Incentive Plans

The Company’s 2021 Omnibus Incentive Plan (the “2021 Plan”) was adopted in June 2021 at the 2021 annual meeting of shareholders. The 2021 Plan reserves 4,000,000 Subordinate Voting Shares for issuance thereunder and replaced the Schyan Exploration Inc. Stock Option Plan (the “Prior Plan”). Awards previously granted under the Prior Plan, including equity awards granted in the first quarter of 2021 for performance in 2020, remain subject to the terms of the Prior Plan. No further grants of awards shall be made under the Prior Plan. The Prior Plan is administered by the Board of Directors of the Company and the 2021 Plan is administered by the Compensation Committee of the Board of Directors. The 2021 Plan provides for the grant of Incentive Stock Options, Stock Appreciation Rights, Restricted Stock, Restricted Stock Units, Performance Shares, Performance Share Units, and Other Awards.

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

In determining the amount of share-based compensation related to options issued during the periods ending June 30, 2022 and 2021, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
Fair value at grant date	$8.39-$11.01	$11.20
Stock price at grant date	$21.48-$25.41	$33.42
Exercise price at grant date	$21.48-$25.41	$33.42
Expected life in years	3.50 - 4.46	3.00
Expected volatility	51.81% - 52.87%	49.88%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	1.20% - 1.79%	0.16%

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

For the three months ended June 30, 2022 and 2021, the Company recorded share-based compensation for all stock options in the amount of $2.6 million and $0.8 million, respectively. This is recognized as a nominal amount of cost of goods sold, $2.2 million and $0.6 million in general and administrative, and $0.4 million and $0.2 million in sales and marketing in the condensed consolidated statements of operations and comprehensive (loss) income, respectively.

For the six months ended June 30, 2022 and 2021, the Company recorded share-based compensation for all stock options in the amount of $4.7 million and $1.5 million, respectively. This is recognized as $0.1 million and $0.1 million of cost of goods sold, $3.9 million and $1.1 million in general and administrative, and $0.7 million and $0.3 million in sales and marketing in the condensed consolidated statements of operations and comprehensive (loss) income, respectively.

The following is a summary of stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Years)	Aggregate intrinsic value
Outstanding, January 1, 2022	2,973,895	$27.61	6.26	$—
Granted	864,051	21.56
Exercised	(92,811)	11.25
Forfeited	(279,496)	35.12
Outstanding, June 30, 2022	3,465,639	$25.93	6.04	$—
Exercisable, June 30, 2022	1,769,965	$25.39	4.59	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, January 1, 2021	1,129,779	$11.72	4.01	$19.90
Granted	326,867	33.42
Exercised	—	—
Forfeited	—	—
Outstanding, June 30, 2021	1,456,646	$16.59	3.80	$20.91
Exercisable, June 30, 2021	554,459	$11.70	3.59	$25.80

As of June 30, 2022, there was approximately $9.7 million of unrecognized compensation cost related to nonvested stock option arrangements which is expected to be recognized over a weighted average period of 0.84 years.

Restricted Stock Units

Restricted stock units ("RSUs") represent a right to receive a single Subordinate Voting Share that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs vest ratably over a two-to-three-year period subject to continued employment through each anniversary. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

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

The following is a summary of RSU activity:

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2022	332,428	$26.86
Granted	821,800	21.51
Vested	(30,549)	27.92
Forfeited	(87,917)	24.54
Unvested balance as of June 30, 2022	1,035,762	$22.94

During the three and six months ended June 30, 2022, the Company recorded share-based compensation in the amount of $3.1 million and $5.5 million related to RSUs, respectively. This is recognized as $0.3 million and $0.5 million of cost of goods sold, $2.6 million and $4.5 million in general and administrative, and $0.3 million and $0.6 million in sales and marketing in the statements of operations and comprehensive (loss) income, respectively. There was no share-based compensation expense related to RSUs during the three or six months ended June 30, 2021.

As of June 30, 2022, there was approximately $17.7 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average service period of 1.27 years.

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

The following table summarizes the activity related to warrants issued and outstanding to certain employees and directors of the Company for the six-month period ending June 30, 2021. There were no outstanding warrants as of June 30, 2022 and December 31, 2021.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Years)
Outstanding, December 31, 2020	6,061,561	6.00	0.72
Granted	—	—	—
Exercised	(795,022)	6.00	—
Forfeited	(116,333)	—	—
Outstanding, June 30, 2021	5,150,206	6.00	0.24

NOTE 16. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(24,021)	$40,880	$(56,503)	$70,958
Less: Net loss and comprehensive loss attributed to non-controlling interest	(1,530)	—	(2,037)	—
Net (loss) income and comprehensive (loss) income attributed to common shareholders	$(22,491)	$40,880	$(54,466)	$70,958
Weighted average number of common shares outstanding	187,174,176	125,631,725	187,124,886	120,351,366
Dilutive effect of securities	—	7,370,506	—	7,533,547
Diluted weighted average number of common shares outstanding	187,174,176	133,002,231	187,124,886	127,884,913
Basic (loss) earnings per share	$(0.12)	$0.33	$(0.29)	$0.59
Diluted (loss) earnings per share	$(0.12)	$0.31	$(0.29)	$0.55

For the three months ended June 30, 2022, the Company excluded 5,268,901 of instruments of potentially dilutive instruments for the dilutive calculation as the Company is in a net loss position. For the six months ended June 30, 2022, the Company excluded 6,600,990 of potentially dilutive instruments from the dilutive calculation as the Company is in a net loss position. There were no instruments excluded for the three or six months ended June 30, 2021.

As of June 30, 2022, there are approximately 185.6 million issued and outstanding shares which excludes approximately 2.9 million of fully vested RSUs which are not contractually issuable until 2024.

NOTE 17. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Income before provision for income taxes	$20,748	$69,982	$30,582	$134,608
Provision for income taxes	44,769	29,102	87,085	63,650
Effective tax rate	216%	42%	285%	47%

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as the Company believes this is the best estimate for the annual estimated effective tax rate.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits was approximately $44.9 million as of June 30, 2022 and December 31, 2021, respectively, which is recorded in deferred tax liabilities and other long-term liabilities in the condensed consolidated balance sheets.

NOTE 18. Variable Interest Entities

The Company through its acquisition of Harvest and through the acquired Harvest subsidiaries has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states. The Company determined these entities to be VIEs due to the financial relationship and as the Company is the primary beneficiary as of June 30, 2022, and December 31, 2021. The Company holds varying ownership interests in these entities and in certain cases may not directly hold ownership in the entities but holds a significant interest through an agent. The Company's VIEs are not material to the consolidated financial position or operations as of June 30, 2022, or for the three or six month period ended June 30, 2022, or as of December 31, 2021. The Company did not have any VIEs prior to the acquisition of Harvest in October 2021.

The Company has determined these entities to be VIEs and that it is the primary beneficiary. The Company consolidates these entities due to the other holder’s equity investment being insufficient to finance its activities without additional subordinated financial support and the Company meeting the power and economics criteria. In particular, the Company controls the management decisions and activities most significant to certain VIEs, has provided a significant portion of the subordinated financial support provided to date, and holds membership interests exposing the Company to the risk of reward and/or loss. The Company allocates income and cash flows of the VIEs based on the outstanding ownership percentage in accordance with the underlying operating agreements, as amended. The Company has consolidated all identified VIEs for which the Company is the primary beneficiary in the accompanying condensed consolidated financial statements.

The following table presents the summarized assets and liabilities of the Company’s VIEs in which the Company does not hold a majority interest as of June 30, 2022 and December 31, 2021. The assets and liabilities in the table below include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that eliminate in consolidation as included in the condensed consolidated balance sheets.

	June 30, 2022	December 31, 2021
	(in thousands)
Current assets:
Cash	$2,692	$1,241
Accounts receivable, net	424	905
Inventories, net	4,134	2,451
Prepaids and other current assets	68	313
Total current assets	7,318	4,910
Property and equipment, net	6,644	8,335
Intangible assets, net	16,828	17,735
Other assets	57	544
Total assets	$30,847	$31,524
Current liabilities:
Accounts payable and accrued liabilities	$1,386	$828
Notes payable - current portion	—	1,170
Income tax payable	1,782	522
Total current liabilities	3,168	2,520
Notes payable	1,080	1,061
Deferred tax liabilities	4,245	4,479
Other long-term liabilities	619	—
Total liabilities	$9,112	$8,060

In the first quarter of 2022, the Company divested of its minority ownership interest in one of its VIEs and received cash of $1.6 million and recorded an insignificant loss on the divestment which is recorded in loss on disposal of non-operating assets in the condensed consolidated statement of operations and comprehensive (loss) income for the six months ended June 30, 2022. As of June 30, 2022, the Company is no longer the primary beneficiary of this VIE and the VIE is no longer consolidated in the Company's condensed consolidated financial statements.

NOTE 19. RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders. The related party notes were paid off in full in November 2021. The balance of related party notes was zero as of December 31, 2021, and June 30, 2022, respectively. The Company incurred interest expense for the three and six months ended June 30, 2021 of $0.4 million and $0.7 million, respectively on the related party notes.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the Board of Directors of the Company, was a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. As of January 1, 2022, the Supplier is no longer a related party of the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials, and equipment on a cost-plus basis. For the six months ended June 30, 2021, property and equipment purchases totaled $76.4 million. As of December 31, 2021, $11.4 million of related party property and equipment purchases was included in accounts payable in the condensed consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s Chief Legal Officer.

The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by Kim Rivers, the Company's Chief Executive Officer and Chair of the board of directors, George Hackney, a former member of the Company's board of directors, and Richard May, a member of the Company's board of directors. The Company also leases various properties from companies that are managed by Benjamin Atkins, a former director and shareholder of the Company, and the Supplier. As of January 1, 2022, Benjamin Atkins is no longer a related party of the Company due to the time that has passed since Mr. Atkins held a director position.

As of June 30, 2022, and December 31, 2021, under ASC 842, the Company had the following related party leases in the condensed consolidated balance sheets:

	As of June 30, 2022	As of December 31, 2021
	Operating	Operating	Finance
	(in thousands)
Right-of-use assets, net	$874	$2,082	$2,009
Lease liabilities:
Lease liabilities - current portion	$106	$418	$215
Lease liabilities	809	1,862	2,127
Total related parties lease liabilities	$915	$2,280	$2,342

Expenses recognized for related party leases was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022, and less than $0.1 and $0.1 for the three and six months ended June 30, 2021, respectively.

NOTE 20. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the three and six month periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Retail	$298,561	$202,585	$589,174	$383,849
Wholesale, licensing, and other	21,722	12,537	49,457	25,096
Revenues, net of discounts	$320,283	$215,122	$638,631	$408,945

NOTE 21. COMMITMENTS AND CONTINGENCIES

Operating Licenses

Although the possession, cultivation, and distribution of cannabis for medical-use and adult-use is permitted in the states in which we operate, cannabis is a Schedule-I controlled substance and its use and possession remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company's business plans. In addition, the Company’s assets, including real property, cash and cash equivalents, equipment, and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations and comprehensive (loss) income. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which the Company believes a loss may be probable and the loss is estimable. As of June 30, 2022 and December 31, 2021, there was $13.1 million and $8.8 million included in contingent liabilities in the condensed consolidated balance sheets related to pending litigation, respectively. As of June 30, 2022 and December 31, 2021, $1.6 million and $2.3 million was included in contingent liabilities in the condensed consolidated balance sheets for estimates related to various sales tax matters, respectively. As of June 30, 2022, the Company recorded $7.3 million in liabilities related to potential earn-outs on the Watkins acquisition, that were determined to be probable and estimable as of June 30, 2022, included in contingent liabilities in the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021 there was $0.1 million and $1.9 million, respectively, of other contingencies recorded in contingent liabilities in the condensed consolidated balance sheets.

Regulatory Compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties, and other sanctions.

NOTE 22. SUBSEQUENT EVENTS

In July 2022 the Company made the decision to discontinue the Company's wholesale operations within the state of Nevada. The Company is currently evaluating the exit plans for these operations and the related financial impacts. As of June 30, 2022, these operations represented approximately $54.6 million of assets and generated revenues of $1.8 million for six months ended June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," "the Company," "we," or "our") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K"). There have been no material changes as of June 30, 2022 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A. Risk Factors” in our 2021 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2021 Form 10-K. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

We are a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in eleven states and has received notice of intent to award a license in an twelfth state. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona and Pennsylvania. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail, and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only Arizona, California, Colorado, Connecticut, Massachusetts, and Nevada have adopted legislation permitting commercialization of adult-use cannabis products. As previously disclosed, on October 1, 2021, we completed our previously announced acquisition of Harvest Health & Recreation Inc. (“Harvest”) and, as a result of the acquisition, our operations have expanded significantly effective as of such date. As of August 1, 2022, we operated 173 dispensaries, with 118 dispensaries in Florida, 20 affiliated dispensaries in Pennsylvania, 17 dispensaries in Arizona, five dispensaries in California, three dispensaries in Maryland, three dispensaries in Massachusetts, six dispensaries in West Virginia and one dispensary in Connecticut, and we operated cultivation and processing facilities in Arizona, Colorado, Florida, Maryland, Massachusetts, Nevada, Pennsylvania, and West Virginia.

As of June 30, 2022, we employed over 9,000 people, and we are committed to providing patients and adult use consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations. As of June 30, 2022, the majority of our revenue was generated from the sale of cannabis products in the State of Florida and to a lesser extent Arizona and the Commonwealth of Pennsylvania. To date, our operations in our California, Connecticut, Colorado, Maryland, Massachusetts, Nevada, and West Virginia, have not been material to our business.

Our business and operations center around the Trulieve brand philosophy of “Customers First” which permeates our culture beginning with high- quality and efficient cultivation and manufacturing practices, focus on the consumer experience at Trulieve branded and affiliated retail locations, at our in-house call center and where available at customer residences through a robust home delivery program. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain which mitigates third-party risks and allows us to completely control product quality and brand experience. We believe that this contributes to high customer retention and brand loyalty. We successfully operate our core business functions of cultivation, production, and distribution at scale, and are skilled at rapidly increasing capacity without any interruption to existing operations.

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

Southeast Hub

Our southeast hub operations are anchored by our cornerstone market of Florida. Trulieve was the first licensed operator in the medical market in Florida with initial sales in 2016. Publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve has the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state as of December 31, 2021 and June 30, 2022. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery.

As of August 1, 2022, Trulieve operated cultivation and processing facilities across ten sites and 118 retail dispensaries throughout the state. In accordance with Florida law, Trulieve grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures. In furtherance of our customer-first focus, we have developed a suite of Trulieve branded products, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives customers the ability to select the product that consistently delivers the desired effect and in their preferred method of delivery.

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

We conduct cultivation, processing, and retail operations through direct and indirect subsidiaries with permits for retail operations and grower/processor operations in Pennsylvania. These subsidiaries operate cultivation and processing facilities in McKeesport, Reading, and Carmichael, Pennsylvania to support our affiliated network of retail dispensaries and wholesale distribution network across the state.

We operate three medical dispensaries in Maryland and conduct wholesale sales supported by cultivation and processing in Hancock, Maryland. As of August 1, 2022, we operate three retail dispensaries in Massachusetts, serving medical and adult use customers in Northampton and adult use customers in Worcester and Framingham. Our retail operations are supported by cultivation and manufacturing operations in Holyoke. We commenced wholesale sales in September 2021. Trulieve was the first to offer sales of clones supporting home grow for residents in the Massachusetts market in August 2021.

We operate a medical cannabis dispensary located in Bristol, Connecticut. Under Connecticut’s adult-use cannabis legislation, which was enacted July 1, 2021, Trulieve can seek regulatory approval to expand sales at this dispensary to include adult use sales.

We operate six dispensaries in West Virginia, supported by cultivation and processing operations in Huntington, West Virginia. As of August 1, 2022, Trulieve has been awarded and has acquired permits to operate up to a total of ten dispensaries in West Virginia.

Southwest Hub

Our southwest hub operations are anchored by our cornerstone market of Arizona. In Arizona, Trulieve holds a market-leading retail position with 17 dispensaries and six cultivation and/or processing sites as of August 1, 2022, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products. We also serve medical and adult use customers in California. Trulieve conducts wholesale operations in Arizona, Colorado, and Nevada, serving the medical and adult use markets in each state.

Recent Developments

On July 7, 2022, the Company filed a shelf registration statement on Form S-3 (the Registration Statement) with the United States Securities and Exchange Commission to register a base shelf prospectus and to register for resale select subordinate voting shares of the Company. The filing was deemed effective July 8, 2022.

Critical Accounting Estimates and Judgements

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

General and Administrative

General and administrative expenses represent costs incurred at our corporate offices, primarily related to personnel costs, including salaries, share-based compensation, incentive compensation, benefits, and other professional service costs, including legal and accounting. We expect to continue to invest considerably in this area to support our expansion plans and to support the increasing complexity of the cannabis business. Furthermore, we expect to continue to incur acquisition, transaction, and integration costs related to our expansion plans, and we anticipate a significant increase in accounting, and legal and professional fees associated with becoming compliant with the Sarbanes-Oxley Act and other public company corporate expenses.

Depreciation and Amortization

Depreciation expense is calculated on a straight-line basis using the estimated useful life of each asset. Estimated useful life is determined by asset class and is reviewed on an annual basis and revised if necessary. Amortization expense is recognized using the straight-line method over the estimated useful life of the intangible assets. Useful lives for intangible assets are determined by type of asset with the initial determination of useful life derived at the time the asset is placed in service. On an annual basis, the useful lives of each intangible class of assets are evaluated for appropriateness and adjusted if appropriate.

Other Income (Expense), Net

Other income (expense), net consist primarily of interest expense, interest income, loss on disposal of non-operational assets, and the revaluation of derivative liabilities.

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

As we operate in the cannabis industry, we are subject to the limits of IRC Section 280E under which we are only allowed to deduct expenses directly related to the cost of products and the cost of producing products.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Revenues, net of discounts	$320,283	$215,122	49%	$638,631	$408,945	56%

Revenue for the three months ended June 30, 2022 increased by 49% or $105.2 million as compared to the three months ended June 30, 2021. Revenue for the six months ended June 30, 2022 increased by 56% or $229.7 million as compared to the six months ended June 30, 2021. The increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count, increased retail locations, as well as expansion of the wholesale business. During the period the Company made acquisitions such as Harvest and Keystone Shops, expanded business into new states such as Massachusetts and West Virginia, and opened additional dispensaries in existing markets such as Florida, all of which contributed to the increase in revenue.

Cost of Goods Sold

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Cost of goods sold	$138,129	$70,639	96%	$278,327	$129,198	115%
% of total revenues	43%	33%		44%	32%

Cost of goods sold for the three months ended June 30, 2022 increased by 96% or $67.5 million as compared to the three months ended June 30, 2021. Cost of goods sold for the six months ended June 30, 2022 increased by 115% or $149.1 million as compared to the six months ended June 30, 2021. Cost of goods sold increased due to expansion of the business and increased revenue. Cost of goods sold as a percentage of revenue increased in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. This increase was primarily due to increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Gross profit	$182,154	$144,483	26%	$360,304	$279,747	29%
% of total revenues	57%	67%		56%	68%

Gross profit for the three months ended June 30, 2022 increased by 26% or $37.7 million as compared to the three months ended June 30, 2021. Gross profit for the six months ended June 30, 2022 increased by 29% or $80.6 million as compared to the six months ended June 30, 2021. Gross profit as a percentage of revenue decreased due to increased wholesale business, which is generally lower margin than retail sales, increased depreciation related to capital expenditures to support business growth, new production facilities in where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Sales and Marketing Expense

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Sales and marketing expense	$75,286	$46,576	62%	$148,148	$91,135	63%
% of total revenues	24%	22%		23%	22%

Sales and marketing expense for the three months ended June 30, 2022 increased by 62% or $28.7 million as compared to the three months ended June 30, 2021. Sales and marketing expense for the six months ended June 30, 2022 increased by 63% or $57.0 million as compared to the six months ended June 30, 2021. The increase in sales and marketing expense is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year. Another factor in the increase in sales in marketing expenses is $5.2 million and $7.3 million related to the accrual of earn-outs related to the Watkins acquisition for the three and six months ended June 30, 2022, respectively.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
General and administrative expense	$33,653	$14,942	125%	$67,199	$27,650	143%
% of total revenues	11%	7%		11%	7%

General and administrative expense for the three months ended June 30, 2022 increased by 125% or $18.7 million as compared to the three months ended June 30, 2021. General and administrative expenses for the six months ended June 30, 2022 increased by 143% or $39.5 million as compared to the six months ended June 30, 2021. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, continued acquisitions resulting in additional transaction and integration costs and increased go-forward compliance costs.

Depreciation and Amortization Expense

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Depreciation and amortization expense	$30,889	$6,667	363%	$60,194	$12,101	397%
% of total revenues	10%	3%		9%	3%

Depreciation and amortization expense for the three months ended June 30, 2022 increased by 363% or $24.2 million as compared to the three months ended June 30, 2021. Depreciation and amortization expense for the six months ended June 30, 2022 increased by 397% or $48.1 million as compared to the six months ended June 30, 2021. The overall increase in depreciation and amortization expense was due to investment in infrastructure that resulted in a higher number of capitalized assets from the additional dispensaries and cultivation facilities. Furthermore, amortization expense increased due to acquired facilities and intangibles.

Impairment and Disposal of Long-lived Assets, Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Impairment and disposal of long-lived assets, net	$4,336	$—	N/A	$18,116	$—	N/A
% of total revenues	1%	—		3%	—

Impairment and disposal of long-lived assets, net for the three months ended June 30, 2022 increased by $4.3 million as compared to zero for the three months ended June 30, 2021. Impairment and disposal of long-lived assets, net for the six months ended June 30, 2022 increased by $18.1 million as compared to zero for the six months ended June 30, 2021. The increase in the current periods is primarily due to exited facilities and the repositioning of assets, primarily in our southeast hub.

Total Other Expense, Net

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Total other expense, net	$17,242	$6,316	173%	$36,065	$14,253	153%
% of total revenues	5%	3%		6%	3%

Total other expense, net for the three months ended June 30, 2022 increased by 173% or $10.9 million as compared to the three months ended June 30, 2021. Total other expense, net for the six months ended June 30, 2022 increased by 153% or $21.8 million as compared to the six months ended June 30, 2021. The overall increase is primarily the result of an increase in interest expense related to additional finance leases and private placement notes to support business growth and loss on disposal of non-operational assets.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 30,		Change	June 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Provision for income taxes	$44,769	$29,102	54%	$87,085	$63,650	37%

Income tax expense for the three months ended June 30, 2022, increased by 54% or $15.7 million as compared to the three months ended June 30, 2021. Income tax expense for the six months ended June 30, 2022, increased by 37% or $23.4 million as compared to the six months ended June 30, 2021. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax. The increase in income tax expense is primarily due to the increase in gross profit as a result of increased revenue.

Net Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Net (loss) income and comprehensive (loss) income	$(24,021)	$40,880	-159%	$(56,503)	$70,958	-180%

Net loss for the three months ended June 30, 2022 was $24.0 million a decrease of $64.9 million, from net income of $40.9 million for the three months ended June 30, 2021. Net loss for the six months ended June 30, 2021 was $56.5 million, a decrease of $127.5 million. from net income of $71.0 million for the six months ended June 30, 2021. The decrease was driven primarily by lower gross margin, increased sales and marketing and general and administrative costs related to the expanded organization, losses on disposal of long-lived assets, increased other expense, and increased tax expense.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt, and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $181.4 million as of June 30, 2022.

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

Cash Flows

The table below highlights our cash flows for the periods indicated.

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(10,284)	$49,194
Net cash used in investing activities	(136,392)	(136,688)
Net cash provided by financing activities	94,438	230,019
Net (decrease) increase in cash and cash equivalents	(52,238)	142,525
Cash, cash equivalents, and restricted cash, beginning of period	233,659	146,713
Cash, cash equivalents, and restricted cash, end of period	$181,421	$289,238

Cash Flow from Operating Activities

Net cash used in operating activities was $10.3 million for the six months ended June 30, 2022, a decrease of $59.5 million as compared to $49.2 million net cash provided by operating activities during the six months ended June 30, 2021. This is primarily due to the current net loss versus the prior year net income, increases in net working capital requirements, mainly inventory, and income tax payments made in the second quarter of 2022.

Cash Flow from Investing Activities

Net cash used in investing activities was $136.4 million for the six months ended June 30, 2022, a decrease of $0.3 million, compared to the $136.7 million net cash used in investing activities for the six months ended June 30, 2021. The primary use of cash in both periods was the purchase of property and equipment and internal use software, with the current period having more significant acquisitions offset by proceeds from the sale of held for sale assets, proceeds from the sale of a VIE, and proceeds from payments made on notes receivable.

Cash Flow from Financing Activities

Net cash provided by financing activities was $94.4 million for the six months ended June 30, 2022, a decrease of $135.6 million, compared to the $230.0 million net cash provided by financing activities for the six months ended June 30, 2021. The decrease was primarily due to proceeds from shares issued pursuant to private placement in 2021 with the decrease partially offset by the net proceeds from private placement notes which closed in the first quarter of 2022.

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

Private Placement Note Liabilities - Secured Promissory Notes

On October 6, 2021, the Company closed on a private placement of 8% Senior Secured Notes (the “Notes") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Notes were issued at 100% face value, bear an interest rate of

8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes mature on October 6, 2026 and may be redeemed in whole or in part, at any time from time to time, on or after October 6, 2023 at the applicable redemption price set forth in the trust indenture dated as of June 18, 2019 (the “Base Indenture”), as supplemented by a supplemental trust indenture dated as of October 6, 2021 (the “Supplemental Indenture” and, the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), by and between the Company and Odyssey Trust Company, as trustee. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes. The Indenture governing the Notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to, among other things, declare or pay dividends or make certain other payments; purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments; conduct certain asset sales or consolidate, merge or transfer all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis; make certain restricted investments, incur certain indebtedness or grant certain liens, or enter into certain affiliate transactions. These covenants are subject to a number of other limitations and exceptions as set forth in the Indenture.

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. The Notes bear an interest rate of 8% per annum payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The Notes will mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the application redemption price set forth in the Indenture.

Balance Sheet Exposure

As of June 30, 2022, the entirety of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2021 Form 10-K.

Contractual Obligations

As of June 30, 2022, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Accounts payable and accrued liabilities	$83,858	$—	$—	$—	$83,858
Notes payable	9,533	2,338	11	1,080	12,962
Private placement notes	—	130,000	425,000	—	555,000
Operating lease liabilities	23,212	45,225	43,629	109,539	221,605
Finance lease liabilities	14,827	31,869	25,708	49,855	122,259
Construction finance liabilities	23,255	47,534	49,182	415,606	535,577
Total	$154,685	$256,966	$543,530	$576,080	$1,531,261

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Management's Use of Non-GAAP Measures

Our management uses financial measures that are not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. These non-GAAP financial measures should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as inventory step-up for fair value adjustments in purchase accounting, integration and transition costs, acquisition and transaction costs, other non-recurring costs, expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as variable interest entities ("VIEs") but not legally controlled and operated by the Company, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. Adjusted EBITDA for the period ended June 30, 2021, has been adjusted to reflect this current definition. Additionally, certain reclassifications have been made to Adjusted EBITDA for prior periods to conform to the current period presentation.

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

Adjusted EBITDA

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Adjusted EBITDA	$110,978	$94,872	17%	$216,522	$185,668	17%

Adjusted EBITDA for the three months ended June 30, 2022 increased by 17% or $16.1 million as compared to the three months ended June 30, 2021. Adjusted EBITDA for the six months ended June 30, 2022 increased by 17% or $30.9 million as compared to the six months ended June 30, 2021. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(22,491)	$40,880	$(54,466)	$70,958
Add impact of:
Interest expense	19,678	6,649	37,555	14,548
Provision for income taxes	44,769	29,102	87,085	63,650
Depreciation and amortization	30,889	6,667	60,194	12,101
Depreciation included in cost of goods sold	13,809	5,020	24,501	8,687
EBITDA	86,654	88,318	154,869	169,944
Inventory step up, fair value	648	—	1,033	2,528
Integration and transition costs	5,129	1,497	10,403	1,887
Acquisition and transaction costs	6,969	1,569	10,266	3,221
Share-based compensation	5,703	744	10,267	1,485
Other non-recurring costs	4,899	1,387	13,528	1,387
COVID related expenses	165	1,690	596	5,511
Impairment and disposal of long-lived assets, net	4,336	—	18,116	—
Loss on disposal of non-operating assets	719	—	3,400	—
Results of entities not legally controlled	(1,089)	—	(1,066)	—
Other income (expense), net	(1,713)	(333)	(2,628)	(295)
Change in fair value of derivative liabilities - warrants	(1,442)	—	(2,262)	—
Total adjustments	24,324	6,554	61,653	15,724
Adjusted EBITDA	$110,978	$94,872	$216,522	$185,668

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures.

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

Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses identified in the prior year which are currently in the process of being remediated, as of June 30, 2022, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2021 Annual Report on Form 10-K, filed with the SEC on March 30, 2022.

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

Changes in Internal Controls Over Financial Reporting

Other than the remediation measures discussed above, there have been no changes in internal controls over financial reporting during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. Other than the following, there have been no material changes from such risk factors during the period ended June 30, 2022.

Recent macroeconomic trends, including inflation, a recession, or slowed economic growth, may adversely affect our business, financial condition and results of operations.

During the six months ended June 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level for the near-term. Rising inflation could have an adverse impact on expenses, as these costs could increase at a higher rate than revenues. Our costs are subject to fluctuations, particularly due to changes in the prices of raw product and packaging materials and the costs of labor, transportation and energy. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows. In addition, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for cannabis products, which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of cannabis products, negatively impacting our net sales and margins. Softer consumer demand for cannabis products could reduce our profitability and could negatively affect our overall financial performance.

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

TRULIEVE CANNABIS CORP.

Date: August 10, 2022	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2022	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2022	By:	/s/ Rebecca Young
Rebecca Young Chief Accounting Officer
(Principal Accounting Officer)