Form 10-Q
period 2022-09-30
Trulieve Cannabis Corp.
filed 2022-11-09
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, the registrant had 159,645,155 Subordinate Voting Shares and 26,235,054 Multiple Voting Shares (on an as converted basis) outstanding.

Trulieve Cannabis Corp.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Trulieve Cannabis Corp.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$114,468	$230,085
Restricted cash	—	3,013
Accounts receivable, net	11,309	8,563
Inventories, net	301,239	209,943
Notes receivable - current portion	715	1,530
Prepaid expenses and other current assets	62,068	68,145
Assets associated with discontinued operations	2,838	3,615
Total current assets	492,637	524,894
Property and equipment, net	795,506	779,413
Right of use assets - operating, net	100,864	111,723
Right of use assets - finance, net	75,305	66,764
Intangible assets, net	1,027,058	1,081,240
Goodwill	791,495	765,358
Notes receivable, net	12,059	12,147
Other assets	21,531	17,640
Long-term assets associated with discontinued operations	4,503	52,167
TOTAL ASSETS	$3,320,958	$3,411,346
LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	87,773	93,801
Income tax payable	4,681	28,084
Deferred revenue	6,385	7,168
Notes payable - current portion, net	4,823	10,052
Operating lease liabilities - current portion	10,779	10,020
Finance lease liabilities - current portion	8,719	6,185
Construction finance liabilities - current portion	1,137	991
Contingencies	25,590	13,017
Liabilities associated with discontinued operations	390	92
Total current liabilities	150,277	169,410
Long-term liabilities:
Notes payable	7,942	6,456
Private placement notes, net	540,301	462,929
Warrant liabilities	268	2,895
Operating lease liabilities	110,625	107,570
Finance lease liabilities	75,011	65,244
Construction finance liabilities	182,257	175,198
Deferred tax liabilities	220,206	241,882
Other long-term liabilities	8,616	8,400
Long-term liabilities associated with discontinued operations	14,575	23,989
TOTAL LIABILITIES	1,310,078	1,263,973
Commitments and contingencies (see Note 22)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 185,880,209 issued and outstanding as of September 30, 2022 and 180,504,172 issued and outstanding as of December 31, 2021.	—	—
Additional paid-in-capital	2,041,748	2,008,100
Accumulated (deficit) earnings	(31,299)	137,721
Non-controlling interest	431	1,552
TOTAL SHAREHOLDERS' EQUITY	2,010,880	2,147,373
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,320,958	$3,411,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net of discounts	$300,793	$224,092	$937,612	$633,037
Cost of goods sold	132,760	70,147	405,278	199,345
Gross profit	168,033	153,945	532,334	433,692
Expenses:
Sales and marketing	75,915	51,724	224,026	142,858
General and administrative	37,646	28,223	104,840	55,874
Depreciation and amortization	30,190	7,728	88,645	19,829
Impairment and disposal of long-lived assets, net	52,035	(5)	70,151	(5)
Total expenses	195,786	87,670	487,662	218,556
(Loss) Income from operations	(27,753)	66,275	44,672	215,136
Other income (expense):
Interest expense, net	(19,264)	(6,145)	(56,815)	(20,693)
Change in fair value of derivative liabilities - warrants	365	—	2,627	—
Impairment and disposal of non-operating assets, net	(2,604)	—	(6,004)	—
Other income (expense), net	448	89	3,016	385
Total other expense	(21,055)	(6,056)	(57,176)	(20,308)
(Loss) Income before provision for income taxes	(48,808)	60,219	(12,504)	194,828
Provision for income taxes	28,199	41,603	116,742	105,254
Net (loss) income from continuing operations and comprehensive (loss) income	(77,007)	18,616	(129,246)	89,574
Net loss from discontinued operations, net of tax benefit of $12,981, $ - , $14,439, and $-, respectively	(38,065)	—	(42,329)	—
Net (loss) income	(115,072)	18,616	(171,575)	89,574
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(518)	—	(2,555)	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(114,554)	$18,616	$(169,020)	$89,574

Net (loss) income per share - Continuing operations:
Basic	$(0.41)	$0.15	$(0.68)	$0.73
Diluted	$(0.41)	$0.14	$(0.68)	$0.68
Net loss per share - Discontinued operations:
Basic and diluted	$(0.20)	—	$(0.23)	—
Weighted average number of common shares used in computing net (loss) income per share:
Basic	188,597,094	128,146,298	187,549,359	122,983,729
Diluted	188,597,094	136,909,266	187,549,359	130,927,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Non-Controlling Interest	Total
Balance, January 1, 2022 (audited)	—	51,916,999	128,587,173	180,504,172	2,008,100	137,721	1,552	2,147,373
Share-based compensation	—	—	—	—	4,564	—	—	4,564
Exercise of stock options	—	—	45,775	45,775	108	—	—	108
Shares issued for cash - warrant exercise	—	—	1,648	1,648	22	—	—	22
Shares issued under share compensation plans	—	—	16,257	16,257	—	—	—	-
Tax withholding related to net share settlements of equity awards	—	—	(10,005)	(10,005)	(230)	—	—	(230)
Conversion of Multiple Voting to Subordinate Voting Shares	—	(2,699,100)	2,699,100	—	—	—	—	—
Shares issued for PurePenn, Pioneer, and Solevo earnouts	—	—	3,626,295	3,626,295	—	—	—	—
Distribution	—	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	—	(111)	(111)
Net loss and comprehensive loss	—	—	—	—	—	(31,975)	(507)	(32,482)
Balance, March 31, 2022	—	49,217,899	134,966,243	184,184,142	2,012,564	105,746	884	2,119,194
Share-based compensation	—	—	—	—	5,703	—	—	5,703
Exercise of Stock options	—	—	2,997	2,997	—	—	—	—
Shares issued for cash - warrant exercise	—	—	1,426,614	1,426,614	19,216	—	—	19,216
Subordinate Voting Shares issued under share compensation plans	—	—	24,444	24,444	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(13,091,800)	13,091,800	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(22,491)	(1,530)	(24,021)
Balance, June 30, 2022	—	36,126,099	149,512,098	185,638,197	2,037,483	83,255	(646)	2,120,092
Share-based compensation	—	—	—	—	4,292	—	—	4,292
Exercise of stock options	—	—	5,655	5,655	48	—	—	48
Tax withholding related to net share settlements of equity awards	—	—	(399)	(399)	(75)	—	—	(75)
Conversion of Multiple Voting to Subordinate Voting Shares	—	(9,891,045)	9,891,045	—	—	—	—	—
Release of escrow shares	—	—	236,756	236,756	—	—	—	—
Measurement period adjustment for Harvest Health and Recreation, Inc.	—	—	—	—	—	—	1,595	1,595
Net loss and comprehensive loss	—	—	—	—	—	(114,554)	(518)	(115,072)
Balance, September 30, 2022	—	26,235,054	159,645,155	185,880,209	2,041,748	(31,299)	431	2,010,880

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited) (Continued)

(in thousands, except per share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Earnings	Non-Controlling Interest	Total
Balance, January 1, 2021 (audited)	58,182,500	1,439,037	59,952,461	119,573,998	328,214	119,690	—	447,904
Share-based compensation	—	—	—	—	741	—	—	741
Shares issued for cash - warrant exercise	—	—	469,133	469,133	6,861	—	—	6,861
Conversion of warrants to Subordinate Voting Shares	—	—	133,408	133,408	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	—	(117,668)	117,668	—	—	—	—	—
Conversion of Super Voting to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	30,078	—	30,078
Balance, March 31, 2021	—	56,482,769	63,693,770	120,176,539	335,816	149,768	—	485,584
Share-based compensation	—	—	—	—	744	—	—	744
Shares issued for cash - warrant exercise	—	—	100,400	100,400	811	—	—	811
Common stock issued upon cashless warrant exercise	—	—	661,614	661,614	-	—	—	—
Tax withholding related to net share settlement of equity awards	—	—	(15,734)	(15,734)	(595)	—	—	(595)
Issuance of shares in private placement, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	—	(2,800)
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	2,470	—	—	2,470
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	445	—	—	445
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	9,140	—	—	9,140
Conversion of Multiple Voting to Subordinate Voting Shares	—	(21,673)	21,673	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	40,880	—	40,880
Balance, June 30, 2021	—	56,461,096	70,521,604	126,982,700	567,642	190,648	—	758,290
Share-based compensation	—	—	—	—	732	—	—	732
Exercise of Stock Options	—	—	20,974	20,974	—	—	—	—
Common stock issued upon cashless warrant exercise	—	—	1,280,965	1,280,965	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(21,151)	(21,151)	(392)	—	—	(392)
Shares issued for the Patient Centric of Martha's Vineyard acquisition	—	—	258,383	258,383	10,012	—	—	10,012
Shares issued for Keystone Shops acquisition	—	—	1,009,336	1,009,336	35,385	—	—	35,385
Conversion of Multiple Voting to Subordinate Voting Shares	—	(1,541,500)	1,541,500	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	18,616	—	18,616
Balance, September 30, 2021	—	54,919,596	74,611,611	129,531,207	613,379	209,264	—	822,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flow from operating activities
Net (loss) income and comprehensive (loss) income	(171,575)	$89,574
Adjustments to reconcile net (loss) income and comprehensive (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	91,049	19,829
Depreciation included in cost of goods sold	39,119	14,396
Non-cash interest expense	4,009	2,313
Non-cash interest income	(394)	—
Impairment and disposal of long-lived assets, net	70,151	(5)
Impairment and disposal of non-operating assets, net	6,004	—
Amortization of operating lease right of use assets	8,443	3,216
Share-based compensation	14,559	2,217
Accretion of construction finance liabilities	1,044	1,097
Change in fair value of derivative liabilities - warrants	(2,627)	—
Non-cash change in contingencies	16,609	—
Allowance for credit losses	2,362	—
Deferred income tax expense	(34,855)	(2,111)
Loss from disposal of discontinued operations	49,069	—
Changes in operating assets and liabilities:
Inventories	(87,173)	(33,796)
Accounts receivable	(5,150)	(8,179)
Prepaid expenses and other current assets	5,773	(9,412)
Other assets	(4,397)	(4,509)
Accounts payable and accrued liabilities	1,838	17,853
Income tax payable	(24,615)	(12,745)
Operating lease liabilities	(7,205)	(1,906)
Deferred revenue	(782)	(3,096)
Contingencies	(4,035)	—
Other long-term liabilities	865	344
Net cash (used in) provided by operating activities	(31,914)	75,080
Cash flow from investing activities
Purchases of property and equipment	(130,422)	(190,907)
Purchases of property and equipment related to construction finance liabilities	(13,247)	(8,877)
Capitalized interest	(3,994)	(4,355)
Acquisitions, net of cash acquired	(27,781)	(29,924)
Purchases of internal use software	(7,281)	(3,587)
Cash paid for license	(1,855)	—
Proceeds from sale of property and equipment	502	8
Proceeds from sale of variable interest entity	1,604	—
Proceeds from sale of held for sale assets	2,173	—
Proceeds received from notes receivable	1,298	—
Net cash used in investing activities	(179,003)	(237,642)
Cash flow from financing activities
Proceeds from private placement notes, net of discounts	75,635	—
Proceeds from notes payable	1,080	—
Proceeds from construction finance liabilities	7,047	8,877
Proceeds from warrant exercises	19,238	7,672
Proceeds from shares issued pursuant to private placement, net of issuance costs	-	217,896
Proceeds from stock option exercises	156	—
Payments on notes payable	(2,687)	—
Payments on private placement notes	(1,874)	—
Payments on finance lease obligations	(5,215)	(4,024)
Payments on construction finance liabilities	(891)	—
Payments for debt issuance costs	(189)	—
Payments on notes payable - related party	-	(11)
Payments for taxes related to net share settlement of equity awards	(305)	(987)
Distributions	(50)	—
Net cash provided by financing activities	91,945	229,423
Net (decrease) increase in cash and cash equivalents	(118,972)	66,861
Cash, cash equivalents, and restricted cash, beginning of period	233,098	146,713
Cash and cash equivalents of discontinued operations, beginning of period	561	—
Less: cash and cash equivalents of discontinued operations, end of period	(219)	—
Cash, cash equivalents, and restricted cash, end of period	114,468	$213,574

Trulieve Cannabis Corp.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$42,339	$22,653
Income taxes, net of refunds	$161,717	$120,365
Other noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$28,352	$43,748
Purchases of property and equipment in accounts payable and accrued liabilities	$7,266	$16,148
Measurement period adjustment for Harvest Health and Recreation, Inc.	$1,595	$—
Value of shares issued for acquisitions	$—	$57,452
Value of shares reserved for PurePenn,LLC and Solevo Wellness acquisitions	$—	$(2,800)

*The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the nine months ended September 30, 2022. There were no discontinued operations as of September 30, 2021.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Trulieve Cannabis Corp.

Notes to Condensed Consolidated Financial Statements

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve", the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of September 30, 2022, held licenses to operate in Florida, California, Connecticut, Pennsylvania, Massachusetts, West Virginia, Arizona, Colorado, Maryland, Nevada, Ohio, and Georgia, to cultivate, produce, and sell medicinal-use cannabis products, and with respect to Arizona, California, Colorado, Massachusetts, and Nevada, adult-use cannabis products.

In addition to the States listed above, the Company also conducts activities in other markets. In these markets, the Company has either applied for licenses, plans on applying for licenses, or partners with other entities, but does not currently directly own any cultivation, production, or retail licenses.

In July 2022, the Company discontinued operations in Nevada. While we have classified the operations as discontinued, we still hold a license to operate in the state as of September 30, 2022.

In July 2018, Trulieve, Inc. entered into a non-binding letter agreement with Schyan Exploration Inc. (“Schyan”) whereby Trulieve, Inc. and Schyan agreed to merge their respective businesses resulting in a reverse takeover of Schyan by Trulieve, Inc. and changed the business of Schyan from a mining issuer to a cannabis issuer (the “Schyan Transaction”). The Schyan Transaction was completed in August 2018 and Schyan changed its name to Trulieve Cannabis Corp.

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

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying condensed consolidated financial statements include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and include the assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries and variable interest entities ("VIEs") for which the Company has determined that it is the primary beneficiary. Outside shareholders' interests in subsidiaries are shown in the condensed consolidated financial statements as non-controlling interests. Material intercompany balances and transactions are eliminated in consolidation. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary to fairly present the Company's financial position as of September 30, 2022, and the results of its operations and cash flows for the periods ended September 30, 2022 and September 30, 2021. The results of the Company's operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year.

In July 2022, the Company discontinued its Nevada operations. This action represents a strategic shift in our business and therefore, the related assets and liabilities associated with the Nevada operations are classified as held for discontinued operations in our consolidated balance sheet and the results of the Nevada operations have been presented as discontinued operations in our condensed consolidated statements of operations and comprehensive (loss) income for all periods presented.

Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 18. Discontinued Operations.

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

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2021, restricted cash was $3.0 million, which represented cash consideration set aside in relation to amounts held for a pending legal dispute. The restriction on this cash was released in January 2022 as the litigation was settled in December 2021. There was no restricted cash as of September 30, 2022.

Held for sale

The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally the Company's Board of Directors ("the Board") or certain Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses and interest expense continue to be recognized until the date of disposal.

As of September 30, 2022, the Company had $9.6 million in assets held for sale which is recorded in prepaids and other current assets in the condensed consolidated balance sheets, and primarily consists of property and equipment, and leases and related liabilities. As of December 31, 2021, the Company had $8.7 million in net assets held for sale which is recorded in prepaid expenses and other current assets in the consolidated balance sheets, and primarily consisted of property and equipment, leases and related liabilities, and a note payable.

During the three months ended September 30, 2022, the Company recorded an impairment of $2.5 million related to a held for sale property acquired through acquisition. The impairment was recorded in impairment and disposal of non-operating assets, net in the condensed consolidated statement of operations and comprehensive (loss) income. During the three months ended September 30, 2022, the Company reclassified approximately $2.3 million of property and equipment to held for sale in the Southwest.

During the nine months ended September 30, 2022, the Company settled net assets of $3.3 million, sold property held for sale for $2.0 million in proceeds, sold land held for sale for $0.2 million in proceeds, recorded an impairment of $2.5 million, and recorded a loss on disposal of $2.6 million, which is recorded in impairment and disposal of non-operating assets, net in the condensed consolidated statement of operations and comprehensive (loss) income.

Discontinued operations

The Company classifies a component of an entity that has been or is to be disposed of, either by sale, abandonment, or other means, as discontinued operations when it represents a strategic shift in the Company's operations. A component of an entity is identified as operations and cash flows that can be clearly distinguished, operationally and financially, from the rest of the entity.

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

The Company reviewed the potential earnouts concluding three are probable and estimable as of September 30, 2022, recording an accrual of $12.6 million in contingencies in the condensed consolidated balance sheets. During the three months ended September 30, 2022 the Company recorded $5.3 million of expense related to potential earnouts. During the nine months ended September 30, 2022, the Company expensed $12.6 million related to potential earnouts. This is recorded in sales and marketing expenses in the condensed consolidated statements of operations and comprehensive (loss) income. No liability was recorded for the fourth earnout as it was concluded to be reasonably possible but not probable as of September 30, 2022. The earnouts are evaluated on a quarterly basis. The Company incurred $0.2 million of transaction costs related to the acquisition of Watkins. These costs were expensed as incurred and included in general and administrative expenses in the condensed consolidated statements of operations and comprehensive (loss) income for the quarter ended March 31, 2022. No additional transaction costs have been incurred.

The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Watkins met the definition of a business as Watkins is an existing cultivation facility with inputs, processes, and outputs in place that constitute a business under Topic 805. As a result, the acquisition of Watkins has been accounted for as a business combination. Goodwill represents the premium the Company paid over the fair value of the net identifiable tangible assets acquired. The primary reason for the acquisition was to expand the Company's cultivation capacity in Arizona. The goodwill of

$24.5 million arising from the acquisition primarily consists of the economies of scale expected from a vertical cannabis market in Arizona.

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

The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over the fair value of the net identifiable tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s retail and cultivation footprint and gain access to new markets. The goodwill of $663.7 million arising from the acquisition primarily consisted of the synergies and economies of scale expected from combining the operations of Trulieve and Harvest including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

(in thousands)
Consideration:
Trulieve Subordinated Voting Shares	$1,369,024
Fair value of other equity instruments	18,394
Fair value of warrants classified as liabilities	3,103
Fair value of consideration exchanged	$1,390,521
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$85,318
Restricted cash	3,072
Accounts receivable	3,645
Inventories	92,537
Prepaid expenses and other current assets	100,129
Notes receivable	9,805
Property and equipment	191,801
Right of use assets - operating	73,476
Intangible assets:
Dispensary license	946,000
Trademarks	27,430
Customer relationships	3,500
Other assets	5,289
Accounts payable and accrued liabilities	(58,887)
Income tax payable	(24,863)
Deferred revenue	(4,523)
Operating lease liabilities	(76,558)
Contingencies	(26,599)
Notes payable	(285,238)
Construction finance liabilities	(79,683)
Other long-term liabilities	(1,085)
Deferred tax liabilities	(253,986)
$730,580
Non-controlling interest	$(3,734)
Goodwill	663,675
Total net assets acquired	$1,390,521

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

During the third quarter of 2022, the Company finalized the accounting for non-controlling interests, on the acquired entities, which resulted in a measurement period adjustment increasing non-controlling interests and goodwill by $1.6 million.

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

Proforma net revenues for the three-and-nine months ending September 30, 2021 are $315.9 million and $926.9 million, respectively. Proforma net income and comprehensive income attributable to common shareholders for the three-and-nine months ending September 30, 2021 are $9.6 million and $24.9 million, respectively.

Unaudited pro forma net income reflects the elimination of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

(e) Keystone Shops

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon, and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Shares with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as it was not estimated to be probable at the time of acquisition nor as of September 30, 2022. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development.

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

NOTE 5. ACCOUNTS RECEIVABLE

As of September 30, 2022 and December 31, 2021, Accounts receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Trade receivables	$14,130	$9,068
Less: allowance for credit losses	(2,821)	(505)
Accounts receivable, net	$11,309	$8,563

NOTE 6. NOTES RECEIVABLE

As of September 30, 2022 and December 31, 2021, Notes receivable, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Promissory note acquired from Harvest maturing in November 2025. Secured by certain assets.	$8,379	$8,827
Convertible note receivable dated November 2021 maturing in November 2024.	4,490	4,124
Promissory notes acquired from Harvest maturing in February 2022. Secured by certain assets.	—	850
Notes receivable	12,869	13,801
Less: discount on notes receivable	(95)	(124)
Total notes receivable, net of discounts	12,774	13,677
Less: current portion of notes receivable	(715)	(1,530)
Notes receivable	$12,059	$12,147

In October 2021, the Company acquired a note receivable with the Harvest acquisition. The note receivable was originally dated November 2020 maturing in November 2025. The note had an original principal balance of $12.0 million and accrues interest at a rate of 7.5% per annum with monthly interest and principal payments of $0.1 million.

In October 2021, the Company acquired notes receivable with the Harvest acquisition. The notes receivable was originally dated in February 2021 and matured in February 2022. The notes had an original principal balance of $0.9 million and accrued interest at a rate of 10% per annum with interest only payments due monthly. These notes were repaid in full in February 2022.

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

During the three and nine months ended September 30, 2022, the Company recorded interest income of $0.3 million and $1.0 million in other income (expense), net in the condensed consolidated statements of operations and comprehensive (loss) income, respectively. The Company had interest receivable of $0.1 million as of September 30, 2022 and December 31, 2021, included in prepaid expenses and other current assets in the condensed consolidated balance sheets.

Stated maturities of notes receivable are as follows as of September 30, 2022:

Expected principal payments
(in thousands)
Remaining 2022	$174
2023	728
2024	5,274
2025	6,693
2026	—
Thereafter	—
Total	12,869
Less: discount on notes receivable	(95)
Total	$12,774

NOTE 7. INVENTORY

As of September 30, 2022 and December 31, 2021, Inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Raw material
Cannabis plants	$24,484	$30,454
Packaging and supplies	51,269	39,892
Total raw material	75,753	70,346
Work in process	165,150	93,592
Finished goods-unmedicated	6,722	4,824
Finished goods-medicated	53,614	41,181
Total inventories	$301,239	$209,943

As of September 30, 2022 and December 31, 2021 the Company recorded an allowance for inventory obsolescence of $5.8 million and $1.5 million, respectively. For each the three and nine months ended September 30, 2022 the Company recorded an inventory provision of $4.3 million. For the three and nine months ended September 30, 2021 the Company recorded an inventory provision of $0.3 million and $0.4 million, respectively. The provision for inventories is recorded to cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income

NOTE 8. PROPERTY & EQUIPMENT

As of September 30, 2022 and December 31, 2021, Property and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Land	$32,786	$32,904
Buildings and improvements	560,950	434,762
Furniture and equipment	246,644	140,221
Vehicles	839	959
Total	841,219	608,846
Less: accumulated depreciation	(113,831)	(63,602)
Total property and equipment	727,388	545,244
Construction in progress	68,118	234,169
Total property and equipment, net	$795,506	$779,413

Depreciation expense for the three and nine months ended September 30, 2022 totaled $20.2 million and $55.8 million, respectively. Depreciation expense for the three and nine months ended September 30, 2021 totaled $8.1 million and $21.0 million, respectively.

Capitalized interest for the three and nine months ended September 30, 2022 totaled $1.3 million and $4.0 million, respectively. Capitalized interest for the three and nine months ended September 30, 2021 totaled $2.2 million and $4.4 million, respectively.

During the three and nine months ended September 30, 2022, the Company recorded an impairment of $0.3 and $0.6 million, respectively, which is mainly the result of repositioning of assets. The impairment of $0.3 million was recorded to impairment and disposal of long-lived assets, net with the impairment of $0.6 million consisting of $0.3 million recorded to impairment and disposal of long-lived assets, net and $0.3 million recorded to impairment and disposal of non-operating assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three and nine months ended September 30, 2022, the Company recorded a loss on disposal of property and equipment of $46.2 million and $54.2 million, respectively, primarily related to assets located in our southeast region. The loss on disposal of $46.2 million consists of $46.1 million recorded to impairment and disposal of long-lived assets, net and $0.1 million recorded to impairment and disposal of non-operating assets, net with the loss of $54.2 million consisting of $53.4 million recorded to impairment and disposal of long-lived assets, net and $0.8 million recorded to impairment and disposal of non-operating assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three and nine months ended September 30, 2022, the Company recorded a gain on sale of property and equipment, net of $0.1 million and $0.2 million, respectively. The gain on sale, net of $0.1 million consists of a $0.2 million gain recorded to impairment and disposal of long-lived assets, net and a $0.1 million loss on sale of property and equipment recorded to impairment and disposal of non-operating assets, net in the condensed consolidated statements of operations and comprehensive (loss) income. The gain on sale, net of $0.2 million consists of a $0.3 million gain recorded to impairment and disposal of long-lived assets, net and a $0.1 million loss on sale of property and equipment recorded to impairment and disposal of non-operating assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended September 30, 2022, the Company exited Nevada and recorded a loss on disposal of property and equipment of $0.7 million, which is recorded in loss on discontinued operations in the condensed consolidated statements of operations and comprehensive (loss) income. See Note 18. Discontinued Operations for further details.

NOTE 9. INTANGIBLE ASSETS & GOODWILL

Intangible assets

As of September 30, 2022 and December 31, 2021, Intangible assets, net consisted of the following:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses	$1,072,171	$75,652	$996,519	$1,070,056	$24,742	$1,045,314
Trademarks	27,430	11,234	16,196	27,430	2,809	24,621
Internal use software	14,654	2,307	12,347	7,374	1,119	6,255
Tradenames	4,862	3,200	1,662	4,862	2,168	2,694
Customer relationships	3,536	3,202	334	3,536	1,180	2,356
Total	$1,122,653	$95,595	$1,027,058	$1,113,258	$32,018	$1,081,240

Amortization expense for the three and nine months ended September 30, 2022 was $21.5 million and $63.6 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $3.3 million and $7.8 million, respectively.

During the quarter ended September 30, 2022, the Company exited the Nevada market and recorded a loss on disposal of intangible assets of $34.4 million, which is recorded in loss on discontinued operations in the condensed consolidated statements of operations and comprehensive (loss) income. See Note 18. Discontinued Operations for further details.

The following table outlines the estimated future annual amortization expense related to intangible assets as of September 30, 2022:

Estimated amortization
(in thousands)
Remaining 2022	$19,831
2023	78,959
2024	77,249
2025	74,987
2026	73,302
Thereafter	702,730
$1,027,058

As of September 30, 2022, the weighted average amortization period remaining for intangible assets was 13.65 years.

Goodwill

The changes in the carrying amount of Goodwill arose from the following:

As of September 30, 2022
(in thousands)
As of December 31, 2021	$765,358
Acquisition of Watkins	24,542
Measurement period purchase price allocation adjustment of Harvest Health & Recreation, Inc. See Note 4.	1,595
As of September 30, 2022	$791,495

NOTE 10. NOTES PAYABLE

As of September 30, 2022 and December 31, 2021, Notes payable, net consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Promissory notes dated October 1, 2021, maturing in December 2022. Monthly variable interest payments due of 7.0% as of September 30, 2022. Secured by mortgaged property with a $6 million book value.	6,156	6,156
Promissory note acquired in Harvest acquisition dated February 2020, maturing in February 2023. Monthly interest payments due at 5.5%.	2,674	4,699
Promissory note dated July 2018, maturing in July 2023. Monthly interest payments due of 4% per annum. Secured by certain assets.	1,082	1,113
Promissory note of consolidated variable-interest entity dated February 2022, maturing February 2029, for up to $1.5 million. Monthly interest payments due of 8%.	1,080	—
Promissory note dated October 2019, maturing in October 2024. Monthly interest payments due of 5.5%. Principal balance due at maturity.	757	829
Promissory note acquired in Harvest acquisition dated August 2018, maturing in August 2024. Monthly interest payments due of 2%. Secured by certain assets.	787	1,022
Promissory note acquired in Harvest acquisition dated January 2020, maturing in May 2023. Quarterly interest payments due of 2%.	175	425
Promissory note acquired in Harvest acquisition dated April 2021, maturing in April 2026. Principal due at maturity. Secured by equipment.	49	60
Promissory note acquired in Harvest acquisition dated January 2020, maturing in January 2023. Monthly interest payments due of 2%.	5	65
Promissory notes of consolidated variable-interest entities acquired in Harvest Acquisition. Maturing December 2022 and 2029, interest ranging from 5.25% to 8.25%. Secured by real-estate. In the first quarter of 2022 these notes were fully paid.	—	2,231
Total notes payable	12,765	16,600
Less: debt discount	—	(92)
Less: current portion of notes payable	(4,823)	(10,052)
Notes payable	$7,942	$6,456

As of September 30, 2022, stated maturities of notes payable are as follows:

(in thousands)
Remaining 2022	$187
2023	4,662
2024	657
2025	14
2026	5
Thereafter	7,240
Total	$12,765

The Company extended the maturity date of our $6.1 million notes originally maturing in October 2022 to December 2022 in order to complete refinancing. The Company is still in the process of refinancing the notes with the lender and the new notes are expected to have a 5-year term and bear interest at an annual rate of the 5 Year FHLB + 3.75%, with a floor of 6%. The refinancing is expected to close on or before November 30, 2022.

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

During the three and nine months ended September 30, 2022, accretion expense for the June Notes was $0.5 million and $1.4 million, respectively. During the three and nine months ended September 30, 2021, accretion expense for the June Notes was $0.4 million and $1.2 million, respectively.

During the three and nine months ended September 30, 2022, accretion expense for the November Notes was $0.4 million and $1.2 million, respectively. During the three and nine months ended September 30, 2021, accretion expense for the November Notes was $0.4 million and $1.1 million, respectively.

2026 Notes

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche Two") for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. The Company intends to use the net proceeds for capital expenditures and other general corporate purposes. On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche One") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest and intends to use the remaining net proceeds for capital expenditures and other general corporate purposes. These notes are collectively referred to as the "2026 Notes".

The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price. The 2026 Notes bear interest at 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. During the three and nine months ended September 30, 2022, accretion expense for the 2026 Notes - Tranche Two was less than $0.1 million and $0.2 million, respectively. During the nine months ended September 30, 2022, the Company repaid $1.9 million in principal on the 2026 Notes - Tranche Two. During the three and nine months ended September 30, 2022 the Company incurred $0.3 million and $1.0 million in accretion expense, respectively, on the 2026 Notes - Tranche One.

Accretion expense on the private placement notes is included as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive (loss) income as interest expense.

Stated maturities of the principal portion of private placement notes, net outstanding as of September 30, 2022, are as follows:

(in thousands)
Remaining 2022	—
2023	—
2024	130,000
2025	—
2026	425,000
Thereafter	—
Total private placement notes	555,000
Less: Unamortized debt discount & issuance costs	(14,699)
Private placement notes, net	$540,301

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

The Company recorded a loss on disposal of right of use assets of $6.1 million and $16.6 million for the three-and nine-months ending September 30, 2022, respectively, which is the result of repositioning of assets in the southeast. This loss was recorded in impairment and disposal of long-lived assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months and nine months ended September 30, 2022, the Company recorded a net gain on lease terminations of $0.3 million and $0.3 million, respectively. For both the three months and nine months ended September 30, 2022, the gain on lease terminations, net of $0.3 million consists of a $0.1 million loss on lease terminations recorded to impairment and disposal of long-lived assets, net and a $0.4 million net gain on lease terminations recorded to impairment and disposal of non-operating assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended September 30, 2022, the Company exited Nevada and recorded a loss on disposal of operating right of use assets of $14.0 million, which is recorded in loss on discontinued operations in the condensed consolidated statements of operations and comprehensive (loss) income. See Note 18. Discontinued Operations for further details.

The following table provides the components of lease cost recognized in the condensed consolidated statements of operations and comprehensive (loss) income:

		Three Months Ended September 30,		For the Nine Months Ended September 30,
	Statement of operations and comprehensive (loss) income location	2022	2021	2022	2021
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$5,506	$2,483	$16,708	$5,751
Finance lease cost:
Amortization of lease assets	Cost of goods sold, sales and marketing, general and administrative	3,116	1,990	8,345	5,357
Interest on lease liabilities	Interest expense	1,830	1,177	5,083	2,914
Finance lease cost		4,946	3,167	13,428	8,271
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	1,836	2,529	5,656	3,139
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	201	—	456	—
Total lease cost		$12,489	$8,179	$36,248	$17,161

Short term lease expense for the three and nine months ended September 30, 2021 was nominal. During the three and nine months ended September 30, 2022, the Company earned $0.2 million and $0.4 million of sublease income, respectively. During the three and nine months ended September 30, 2021, the Company earned a nominal amount of sublease income. Sublease income is recorded in other income (expense), net on the consolidated statements of operations and comprehensive (loss) income.

Other information related to operating and finance leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	5,505	1,820	15,879	4,776
Operating cash flows from finance leases	1,832	1,186	5,076	2,904
Financing cash flows from finance leases	2,009	1,933	5,215	4,024
842 lease additions and modifications
Operating leases	2,707	7,081	14,677	21,244
Finance leases	—	12,957	18,412	28,085

	September 30, 2022	December 31, 2021
	(in thousands)
Weighted average discount rate:
Operating leases	9.55%	9.69%
Finance leases	8.62%	8.68%
Weighted average remaining lease term (in years):
Operating leases	9.62	10.09
Finance leases	8.20	8.16

Future minimum lease payments under the Company's non-cancellable leases as of September 30, 2022 are as follows:

	Operating leases	Finance leases
	(in thousands)
Remainder of 2022	$5,419	$3,870
2023	21,277	15,394
2024	20,703	14,824
2025	20,331	14,250
2026	19,816	13,031
Thereafter	94,071	57,568
Total undiscounted lease liabilities	181,617	118,937
Interest on lease liabilities	(60,213)	(35,207)
Total present value of minimum lease payments	121,404	83,730
Lease liabilities- current portion	(10,779)	(8,719)
Lease liabilities	$110,625	$75,011

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

Included in the agreement, the Company completed the tenant improvements related to the property, for which the landlord has provided a tenant improvement allowance (“TI Allowance”) of $40.0 million. As of December 31, 2021, the entire TI Allowance had been provided. The initial term of the agreement is ten years, with two five-year options to renew. The initial payments are equal to 11% of the sum of the purchase price for the property and increases when a draw is made on the TI Allowance. In addition, a 3% increase in payments will be applied annually after the first year. As of September 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $45.1 million and $44.6 million, respectively.

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

The initial term of the agreement is ten years, with two five-year options to renew. The initial annualized payments are equal to 11% of the purchase price for the property. A 3% increase in payments will be applied annually after the first year. As of September 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $17.6 million and $17.4 million, respectively.

McKeesport

In October 2019, prior to acquisition by the Company, PurePenn, sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 15 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI allowance dispersed with 12.75% due for the first $5.0 million, 13.25% for $5.0 million to $15.0 million and 13.50% for $15.0 to $21.0 million. In 2021, the Company entered into an amendment with the landlord to increase the tenant improvement allowance by an additional $15.5 million for a total of $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million. As of September 30, 2022, and December 31, 2021, $36.5 million and $29.5 million of the TI allowance has been provided, respectively. As of September 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $41.6 million and $34.6 million, respectively.

Alachua

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is 20 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $17.9 million as an additional component of base rent. As of September 30, 2022, and December 31, 2021, $17.9 million and $15.3 million of the TI allowance has been provided, respectively. As of September 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $59.1 million and $58.9 million, respectively.

In the first quarter of 2022, the Company temporarily idled this facility. After further review, as of September 30, 2022, the Company committed to a plan to cease using this facility and as a result recorded a loss on disposal of property and equipment of $42.5 million in impairment and disposal of long-lived assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

Hancock

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was treated as a failed sale-leaseback financing arrangement.

The initial term of the lease is ten years with two options to extend the term the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a TI Allowance of $12.9 million as an additional component of base rent. As of September 30, 2022, and December 31, 2021, $11.9 million and $5.7 million of the TI allowance has been provided, respectively. As of September 30, 2022, and December 31, 2021, the total finance liability associated with this transaction is $20.0 million and $20.7 million, respectively.

Under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and reflects the properties in the condensed consolidated balance sheets and depreciates them over the assets' remaining useful life.

Future minimum lease payments for the construction finance liabilities as of September 30, 2022, are as follows:

(in thousands)
Remaining 2022	$5,810
2023	23,406
2024	23,736
2025	24,175
2026	24,593
Thereafter	428,520
Total future payments	530,240
Less: Interest	(346,846)
Total present value of minimum payments	183,394
Construction finance liabilities - current portion	(1,137)
Construction finance liabilities	$182,257

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

Warrants

Liability warrants

	Number of Warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Years)
Outstanding and exercisable as of January 1, 2022	1,679	$1,125	1.31
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable as of September 30, 2022	1,679	$1,125	0.56

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

The fair value of the Harvest Liability Warrants is determined using the Black-Scholes options pricing model. The Harvest Liability Warrants are classified within level two of the fair value hierarchy. There have been no transfers between hierarchy levels during the three or nine months ended September 30, 2022. The following table summarizes the significant assumptions used in determining the fair value of the warrant liability:

	September 30, 2022	December 31, 2021
Stock price	$11.73	$32.91
Exercise price ($CAD)	$11.25	$11.25
Exchange rate	$0.729	$0.789
Remaining life	0.56	1.31
Annualized volatility	53.38%	49.57%
Discount rate	3.92%	0.56%

Equity warrants

In connection with the Harvest acquisition in October 2021, the Company acquired certain equity classified warrants ("Acquired Equity Warrants"). The Acquired Equity Warrants range in exercise price from $23.76 to $145.24 and expire at various dates from June 2022 through December 2025 and are exercisable into one Subordinate Voting Share. As of September 30, 2022 and December 31, 2021, there were 599,605 and 1,009,419 equity warrants outstanding, with a weighted average remaining life of 0.33 years and 0.79 years, respectively. Each Acquired Equity Warrant is exercisable into one Subordinate Voting Share. During the nine months ended September 30, 2022, 409,811 warrants expired with a weighted average exercise price of 145.24.

As of September 30, 2022 and December 31, 2021 there were zero and 2,460,367 Public Warrants outstanding, respectively. See Note 11. Private Placement Notes for further details on warrants issued in connection with private placement debt in 2019.

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

On October 26, 2021, under the 2021 Plan, the Board awarded options to purchase shares to select employees and certain Board members of the Company. The options generally vest over a two-to three-year period.

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

In determining the amount of share-based compensation related to options issued during the periods ending September 30, 2022 and 2021, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Fair value at grant date	$8.39-$11.01	$10.58-$11.20
Stock price at grant date	$21.48-$25.41	$26.88-$33.42
Exercise price at grant date	$21.48-$25.41	$26.88-$33.42
Expected life in years	3.50 - 4.46	3.00 - 3.50
Expected volatility	51.81% - 52.87%	49.88% - 53.75%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	1.20% - 1.79%	0.16% - 0.79%

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

The Company recorded share-based compensation for stock options as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations and comprehensive (loss) income location	2022	2021	2022	2021
	(in thousands)
Cost of goods sold	90	74	138	223
General and administrative	1,756	527	6,179	1,597
Sales and marketing	77	131	350	397
Total Share based compensation expense	$1,923	$732	$6,667	$2,217

The following is a summary of stock option activity:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Years)	Aggregate intrinsic value
Outstanding, January 1, 2022	2,973,895	$27.61	6.26	$—
Granted	864,051	21.56
Exercised	(120,512)	11.29
Forfeited	(427,764)	33.50
Outstanding, September 30, 2022	3,289,670	$25.85	5.72	$—
Exercisable, September 30, 2022	1,834,808	$24.66	4.22	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (yrs)	Aggregate intrinsic value
Outstanding, January 1, 2021	1,129,779	$11.72	4.01	$19.90
Granted	877,504	29.32
Exercised	(36,787)	11.52
Forfeited	—	—
Outstanding, September 30, 2021	1,970,496	$19.56	4.52	$8.43
Exercisable, September 30, 2021	517,672	$11.71	3.34	$15.20

As of September 30, 2022, there was approximately $6.5 million of unrecognized compensation cost related to nonvested stock option arrangements which is expected to be recognized over a weighted average period of 0.80 years.

Restricted Stock Units

Restricted stock units ("RSUs") represent a right to receive a single Subordinate Voting Share that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally vest ratably over a two-to-three-year period subject to continued employment through each anniversary. The fair value of RSUs is determined on the grant date and is amortized over the vesting period on a straight-line basis.

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

The following is a summary of RSU activity:

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2022	332,428	$26.86
Granted	821,800	21.51
Vested	(45,625)	22.85
Forfeited	(206,914)	23.32
Unvested balance as of September 30, 2022	901,689	$23.00

The Company recorded share-based compensation for RSUs as follows:

Statement of operations and comprehensive (loss) income location	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Cost of goods sold	302	761
General and administrative	2,011	6,463
Sales and marketing	56	668
Total Share based compensation expense	$2,369	$7,892

There was no share-based compensation expense related to RSUs during the three or nine months ended September 30, 2021.

As of September 30, 2022, there was approximately $12.5 million of total unrecognized compensation cost related to nonvested restricted stock units which is expected to be recognized over a weighted-average service period of 0.95 years.

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

The following table summarizes the activity related to warrants issued and outstanding to certain employees and directors of the Company for the nine-month period ending September 30, 2021. There were no outstanding warrants as of September 30, 2022 and December 31, 2021.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Years)
Outstanding, January 1, 2021	6,061,561	6.00	0.72
Granted	—	—	—
Exercised	(2,075,990)	6.00	—
Exchanged in cashless exercise	(413,057)
Cancelled	(3,572,514)	—	—
Outstanding, September 30, 2021	—	—	—

NOTE 16. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator	(in thousands, except share and per share amounts)
Net (loss) income from continuing operation	$(77,007)	$18,616	$(129,246)	$89,574
Less: Net loss and comprehensive loss attributable to non-controlling interest	(518)	—	(2,555)	—
Net (loss) income from continuing operations available to common shareholders of Trulieve Cannabis Corp.	(76,489)	18,616	(126,691)	89,574
Net loss from discontinued operations	(38,065)	—	(42,329)	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders of Trulieve Cannabis Corp.	$(114,554)	$18,616	$(169,020)	$89,574
Denominator
Weighted average number of common shares outstanding	188,597,094	128,146,298	187,549,359	122,983,729
Dilutive effect of securities	—	8,762,968	—	7,943,354
Diluted weighted average number of common shares outstanding	188,597,094	136,909,266	187,549,359	130,927,083
Loss per Share - Continuing operations
Basic (loss) earnings per share	$(0.41)	$0.15	$(0.68)	$0.73
Diluted (loss) earnings per share	$(0.41)	$0.14	$(0.68)	$0.68
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.20)	$—	$(0.23)	$—

For the three months ended September 30, 2022 and 2021, the Company excluded 4,958,851 and 877,508 of potentially dilutive instruments for the dilutive calculation as the Company is in a net loss position, respectively. For the nine months ended September 30, 2022 and 2021, the Company excluded 6,053,611 and 292,503 of potentially dilutive instruments from the dilutive calculation as the Company is in a net loss position, respectively.

As of September 30, 2022, there are approximately 185.9 million issued and outstanding shares which excludes approximately 2.9 million fully vested RSUs which are not contractually issuable until 2024.

NOTE 17. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
(Loss) Income before provision for income taxes	$(48,808)	$60,219	$(12,504)	$194,828
Provision for income taxes	28,199	41,603	116,742	105,254
Effective tax rate	58%	69%	934%	54%

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as the Company believes this is the best estimate for the annual estimated effective tax rate.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits was approximately $44.9 million as of September 30, 2022 and December 31, 2021, respectively, which is recorded in deferred tax liabilities and other long-term liabilities in the condensed consolidated balance sheets.

NOTE 18. DISCONTINUED OPERATIONS

In July 2022, the Company approved the exit of the Nevada operations. This represents a strategic shift in the Company's operations and therefore is classified as discontinued operations as of September 30, 2022. Immaterial wind-down activities are expected to continue in the near term. The Nevada operations were acquired on October 1, 2021, and therefore, there are no discontinued operations for the comparable prior year periods.

As of September 30, 2022, the assets and liabilities associated with discontinued operations consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Assets associated with discontinued operations
Deferred tax asset	$3,750	$—
Income tax receivable	1,734	474
Other assets	690	672
Inventories, net	403	2,245
Accounts receivable, net	333	291
Cash	219	561
Prepaids and other current assets	149	44
Property and equipment, net	63	503
Intangible assets, net	—	36,742
Right of use assets - operating, net	—	14,250
Total assets associated with discontinued operations	$7,341	$55,782

Liabilities associated with discontinued operations
Operating lease liabilities	$14,552	$14,380
Accounts payable and accrued liabilities	413	272
Deferred tax liabilities	—	9,429
Total liabilities associated with discontinued operations	$14,965	$24,081

The following table summarizes the Company's loss from discontinued operations for the three and nine months ended September 30, 2022. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(in thousands)
Revenues, net of discounts	$591	$2,403
Cost of goods sold	1,887	7,696
Gross margin	(1,296)	(5,293)
Expenses:
Operating expenses	711	2,492
Impairment and disposal of long-lived assets, net	49,069	49,069
Total Expenses	49,780	51,561
Loss from operations	(51,076)	(56,854)
Other income:
Other income, net	30	86
Total other income	30	86
Loss before provision for income taxes	(51,046)	(56,768)
Income tax benefit	12,981	14,439
Net loss from discontinued operations	$(38,065)	$(42,329)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. There were no discontinued operations as of September 30, 2021. Accordingly, the condensed consolidated statements of cash flows include the results of continuing and discontinued operations for the nine months ended September 30, 2022.

The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, loss on impairment of long-lived assets, and capital expenditures of discontinued operations for the nine months ended September 30, 2022.

Nine Months Ended September 30, 2022
(in thousands)
Depreciation	$27
Amortization	$2,377
Loss on impairment of long-lived assets	$49,069
Purchases of property plant and equipment	$259

NOTE 19. Variable Interest Entities

The Company through its acquisition of Harvest and through the acquired Harvest subsidiaries has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states. The Company determined these entities to be VIEs due to the financial relationship and as the Company is the primary beneficiary as of September 30, 2022, and December 31, 2021. The Company holds varying ownership interests in these entities and in certain cases may not directly hold ownership in the entities but holds a significant interest through an agent. The Company's VIEs are not material to the consolidated financial position or operations as of September 30, 2022, or for the three or nine-month period ended September 30, 2022, or as of December 31, 2021. The Company did not have any VIEs prior to the acquisition of Harvest in October 2021.

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

The following table presents the summarized assets and liabilities of the Company’s VIEs in which the Company does not hold a majority interest as of September 30, 2022 and December 31, 2021. The assets and liabilities in the table below include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that eliminate in consolidation as included in the condensed consolidated balance sheets.

	September 30, 2022	December 31, 2021
	(in thousands)
Current assets:
Cash and cash equivalents	$3,264	$1,241
Accounts receivable, net	494	905
Inventories, net	6,428	2,451
Prepaids and other current assets	35	313
Total current assets	10,221	4,910
Property and equipment, net	6,938	8,335
Intangible assets, net	16,416	17,735
Other assets	79	544
Total assets	$33,654	$31,524
Current liabilities:
Accounts payable and accrued liabilities	$1,570	$828
Notes payable - current portion	—	1,170
Income tax payable	2,323	522
Total current liabilities	3,893	2,520
Notes payable	1,080	1,061
Deferred tax liabilities	4,131	4,479
Other long-term liabilities	618	—
Total liabilities	$9,722	$8,060

In the first quarter of 2022, the Company divested of its minority ownership interest in one of its VIEs and received cash of $1.6 million and recorded an insignificant loss on the divestment which is recorded in impairment and disposal of non-operating assets, net in the condensed consolidated statement of operations and comprehensive (loss) income for the nine months ended September 30, 2022. As of September 30, 2022, the Company is no longer the primary beneficiary of this VIE and the VIE is no longer consolidated in the Company's condensed consolidated financial statements.

NOTE 20. RELATED PARTIES

The Company had raised funds by issuing notes to various related parties including directors, officers, and shareholders. The related party notes were paid off in full in November 2021. The balance of related party notes was zero as of December 31, 2021, and September 30, 2022, respectively. The Company incurred interest expense for the three and nine months ended September 30, 2021 of $0.4 million and $1.1 million, respectively on the related party notes.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the Board of Directors of the Company, was a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. As of January 1, 2022, the Supplier is no longer a related party of the Company. The Supplier is responsible for the construction of the Company’s cultivation and processing facilities, and provides labor, materials, and equipment on a cost-plus basis. For the nine months ended September 30, 2021, property and equipment purchases totaled $119.6 million. As of December 31, 2021, $11.4 million of related party property and equipment purchases was included in accounts payable in the condensed consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier are reviewed by the office of the Company’s Chief Legal Officer.

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

As of September 30, 2022, and December 31, 2021, under ASC 842, the Company had the following related party leases in the condensed consolidated balance sheets:

	As of September 30, 2022	As of December 31, 2021
	Operating	Operating	Finance
	(in thousands)
Right-of-use assets, net	$847	$2,082	$2,009
Lease liabilities:
Lease liabilities - current portion	$109	$418	$215
Lease liabilities	781	1,862	2,127
Total related parties lease liabilities	$890	$2,280	$2,342

Expenses recognized for related party leases was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2021, respectively.

NOTE 21. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Retail	$283,635	$204,108	$872,810	$587,957
Wholesale, licensing, and other	17,158	19,984	64,802	45,080
Revenues, net of discounts	$300,793	$224,092	$937,612	$633,037

NOTE 22. COMMITMENTS AND CONTINGENCIES

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

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations and comprehensive (loss) income. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which the Company believes a loss may be probable and the loss is estimable. As of September 30, 2022 and December 31, 2021, there was $11.4 million and $8.8 million included in contingent liabilities in the condensed consolidated balance sheets related to pending litigation, respectively. As of September 30, 2022 and December 31, 2021, $1.6 million and $2.3 million was included in contingent liabilities in the condensed consolidated balance sheets for estimates related to various sales tax matters, respectively. As of September 30, 2022, the Company recorded $12.6 million in liabilities related to potential earn-outs on the Watkins acquisition, that were determined to be probable and estimable as of September 30, 2022, included in contingent liabilities in the condensed consolidated balance sheets. As of December 31, 2021, there was $1.9 million of other contingencies recorded in contingent liabilities in the condensed consolidated balance sheets.

Regulatory Compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties, and other sanctions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," "the Company," "we," or "our") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "Form 10-K"). There have been no material changes as of September 30, 2022 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.

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

Overview

We are a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in twelve states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona and Pennsylvania. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail, and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All states in which we operate have adopted legislation to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, only Arizona, California, Colorado, Connecticut, Massachusetts, and Nevada have adopted legislation permitting commercialization of adult-use cannabis products. The Company discontinued its operations in Nevada during the third quarter of 2022. As previously disclosed, on October 1, 2021, we completed our previously announced acquisition of Harvest Health & Recreation Inc. (“Harvest”) and, as a result of the acquisition, our operations have expanded significantly effective as of such date. As of September 30, 2022, we operated 176 dispensaries, with 120 dispensaries in Florida, 19 affiliated dispensaries in Pennsylvania, 19 dispensaries in Arizona, three dispensaries in California, three dispensaries in Maryland, three dispensaries in Massachusetts, eight dispensaries in West Virginia and one dispensary in Connecticut, and we operated cultivation and processing facilities in Arizona, Colorado, Florida, Georgia, Maryland, Massachusetts, Pennsylvania, and West Virginia.

As of September 30, 2022, we employed over 8,000 people, and we are committed to providing patients and adult use consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations. As of September 30, 2022, the majority of our revenue was generated from the sale of cannabis products in the State of Florida and to a lesser extent Arizona and the Commonwealth of Pennsylvania. To date, our operations in our California, Connecticut, Colorado, Georgia, Maryland, Massachusetts, Nevada, and West Virginia, have not been material to our business.

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

Southeast Hub

Our southeast hub operations are anchored by our cornerstone market of Florida. Trulieve was the first licensed operator in the medical market in Florida with initial sales in 2016. Publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve has the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state as of December 31, 2021 and September 30, 2022. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery.

As of September 30, 2022, Trulieve operated cultivation and processing facilities across eight sites and 120 retail dispensaries throughout the state. In accordance with Florida law, Trulieve grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures. In furtherance of our customer-first focus, we have developed a suite of Trulieve branded products, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives customers the ability to select the product that consistently delivers the desired effect and in their preferred method of delivery.

In Georgia, Trulieve GA holds one of two Class 1 Production Licenses in the state and is permitted to cultivate cannabis for the manufacture and sale of low tetrahydrocannabinol, or THC oil.

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

We operate three medical dispensaries in Maryland and conduct wholesale sales supported by cultivation and processing in Hancock, Maryland. As of September 30, 2022, we operate three retail dispensaries in Massachusetts, serving medical and adult use customers in Northampton and adult use customers in Worcester and Framingham. Our retail operations are supported by cultivation and manufacturing operations in Holyoke. We commenced wholesale sales in September 2021. Trulieve was the first to offer sales of clones supporting home grow for residents in the Massachusetts market in August 2021.

We operate a medical cannabis dispensary located in Bristol, Connecticut. Under Connecticut’s adult-use cannabis legislation, which was enacted July 1, 2021, Trulieve can seek regulatory approval to expand sales at this dispensary to include adult use sales.

We operate eight dispensaries in West Virginia, supported by cultivation and processing operations in Huntington, West Virginia. As of September 30, 2022, Trulieve has been awarded and has acquired permits to operate up to a total of ten dispensaries in West Virginia.

Southwest Hub

Our southwest hub operations are anchored by our cornerstone market of Arizona. In Arizona, Trulieve holds a market-leading retail position with 19 dispensaries and six cultivation and/or processing sites as of September 30, 2022, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products. We also serve medical and adult use customers in California. Trulieve conducts wholesale operations in Arizona and Colorado serving the medical and adult use markets in each state.

Recent Developments

None.

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Revenues, net of discounts	$300,793	$224,092	34%	$937,612	$633,037	48%

Revenue for the three months ended September 30, 2022 increased by 34% or $76.7 million as compared to the three months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 increased by 48% or $304.6 million as compared to the nine months ended September 30, 2021. The increase in revenue is the result of an increase in organic growth in retail sales due to an increase in products available for purchase and overall patient count, increased retail locations, as well as expansion of the wholesale business. During the period the Company made acquisitions such as Harvest and Keystone Shops, expanded business into new states such as Massachusetts and West Virginia, and opened additional dispensaries in existing markets such as Florida, all of which contributed to the increase in revenue.

Cost of Goods Sold

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Cost of goods sold	$132,760	$70,147	89%	$405,278	$199,345	103%
% of total revenues	44%	31%		43%	31%

Cost of goods sold for the three months ended September 30, 2022 increased by 89% or $62.6 million as compared to the three months ended September 30, 2021. Cost of goods sold for the nine months ended September 30, 2022 increased by 103% or $205.9 million as compared to the nine months ended September 30, 2021. Cost of goods sold increased due to expansion of the business and increased revenue. Cost of goods sold as a percentage of revenue increased in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. This increase was primarily due to increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Gross profit	$168,033	$153,945	9%	$532,334	$433,692	23%
% of total revenues	56%	69%		57%	69%

Gross profit for the three months ended September 30, 2022 increased by 9% or $14.1 million as compared to the three months ended September 30, 2021. Gross profit for the nine months ended September 30, 2022 increased by 23% or $98.6 million as compared to the nine months ended September 30, 2021. Gross profit as a percentage of revenue decreased due to increased wholesale business, which is generally lower margin than retail sales, increased depreciation related to capital expenditures to support business growth, new production facilities in where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Sales and Marketing Expense

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Sales and marketing expense	$75,915	$51,724	47%	$224,026	$142,858	57%
% of total revenues	25%	23%		24%	23%

Sales and marketing expense for the three months ended September 30, 2022 increased by 47% or $24.2 million as compared to the three months ended September 30, 2021. Sales and marketing expense for the nine months ended September 30, 2022 increased by 57% or $81.2 million as compared to the nine months ended September 30, 2021. The increase in sales and marketing expense is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year. Another factor in the increase in sales and marketing expenses is $5.3 million and $12.6 million related to the accrual of earn-outs related to the Watkins acquisition for the three and nine months ended September 30, 2022, respectively.

General and Administrative Expense

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
General and administrative expense	$37,646	$28,223	33%	$104,840	$55,874	88%
% of total revenues	13%	13%		11%	9%

General and administrative expense for the three months ended September 30, 2022 increased by 33% or $9.4 million as compared to the three months ended September 30, 2021. General and administrative expenses for the nine months ended September 30, 2022 increased by 88% or $49.0 million as compared to the nine months ended September 30, 2021. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, continued acquisitions resulting in additional transaction and integration costs and increased go-forward compliance costs, as well as $10.0 million contributed to the Smart and Safe Florida campaign during the third quarter of 2022.

Depreciation and Amortization Expense

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Depreciation and amortization expense	$30,190	$7,728	291%	$88,645	$19,829	347%
% of total revenues	10%	3%		9%	3%

Depreciation and amortization expense for the three months ended September 30, 2022 increased by 291% or $22.5 million as compared to the three months ended September 30, 2021. Depreciation and amortization expense for the nine months ended September 30, 2022 increased by 347% or $68.8 million as compared to the nine months ended September 30, 2021. The overall increase in depreciation and amortization expense was due to acquired facilities and intangible assets and investment in infrastructure for additional dispensaries and cultivation facilities.

Impairment and Disposal of Long-lived Assets, Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Impairment and disposal of long-lived assets, net	$52,035	$(5)	>1000%	$70,151	$(5)	>1000%
% of total revenues	17%	—		7%	—

Impairment and disposal of long-lived assets, net for the three months ended September 30, 2022 increased by $52.0 million as compared to a nominal amount for the three months ended September 30, 2021. Impairment and disposal of long-lived assets, net for the nine months ended September 30, 2022 increased by $70.2 million as compared to a nominal amount for the nine months ended September 30, 2021. The increase in the current periods is primarily due to exited facilities and the repositioning of assets, primarily in our southeast hub.

Total Other Expense, Net

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Total other expense, net	$21,055	$6,056	248%	$57,176	$20,308	182%
% of total revenues	7%	3%		6%	3%

Total other expense, net for the three months ended September 30, 2022 increased by 248% or $15.0 million as compared to the three months ended September 30, 2021. Total other expense, net for the nine months ended September 30, 2022 increased by 182% or $36.9 million as compared to the nine months ended September 30, 2021. The increase in both periods is primarily the result of an increase in interest expense related to additional finance leases and private placement notes to support business growth and loss on disposal of non-operational assets.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	September 30,		Change	September 30,		Change
	2022	2021	%	2022	2021	%
	(in thousands)			(in thousands)
Provision for income taxes	$28,199	$41,603	-32%	$116,742	$105,254	11%

Income tax expense for the three months ended September 30, 2022, decreased by 32% or $13.4 million as compared to the three months ended September 30, 2021. Income tax expense for the nine months ended September 30, 2022, increased by 11% or $11.5 million as compared to the nine months ended September 30, 2021. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax. During the third quarter of the 2022, the Company adopted a more favorable tax position with respect to intercompany management fees based on an IRS position taken in audit of a similar businesses. This reduced tax expense in the quarter as compared to prior periods. For the nine-month period the increase in income tax expense is primarily due to the increase in gross profit as a result of increased revenue, partially offset by the more favorable tax position on intercompany management fees.

Net (Loss) Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Net (loss) income from continuing operations	$(77,007)	$18,616	-514%	$(129,246)	$89,574	-244%
Net (loss) income from discontinued operations, net of taxes	(38,065)	—	100%	(42,329)	—	100%
Net (loss) income	$(115,072)	$18,616	-718%	$(171,575)	$89,574	-292%
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(518)	—	100%	(2,555)	—	100%
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(114,554)	$18,616	-715%	$(169,020)	$89,574	-289%

Net loss and comprehensive loss attributable to common shareholders for the three months ended September 30, 2022 was $114.6 million a decrease of $133.2 million, from net income of $18.6 million for the three months ended September 30, 2021. Net loss and comprehensive loss attributable to common shareholders for the nine months ended September 30, 2022 was $169.0 million, a decrease of $258.6 million from net income of $89.6 million for the nine months ended September 30, 2021. The decrease was driven primarily by lower gross margin, increased sales and marketing and general and administrative costs related to the expanded organization, losses on disposal of long-lived assets, increased other expense, increased tax expense, and loss from discontinued operations.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, loans from affiliates and entities controlled by our affiliates, third-party debt, and proceeds from the sale of our capital stock. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and long term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds. Cash and cash equivalents were $114.5 million as of September 30, 2022.

We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the report issuance date through at least the next twelve months.

Our primary uses of cash are for working capital requirements, capital expenditures and debt service payments. Additionally, from time to time, we may use capital for acquisitions and other investing and financing activities. Working capital is used principally for our personnel and costs related to the growth, manufacture, and production of our products. Our capital expenditures consist primarily of additional facilities and dispensaries and improvements in existing facilities.

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

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the nine months ended September 30, 2022. There were no discontinued operations as of September 30, 2021.

The following table highlights our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(31,914)	$75,080
Net cash used in investing activities	(179,003)	(237,642)
Net cash provided by financing activities	91,945	229,423
Net (decrease) increase in cash and cash equivalents	(118,972)	66,861
Cash, cash equivalents, and restricted cash, beginning of period	233,098	146,713
Cash, cash equivalents, and restricted cash, end of period	$114,468	$213,574

Cash Flow from Operating Activities

Net cash used in operating activities was $31.9 million for the nine months ended September 30, 2022, a decrease of $107.0 million as compared to $75.1 million net cash provided by operating activities during the nine months ended September 30, 2021. This is primarily due to the current net loss versus the prior year net income, increases in net working capital requirements, mainly inventory, and income tax payments made in the second and third quarter of 2022.

Cash Flow from Investing Activities

Net cash used in investing activities was $179.0 million for the nine months ended September 30, 2022, a decrease of $58.6 million, compared to the $237.6 million net cash used in investing activities for the nine months ended September 30, 2021. The primary use of cash in both periods was the purchase of property and equipment, with the prior period having significantly more purchases of property and equipment.

Cash Flow from Financing Activities

Net cash provided by financing activities was $91.9 million for the nine months ended September 30, 2022, a decrease of $137.5 million, compared to the $229.4 million net cash provided by financing activities for the nine months ended September 30, 2021. The decrease was primarily due to proceeds from shares issued pursuant to private placement in 2021 with the decrease partially offset by the net proceeds from private placement notes which closed in the first quarter of 2022.

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

Private Placement Note Liabilities - Secured Promissory Notes

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche One") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche Two") for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. These notes are collectively referred to as the "2026 Notes".

The 2026 Notes bear interest at a rate of 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026 and may be redeemed in whole or in part, at any time from time to time, on or after October 6, 2023 at the applicable redemption price set forth in the trust indenture dated as of June 18, 2019 (the “Base Indenture”), as supplemented by a supplemental trust indenture dated as of October 6, 2021 (the “Supplemental Indenture” and, the Base Indenture as supplemented by the Supplemental Indenture, the “Indenture”), by and between the Company and Odyssey Trust Company, as trustee. The Company used a portion of the net proceeds to redeem certain outstanding indebtedness of Harvest and for capital expenditures and other general corporate purposes. The Indenture governing the Notes contains covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to, among other things, declare or pay dividends or make certain other payments; purchase, redeem or otherwise acquire or retire for value any equity interests or otherwise make any restricted payments; conduct certain asset sales or consolidate, merge or transfer all or substantially all of the assets of the Company and its subsidiaries on a consolidated basis; make certain restricted investments, incur certain indebtedness or grant certain liens, or enter into certain affiliate transactions. These covenants are subject to a number of other limitations and exceptions as set forth in the Indenture.

Balance Sheet Exposure

As of September 30, 2022, the entirety of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2021 Form 10-K.

Contractual Obligations

As of September 30, 2022, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Accounts payable and accrued liabilities	$87,773	$—	$—	$—	$87,773
Notes payable	$4,823	$695	$8	$7,239	$12,765
Private placement notes	$—	$130,000	$425,000	$—	$555,000
Operating lease liabilities	$21,434	$41,287	$39,417	$79,479	$181,617
Finance lease liabilities	$15,447	$29,446	$25,588	$48,456	$118,937
Construction finance liabilities	$23,331	$47,725	$49,382	$409,802	$530,240
Total	$152,808	$249,153	$539,395	$544,976	$1,486,332

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with

GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as inventory step-up for fair value adjustments in purchase accounting, integration and transition costs, acquisition and transaction costs, other non-recurring costs such as contributions to specific initiative campaigns (such as Smart and Safe Florida), expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as variable interest entities ("VIEs") but not legally controlled and operated by the Company, discontinued operations, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. Adjusted EBITDA for the period ended September 30, 2021, has been adjusted to reflect this current definition. Additionally, certain reclassifications have been made to Adjusted EBITDA for prior periods to conform to the current period presentation.

Trulieve reports Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measure noted above is a metric that has been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

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

Adjusted EBITDA

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Adjusted EBITDA	$98,764	$98,034	1%	$315,482	$283,702	11%

Adjusted EBITDA for the three months ended September 30, 2022 increased by 1% as compared to the three months ended September 30, 2021. Adjusted EBITDA for the nine months ended September 30, 2022 increased by 11% or $31.8 million as compared to the nine months ended September 30, 2021. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(114,554)	$18,616	$(169,020)	$89,574
Add impact of:
Interest expense	19,264	6,145	56,815	20,693
Provision for income taxes	28,199	41,603	116,742	105,254
Depreciation and amortization	30,190	7,728	88,645	19,829
Depreciation included in cost of goods sold	14,610	5,709	39,092	14,396
EBITDA	(22,291)	79,801	132,274	249,746
Impairment and disposal of long-lived assets, net	52,035	—	70,151	—
Discontinued operations	38,065	—	42,329	—
Acquisition and transaction costs	6,961	11,114	17,227	14,335
Integration and transition costs	6,719	838	17,122	2,725
Other non-recurring costs	1,869	235	11,557	1,622
Share-based compensation and related premiums	4,292	4,922	14,559	6,407
Legislative campaign contributions	10,000	—	10,000	—
Impairment and disposal of non-operating assets, net	2,604	—	6,004	—
Inventory step up, fair value	—	710	1,048	3,238
COVID related expenses	199	503	796	6,014
Other income (expense), net	(448)	(89)	(3,016)	(385)
Change in fair value of derivative liabilities - warrants	(365)	—	(2,627)	—
Results of entities not legally controlled	(876)	—	(1,942)	—
Total adjustments	121,055	18,233	183,208	33,956
Adjusted EBITDA	$98,764	$98,034	$315,482	$283,702

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

Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Our Chief Executive Officer and Chief Financial Officer have concluded that we did not maintain effective disclosure controls and procedures due to a material weakness in our internal control over financial reporting, as further described below.

We concluded that a certain material weakness in our internal control over financial reporting is still present as of September 30, 2022. The material weaknesses present is that the primary user access controls and program change management controls over information technology systems were not effectively designed or implemented to ensure appropriate authorization and segregation of duties.

Although a material misstatement was not identified in the Company’s financial statements, it was determined that there was a reasonable possibility that a material misstatement in the Company’s financial statements would not have been prevented or detected on a timely basis.

We are in the process of implementing actions to improve our internal control over financial reporting toward the remediation of the control deficiencies resulting in this material weakness. As of September 30, 2022, the Company has completed the following remediation efforts.

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

While significant progress has been made to remedy the material weakness specific to information technology systems, we find the material weakness will not be considered remediated until these remediation efforts have been fully implemented and we have concluded the controls are operating effectively.

Management’s Remediation Measures

We previously identified and disclosed a material weakness in internal control as described in Item 9A. Controls and Procedures in the 2021 Annual Report on Form 10-K, filed with the SEC on March 30, 2022. This material weakness was due to the control environment component of internal control where we did not maintain a sufficient complement of personnel with the appropriate level of knowledge, experience, and training in certain areas important to financial reporting. In response to this identified material weakness, management, with the oversight of the Audit Committee of the Board of Directors, has successfully completed a remediation plan addressing the previously disclosed material weakness.

•
Added additional positions including Chief Accounting Officer (“CAO”), Executive Director of Financial Reporting, Director of Technical Accounting, Tax Director, and Assistant Corporate and Regional Controllers, among others, to provide enhanced oversight and technical experience in certain areas important to financial reporting.
•
Engaged third party experts to assist management in assessing current processes and designing improved processes and controls for the consolidated Company.
•
Reviewed business processes surrounding leases, acquisitions, and other complex financial reporting areas to identify and implement enhanced procedures related to internal controls.

As a result of the actions implemented above, in combination with the results of our testing over the design and operating effectiveness of the newly designed and implemented controls, our management has concluded the previously identified material weakness over financial reporting has been remediated as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting

Other than the remediation measures discussed above, there have been no changes in internal controls over financial reporting during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2021 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

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

TRULIEVE CANNABIS CORP.

Date: November 9, 2022	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2022	By:	/s/ Rebecca Young
Rebecca Young Chief Accounting Officer
(Principal Accounting Officer)