Form 10-K/A
period 2021-12-31
Trulieve Cannabis Corp.
filed 2023-03-08
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Paragraph

This amendment No. 1 on Form 10-K/A (the “Amendment”) amends Trulieve Cannabis Corp.’s (the “Company’) Annual Report on Form 10-K for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission on March 30, 2022 (the ‘Original Filing’). The Company is filing this Amendment solely to include an additional paragraph in the opinion of its independent auditor, Marcum LLP, describing their procedures performed in auditing the adjustments related to the change in accounting principle and the revision of previously issued financial statements, as described in Note 2 to the consolidated financial statements and their opinion on the appropriateness and proper adjustments related to such. Under the new principle, tax basis is determined by applying the relevant tax laws, whereas previously, tax basis was determined by the future deductibility of the recovery or settlement.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, and included these files in Item 15 Exhibits 31. We have also updated our XBRL information to be based on the 2022 taxonomy. In addition, new consents of Marcum LLP and MNP LLP have been included in Item 15 Exhibits 23.1 and 23.2.

No other changes were made to the Original Filing. Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update any of the financial or other disclosures as presented in the Original Filing. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

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

31.1+

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed the SEC on March 30, 2022 (File No. 000-56248)).

31.2+

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed the SEC on March 30, 2022 (File No. 000-56248)).

31.3+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Appendix A (Licenses and Permits)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

+ Filed herein.

‡ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: March 7, 2023	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer

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

We also audited the adjustments described in Note 2 that were applied to revise the 2020 financial statements and reflect the change in accounting principle related to accounting for income taxes. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2020 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or other form of assurance on the 2020 financial statements taken as a whole.

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. INCOME TAXES

The Company is treated as a United States corporation for US federal income tax purposes under IRC Section 7874 and is subject to US federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “ITA”) for Canadian income tax purposes. As a result, the Corporation is subject to taxation both in Canada and the United States.

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which we believe a loss may be probable and the loss is estimable. As of December 31, 2021, and 2020, $8.8 million and $0.7 million was included in contingent liabilities in the consolidated balance sheets related to pending litigation. The Company also recorded accruals related to sales tax audits or inquiries which were acquired through the Harvest acquisition. As of December 31, 2021, $2.3 million and was included in contingent liabilities in the consolidated balance sheet for estimates related to various sales tax matters. The Company also has amounts related to vendor disputes and various other matters which are probable and estimable but not known included in contingent liabilities in the consolidated balance sheet.

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