Form 10-K
period 2022-12-31
Trulieve Cannabis Corp.
filed 2023-03-08
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $1,583,303,238.

As of March 1, 2023, there were 341 Subordinate Voting Shares, 14 Multiple Voting Shares (on an as converted basis) and zero Super Voting Shares (on an as converted basis) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”). The 2023 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2022, the end of the registrant’s fiscal year.

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

Use of Names

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “our,” “Company,” “Corporation” or “Trulieve” refer to Trulieve Cannabis Corp. together with its owned subsidiaries and indirectly owned subsidiaries in which we consolidate.

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

Trulieve is a vertically integrated cannabis company and multi-state operator which currently directly holds licenses to operate in eleven states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona, Pennsylvania, and West Virginia. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the major markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, California, Colorado, Connecticut, Maryland, and Massachusetts, have already or are in the process of developing and launching programs permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered into managed service agreements in the states in which they operate.

As of December 31, 2022, the Company operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	123	7
Arizona	20	6
Pennsylvania	19	3
West Virginia	9	1
Maryland	3	1
Massachusetts	3	1
California	3	—
Connecticut	1	—
Colorado	—	1
Georgia	—	1
Total	181	21

As of December 31, 2022, we employed over 7,600 people and we are committed to providing patients and adult consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations.

Our business and operations center around the Trulieve brand philosophy of “Customers First” which permeates our culture beginning with high-quality and efficient cultivation and manufacturing practices. We focus on the consumer experience at Trulieve branded and affiliated retail locations, our in-house call center and at customer residences through a robust home delivery program. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain, which mitigates third-party risks and allows us to completely control product quality and brand experience. We believe that this is contributive to high customer retention and brand loyalty. We successfully operate our core business functions of cultivation, production and distribution at scale, and are skilled at rapidly increasing capacity without interruption to existing operations.

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

Southeast Hub

Our Southeast hub operations are anchored by our cornerstone market of Florida. Trulieve was the first licensed operator in the medical market in Florida with initial sales in 2016. Publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve has the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state as of December 31, 2022. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery.

In accordance with Florida law, Trulieve grows all of its cannabis in secure enclosed indoor facilities and greenhouse structures. In furtherance of our customer-first focus, we have developed a suite of Trulieve branded products, including flower, edibles, vaporizer cartridges, concentrates, topicals, capsules, tinctures, dissolvable powders, and nasal sprays. This wide variety of products gives customers the ability to select product(s) that consistently deliver the desired effect and in their preferred method of delivery. These products are delivered to customers statewide in Trulieve-branded retail stores and by home delivery.

In Georgia, Trulieve GA holds one of two Class 1 Production Licenses in the state and is permitted to cultivate cannabis for the manufacture and sale of low tetrahydrocannabinol, or THC oil. Production facilities are active, producing cannabis oil via hydrocarbon extraction. Dispensaries have been constructed to serve the patients of Georgia, and are ready to open once regulations are finalized.

Northeast Hub

Our Northeast hub operations are anchored by our cornerstone market of Pennsylvania. We conduct cultivation, processing, and retail operations through direct and indirect subsidiaries with permits for retail operations and grower/processor operations in Pennsylvania. These subsidiaries operate cultivation and processing facilities in Carmichael, McKeesport, and Reading, Pennsylvania to support our affiliated network of retail dispensaries and wholesale distribution network across the state.

We operate three medical dispensaries and conduct wholesale sales supported by cultivation and processing in Hancock, Maryland.

We operate three retail dispensaries in Massachusetts, serving medical patients and adult use customers in Northampton and adult use customers in Framingham and Worcester. Our retail operations are supported by cultivation and manufacturing operations in Holyoke. We commenced wholesale sales in September 2021. Trulieve was the first to offer sales of clones supporting home grow for residents in the Massachusetts market in August 2021.

We operate a medical cannabis dispensary located in Bristol, Connecticut. In February 2023 we obtained a hybrid license and began adult-use cannabis sales in the state.

We operate nine medical dispensaries in West Virginia, supported by cultivation and processing operations in Huntington, West Virginia.

Southwest Hub

Our southwest hub operations are anchored by our cornerstone market of Arizona. In Arizona, Trulieve holds a market-leading retail position with twenty dispensaries, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products, in addition to sales in the wholesale channel. We also serve medical and adult use customers in California. Trulieve conducts wholesale operations in Colorado, serving the medical and adult use markets.

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

In our cornerstone market of Florida, Trulieve cultivates, processes, and manufactures all cannabis products sold in our Florida dispensaries. In other markets including Arizona, Maryland, Massachusetts, Pennsylvania, and West Virginia, we have achieved varying percentages of vertical integration with cultivation and processing operations to support our retail and wholesale businesses. Trulieve employs an in-house quality team as well as testing laboratories, both of which allow us to control quality in all aspects of our business while operating at scale.

We utilize various extraction techniques including super critical ethanol extraction, carbon dioxide extraction, hydrocarbon extraction, and mechanical separation. We have invested in light hydrocarbon extraction processes, allowing for concentrates that preserve the natural ratios of cannabinoids, terpenes, and other target compounds to better replicate the flower experience. Light hydrocarbon extraction also offers the benefit of greater extraction yields in many cases. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals and vapes featuring cannabinoids.

Marketing and Community Outreach

Trulieve’s marketing strategies are developed to maximize the unique opportunities of the markets in which we operate. In medical markets, our marketing efforts are centered around education and outreach for physicians and medical patients. Our educational materials are designed to help physicians understand cannabinoid science, the high standards pursuant to which our plants are cultivated, the processes required for regulatory compliance, and how our products provide relief for their patients. Our dedicated physician education team delivers in-person outreach to hundreds of physicians each month as well as immediate phone support through a dedicated physician education team member in our call center. Patients primarily learn about us through their physicians, patient-centric community events, and digital marketing. We participate in outreach and community events on a monthly basis. An engaged audience is captured through our digital content marketing and via multiple popular social media platforms.

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

We have also developed relationships with brand partners that allow for the sale of partner branded products in select markets and retail locations. Brand partnerships include arrangements with Bellamy Brothers, Bhang, Binske, Black Tuna, Blue River, Connected, DeLisioso, Khalifa Kush, Love’s Oven, Miami Mango, Moxie, SLANG, and Sunshine Cannabis.

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

As part of our customer centric approach, in select markets we offer various purchase options, including phone ordering, online ordering, home delivery, and in store. We understand each consumer has unique communication preferences and capabilities. As such, we engage with customers and physicians through a variety of methods including email, text, social media and online chat. In all markets, we engage with various communities who may benefit, such as veterans, seniors, organizations that serve qualifying populations, and various health and wellness groups. Search engine optimization of our website also captures potential customers researching the benefits of medical cannabis, which offers another pathway to informative materials about therapeutic uses of cannabis, our products and how to legally access them.

Recent Developments

On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the “2026 Notes”) for aggregate gross proceeds of $76.9 million. The 2026 Notes bear interest at a rate of 8% per annum, payable semi-annually in equal installments until the maturity date, unless earlier redeemed or repurchased. The 2026 Notes mature on October 6, 2026, and may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price set forth in the agreement.

On February 14, 2022, the Company completed an acquisition whereby Trulieve acquired a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona (“Watkins”). Total consideration was $27.5 million consisting of cash.

In July 2022, the Company discontinued operations in Nevada. This action represented a strategic shift in our business and therefore, the related assets and liabilities associated with the Nevada operations are classified as discontinued operations on our consolidated balance sheets and the results of the Nevada operations have been presented as discontinued operations within our consolidated statements of operations and comprehensive (loss) income for all periods presented. While we have classified the operations as discontinued, we still hold a license to operate in the state as of December 31, 2022. See Note 18 - Discontinued Operations to this Annual Report on Form 10-K for further details.

On December 21, 2022, a wholly-owned subsidiary of the Company entered into a loan agreement with Valley National Bank, as agent, and the lenders named therein, for a commercial loan of $71.5 million, which accrues interest at a floating rate of SOFR plus 3.00%, per annum, maturing on December 21, 2027. In connection with the closing of the $71.5 million, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 23 - Derivative Financial Instruments to this Annual Report on Form 10-K for further details. The loan is secured by a mortgage on certain real properties located in Florida.

On December 22, 2022, a wholly-owned subsidiary of the Company entered into a loan agreement with Blue Ridge Bank for a commercial loan of $18.9 million, which accrues interest at a rate of 7.3% per annum, maturing on December 22, 2032.

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

Our strategic priorities include the following:

•
Deliver exceptional customer experiences
•
Expand distribution of branded product through branded retail
•
Focus on cash generation and preservation
•
Invest in infrastructure and technology platforms to support future growth

Trulieve Leases

We own or lease our facility locations including cultivation, processing, retail and corporate office locations. We do not have any one lease representing over 10% of our consolidated leasing costs and, as a result, do not consider any of our leases to be material. In Florida, we have 123 operational dispensaries, of which 122 are leased, and we have seven cultivation, manufacturing and distribution facilities, of which one is entirely leased and a portion of one other facility is the subject of a lease. In Arizona, we have 20 operational dispensaries, of which 16 are leased, and we have six cultivation, manufacturing, and distribution facilities, of which 4 are leased. In California, we have three operational dispensaries, of which two are leased. We have a single operational manufacturing facility in Colorado that is leased. We have one operational dispensary in Connecticut that is leased. In Georgia, we own the property for our production facility, and we are in the process of developing medical dispensaries at leased locations. In Massachusetts, we operate three dispensaries, all of which are leased, and one cultivation property which is leased. We have three operational dispensaries in Maryland, of which two are leased, and we also operate a cultivation, manufacturing and distribution facility on adjacent leased properties. In Pennsylvania, there are 19 operational affiliated dispensaries, 17 of which are leased, and there are three affiliated cultivation and manufacturing facilities, of which one is leased. In West Virginia, we have nine dispensaries that are leased and a cultivation facility that we own.

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

Supply Chain

We have varying degrees of vertical operations in the markets in which we operate. In the Florida market, our operations are fully vertically integrated as required by state regulations. In other markets we may operate within one or more segments of the cannabis value chain. In the normal course of our business, we purchase input materials and components that we utilize in the cultivation, processing, manufacture and distribution of our products. No individual supplier represents a significant portion of our purchases or represent a material risk to our operations.

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

We rely on non-disclosure/confidentiality agreements to protect our intellectual property rights. Where commercially feasible, we will proactively seek intellectual property protection for newly developed brands as well as for expansion of existing brands across current markets and into new markets. We own several website domains, numerous social media accounts across all major platforms and various phone and web application platforms.

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

Diversity, Inclusion & Equity (DE&I)

We are committed to contributing positively to diversity, equity, and inclusion efforts within the legal cannabis industry. As a business that produces and distributes a product that many people– especially people of color – were arrested and incarcerated for in the past, we recognize the significance of promoting diversity, equity, and inclusion in the cannabis industry. Over the past year, we have enhanced our DE&I efforts with a restructuring of the department and new department leadership to support DE&I initiatives with the involvement of executives, senior management, and employees throughout the Company. These programs support our efforts to recruit and develop talent, implement company-wide diversity and cultural competency training, increase supplier diversity, engage in social justice initiatives and more.

Environmental, Social, and Governance (ESG)

As a purpose-driven company, ESG is integral to our growth and corporate achievements. Our commitment to ESG makes us better planners, cultivators, and retailers, supports transparency and strong governance, contributes to improved safety and environmental performance, and strengthens our connection with local communities. We have established governance policies and management systems to codify our responsibilities and help manage risk across the company. We also implemented other measures including environmental safeguards at our cultivation facilities, recycling initiatives, and safety training for security personnel at our dispensaries.

REGULATORY OVERVIEW

In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) dated February 8, 2018 – Issuers with U.S. Marijuana-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level United States regulatory bodies in those jurisdictions where the Company is currently directly involved, through its subsidiaries, in the cannabis industry. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation.

Federal Regulation of Cannabis in the United States

The United States federal government regulates drugs in large part through the Controlled Substances Act or CSA. Marijuana, which refers to certain parts and derivatives of the cannabis plant, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers marijuana to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. According to the U.S. federal government, cannabis and cannabis related products having a concentration of delta-9 tetrahydrocannabinol, or THC, of 0.3% or less is cannabis. Cannabis with a THC content 0.3% or less is classified as hemp. The scheduling of cannabis as a Schedule I controlled substance is inconsistent with what we believe to be widely accepted medical uses for cannabis by physicians, researchers, customers, and others. Moreover, as of December 31, 2022, and despite the conflict with U.S. federal law, at least 39 states, the District of Columbia, the Commonwealth of the Northern Mariana Islands, Guam, Puerto

Rico, and the U.S. Virgin Islands have legalized cannabis for medical use. Twenty-one of those states and the District of Columbia, the Commonwealth of the Northern Mariana Islands, and Guam have legalized the adult use of cannabis for recreational purposes.

Cannabis is largely regulated at the state level in the United States. Although certain states and territories of the United States authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal (federal law permits the distribution and sale of paraphernalia if authorized by local or State law). Although our activities are compliant with the applicable state and local laws in those states where we maintain such licenses, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

In 2013, as more and more states began to legalize medical and/or adult-use cannabis, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks. Until 2018, the federal government provided guidance to federal agencies and banking institutions through a series of DOJ memoranda. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, which we refer to as the Cole Memorandum.

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

On January 4, 2018, former United States Attorney General Sessions rescinded the Cole Memorandum by issuing a new memorandum to all United States Attorneys, which we refer to as the Sessions Memo. Rather than establishing national enforcement priorities particular to marijuana-related crimes in jurisdictions where certain marijuana activity was legal under state law, the Sessions Memo simply rescinded the Cole Memorandum and other Department of Justice memoranda providing prosecutorial guidance on state and tribally authorized medical and adult-use cannabis activities and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well- established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. President Biden’s Attorney General, Merrick Garland, was confirmed by the United States Senate on March 10, 2021. It is not yet known whether the Department of Justice, under President Biden and Attorney General Garland, will re-adopt the Cole Memorandum or announce a substantive marijuana enforcement policy. During his Senate confirmation, Merrick Garland told Senator Cory Booker (D-NJ), “It does not seem to me useful the use of limited resources that we have to be pursuing prosecutions in states that have legalized and are regulating the use of marijuana, either medically or otherwise.” Such statements are not official declarations or policies of the DOJ and are not binding on the DOJ, any United States Attorney, or the United States federal courts. Substantial uncertainty regarding United States federal enforcement remains. To date, there have been no new federal cannabis memorandums issued by the DOJ or any published change in federal enforcement policy. However, in October of 2022, the Biden Administration announced its intention to review the regulation of marijuana under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. This historic directive could result in the decriminalization of marijuana for medical and adult-use by descheduling or rescheduling marijuana. Concurrently, President Biden also announced a pardon of all prior federal simple possession of marijuana offenses and urged governors to do the same at the state level.

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

In addition, we frequently conduct background checks to confirm that the principals and management of our operating subsidiaries are of good character and have not been involved with illegal drugs, engaged in illegal activity or activities involving violence, or the use of firearms in the cultivation, manufacturing, or distribution of cannabis. We also conduct ongoing reviews of the activities of our cannabis businesses, the premises on which they operate, and the policies and procedures related to the possession of cannabis or cannabis products outside of the licensed premises.

Moreover, in recent years, certain temporary federal legislative enactments that protect the medical marijuana and hemp industries have also been in effect. For instance, certain marijuana businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump, and, most recently, President Biden. For instance, in the Appropriations Act of 2015, Congress included a budget “rider” that prohibits DOJ from expending any funds to enforce any law that interferes with a state’s implementation of its own medical marijuana laws. The rider originally known as the “Rohrbacher-Farr” Amendment after its original lead sponsors is now known as the “Joyce” Amendment after its current sponsor. Originally, a Republican-controlled House and Democratic-controlled Senate passed the Rohrbacher-Farr Amendment. The bill was “a bipartisan appropriations measure that looks to prohibit the DEA from spending funds to arrest state-licensed medical marijuana patients and providers.” Subsequently, the rider has been included in multiple budgets passed by successive Congresses controlled by both major political parties. Most recently, on December 29, 2022, the Amendment was renewed through the signing of the “Consolidated Appropriations Act, 2023” which extended the protections for the medical marijuana industry until September 30, 2023. While the Amendment has been included in successive appropriations legislation or resolutions since 2015, its inclusion or non-inclusion is subject to political change.

Notably, the Joyce Amendment has applied only to medical marijuana programs and has not provided the same protections to enforcement against adult-use activities. If the Amendment is no longer in effect, the risk of federal enforcement and override of state marijuana laws would increase.

United States Border Entry

The United States Customs and Border Protection, or CBP, enforces the laws of the United States as they pertain to lawful travel and trade into and out of the U.S. Crossing the border while in violation of the CSA and other related United States federal laws may result in denied admission, seizures, fines, and apprehension. CBP officers administer and determine the admissibility of travelers who are non-U.S. citizens into the United States pursuant to the United States Immigration and Nationality Act. An investment in our Subordinate Voting Shares, if it became known to CBP, could have an impact on a non-U.S. citizen’s admissibility into the United States and could lead to a lifetime ban on admission.

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

Additionally, under United States federal law, it may potentially be a violation of federal anti-money laundering statutes for financial institutions to take any proceeds from the sale of any Schedule I controlled substance or otherwise introduce them into the United States banking system. For example, banks and other financial institutions could potentially be prosecuted and convicted of aiding and abetting money laundering under the Bank Secrecy Act for providing services to cannabis businesses. Therefore, under the Bank Secrecy Act, banks or other financial institutions that provide a cannabis business with depository services, small business loans, or any other financial service could be charged with money laundering or conspiracy.

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical or adult-use marijuana, the U.S. Department of the Treasury Financial Crimes Enforcement Network “FinCEN” issued guidance in 2014 and was not rescinded by the Sessions Memo. The FinCEN Guidance provides guidance to financial institutions on how to engage with state and tribally authorized cannabis entities in accordance with federal law. An additional Department of Justice memorandum, issued in parallel with the FinCEN Guidance and since rescinded as part of the Sessions Memo, provided guidance to prosecutors regarding money laundering and other financial crimes as it pertained to cannabis entities and financial institutions operating in accordance with the FinCEN Guidance. The FinCEN Guidance and now rescinded accompanying Department of Justice memorandum is often publicly interpreted as suggesting a way for financial institutions to provide depository services to cannabis-related entities so long as that cannabis-related business activities are legal in their state or territory and none of the federal enforcement priorities referenced in the Cole Memorandum are violated (such as keeping marijuana out of the hands of organized crime). Importantly, the FinCEN Guidance also clarifies how financial institutions can provide depository services to marijuana-related businesses consistent with their Bank Secrecy Act obligations, including enhanced customer due diligence, but makes it clear that they are doing so at their own risk. The customer due diligence steps typically include:

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

While the FinCEN Guidance decreased some risk for financial institutions considering servicing the cannabis industry, in practice, challenges remain with financial institutions’ willingness to provide services to marijuana-related businesses. This is because current U.S. federal law does not guarantee financial institutions immunity from prosecution. It also requires other financial institutions to undertake time-consuming and costly due diligence (i.e., enhanced due diligence) on each marijuana-related business they accept as a customer.

Those commercial banks and/or credit unions that have agreed to work with marijuana businesses are typically limiting those accounts to small percentages of their total deposits to avoid creating liquidity and concentration risk. Since, theoretically, the federal government could change its policy on cannabis-related businesses at any time and without notice, these banks and credit unions must keep sufficient cash on hand to be able to return the full value of all deposits from marijuana-related businesses in a single day, while also keeping sufficient liquid capital on hand to service their other customers. Because many banks and credit unions that are providing banking services to marijuana-related businesses are smaller institutions, applicable concentration limits may also impose limits on the aggregate amounts of loans that might be provided to the industry. Those commercial banks and credit unions that do have customers in the marijuana industry can charge marijuana businesses high fees to cover the added cost of ensuring compliance with the FinCEN Guidance.

As mentioned previously, unlike the Cole Memorandum, the FinCEN Guidance has not been rescinded. FinCEN has stated that it views the FinCEN Guidance to include compliance with the requirements of the rescinded Cole Memorandum. Secretary of the Treasury, Janet Yellen, has not made any public statements with regards to how the Treasury Department plans to treat marijuana-related businesses.

Although a cornerstone of marijuana banking, the FinCEN Guidance is solely a memorandum and the encapsulation of the federal government's current policy toward marijuana banking – it is not law and does not change established U.S. federal law.

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

Private financing for the marijuana industry can be difficult to access due to the federal illegality of marijuana and often includes substantial costs and fees.

Tax Concerns

An additional challenge for cannabis-related businesses is that the provisions of IRC Section 280E are applied by the IRS to businesses operating in the medical and adult-use cannabis industry. IRC Section 280E prohibits cannabis businesses from deducting their ordinary and necessary business expenses, forcing them to pay higher effective federal tax rates than similar companies in other industries. The effective tax rate on a cannabis business depends on how large its ratio of non-deductible expenses is to its total revenues. Therefore, businesses in the legal cannabis industry may be less profitable than they would otherwise be. Furthermore, although the IRS issued a clarification allowing the deduction of the cost of goods sold, the scope of such items is interpreted very narrowly, and the bulk of operating costs and general administrative costs are not permitted to be deducted.

The 2018 Farm Bill

CBD is a nonintoxicating cannabinoid found in cannabis and is often derived from hemp, which contains, at most, only trace amounts of THC. On December 20, 2018, Former President Trump signed the Agriculture Improvement Act of 2018 (popularly known as the 2018 Farm Bill) into law. Until the 2018 Farm Bill became law, hemp fell within the definition of “marijuana” under the CSA, and the DEA classified hemp as a Schedule I controlled substance because hemp is part of the cannabis plant.

The 2018 Farm Bill defines hemp as the plant Cannabis sativa L. and any part of the plant with a delta-9 THC concentration of not more than 0.3% by dry weight and removes hemp from the CSA. The 2018 Farm Bill requires the United States Department of Agriculture, or USDA, to, among other things: (1) evaluate and approve regulatory plans approved by individual states for the cultivation and production of industrial hemp, and (2) promulgate regulations and guidelines to establish and administer a program for the cultivation and production of hemp in the U.S. On January 15, 2021, the USDA published its final rule for hemp production (referred to herein as the “USDA Rule”). The USDA Rule, effective March 22, 2021, among other things, sets minimum standards for the cultivation and production of hemp, as well as requirements for laboratory testing of hemp. The hemp production regulations promulgated by the USDA are in lieu of those states not adopting state-specific hemp regulations; however, state programs must meet certain requirements contained in the USDA Rule. Hemp and products derived from it, such as CBD, may be sold into commerce and transported across state lines provided that the hemp from which any product is derived was cultivated under a license issued by an authorized state or tribal program approved by the USDA or under a USDA hemp production license, meets the definition of hemp, and the products are compliant with other applicable federal laws including the U.S. Food, Drug, and Cosmetic Act. The 2018 Farm Bill is set to expire in September 2023 and a new farm bill is expected by December 2023. It remains to be seen how hemp regulation may change under the 2023 Farm Bill.

The 2018 Farm Bill explicitly preserved the authority of the FDA to regulate hemp-derived products under the U.S. Food, Drug, and Cosmetic Act. The FDA currently takes the position that CBD and THC may not be added to food or marketed as a dietary supplement. The FDA has not yet promulgated its own rules for the regulation of hemp-derived products. An announcement from the FDA regarding the regulation of hemp products is expected sometime in early 2023 and U.S legislators have been calling for an investigation into the FDA’s inaction in this area.

Compliance with Applicable State Law in the United States

The Company is classified as having “direct” involvement in the United States cannabis industry, and we believe that we are in compliance with applicable state laws, as well as related licensing requirements and the regulatory frameworks enacted in the states we operate in. We are not subject to any citations or notices of violation with applicable licensing requirements and the regulatory frameworks which may have an impact on our licenses, business activities, or operations. We use reasonable commercial efforts to ensure that our business remains compliant with applicable licensing requirements and the regulatory frameworks enacted by Arizona, California, Colorado, Connecticut, Florida, Maryland, Massachusetts, Nevada, Pennsylvania, West Virginia, Ohio, and Georgia, through the advice of our Director of Compliance, who monitors and reviews our business practices and changes to applicable state laws and regulations, as well as United States Federal enforcement priorities. Our Chief Legal Officer and General Counsel work with external legal advisors in in the states in which we operate to ensure that we are in ongoing compliance with applicable state laws.

In the United States, cannabis is regulated at the state level pursuant to state regulatory bodies consistent with federal enforcement priorities. Although each state in which we operate (and anticipate operating) authorizes, as applicable, medical and/or adult-use marijuana production and distribution by licensed or registered entities, and numerous other states have legalized marijuana in some form, under U.S. federal law, the possession, use, cultivation, and transfer of marijuana and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although we believe that our business activities are compliant with applicable state and local laws of the United States, strict compliance with state and local laws with respect to marijuana may neither absolve us of liability under U.S. federal law nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on our business.

Regulation of the Medical and Adult-Use Marijuana Markets in Arizona

Arizona voters passed the Arizona Medical Marijuana Act (the “AMMA”), A.R.S. Section 36-2801 et seq. in December 2010, Arizona Proposition 207 (codified in A.R.S. Section 36-2850 et seq.), also known as the Smart and Safe Arizona Act (the “SSAA”), approved by voters on November 3, 2020, legalized the adult recreational use of marijuana. Adult-use marijuana is subject to state and local sales taxes, including a 5.6% state transaction privilege tax, plus city, county, and district taxes (which vary based on location of facility), and 16% excise tax on marijuana and marijuana products. Following the passage of Proposition 207, existing medical operators were permitted to apply for licensure to permit sales to adult -use consumers. Adult-use sales commenced in Arizona on January 22, 2021.

The AMMA and SSAA designate the Arizona Department of Health Services (the “ADHS”) as the licensing and issuing authority for the Arizona Medical and Adult-Use Programs (collectively, the “AZ Marijuana Programs”). The ADHS rules and regulations for implementing the AZ Marijuana Programs are set forth in the Arizona Administrative Code Title 9, Chapter 17 and Arizona Administrative Code Title 9, Chapter 18. The first medical marijuana licenses in Arizona were issued in 2012, but as of January 2021, every one of those medical licenses converted to a dual license.

Arizona Licenses and Regulations

Arizona medical and adult-use licenses are valid for two years. At least 30 days before the expiration date of the license, licensees are required to submit a renewal application that the requisite renewal application fees are paid, the renewal application is submitted within the timeframe required, and there are no material violations noted against the applicable licenses, we would expect to receive the applicable renewed license in the ordinary course of business. While our compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that our licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations, or prospects.

Arizona is a vertically integrated system so that each license permits the holder to acquire, cultivate, process, manufacture, transfer, supply, and/or dispense medical and/or adult-use marijuana in compliance with the AMMA and ADHS rules and regulations.

Arizona Dispensing Requirements

The AZ Marijuana Programs do not designate marijuana or marijuana products as medical or adult-use until the point-of-sale. As such, any licensed facility can transfer and sell marijuana and marijuana products to both licensed medical and adult-use operators. Each facility maintained under a dual license has received an approval to operate under the AMMA or SSAA. The retail facility for dual licensees is subject to both the AMMA and SSAA, but is generally inspected by the ADHS under the SSAA. However, a dual licensees' other facilities (i.e., cultivation/manufacturing) are licensed under the medical program unless the dual licensee applied to ADHS to operate under only the SSAA.

AMMA

In order to dispense medical cannabis to a qualifying patient or designated caregiver, a licensed dispensary is required to (1) verify the qualifying patient’s or designated caregiver’s identity, (2) offer appropriate patient education or support materials, (3) make available testing results related to the product sought, if requested by the qualifying patient or designated caregiver, (4) enter the qualifying patient’s or designated caregiver’s registry identification number on the identification card presented into the medical marijuana electronic verification system, (5) verify the validity of the identification card presented, (6) verify that the amount of marijuana product to be dispensed would not cause the qualifying patient to exceed the regulatory limit, and (7) enter information into the medical cannabis electronic verification system regarding the amount of medical cannabis dispensed, whether it was dispensed directly to the qualifying customer or to a caregiver, the date and time of dispensing, the registry identification number of the facility agent, and the licensee's registry identification number.

For medical card holders, qualifying conditions include Alzheimer’s disease, cachexia, cancer, chronic pain, Crohn’s disease, glaucoma, hepatitis C, human immunodeficiency virus (“HIV”) or acquired immune deficiency syndrome (“AIDS”), muscle spasms, nausea, post-traumatic stress disorder “(PTSD”), sclerosis, and seizures.

All product categories are allowed to be sold as either adult-use or medical, except edibles for adult-use consumers, which cannot be more than 10mg per serving or 100mg per package.

SSAA

In order to dispense adult-use marijuana to consumers, a licensed retail facility is required to (1) verify that the consumer is 21 years of age or older, (2) make available the results of testing of the marijuana or marijuana product, if requested by the consumer, and (3) ensure that the amount of marijuana or marijuana product to be sold to the consumer does not exceed one ounce of marijuana, with not more than five grams being in the form of a marijuana concentrate.

Arizona Requirements Relating to Recordkeeping and Inventory Control

Licensed operators are required by regulation to utilize an inventory control system that documents (1) daily updated inventory amounts of marijuana and marijuana products, (2) acquisitions of marijuana from the licensee's own facilities, other licensed operators, qualifying patients or designated caregivers (under the AMMA only), (3) information related to batches of marijuana cultivated by the licensee, (4) information regarding provision of medical marijuana to other dispensaries, (5) information relating to required testing of marijuana products, and (6) the disposition of marijuana products determined not to be dispensed to a customer or to be included in manufacturing a marijuana product. Licensed dispensaries are additionally required to keep records regarding qualifying customers/patients that: (1) include dated entries from registered dispensary agents regarding dispensing, (2) are safeguarded against unauthorized access and tampering, (3) include documentation of requests by qualifying customers and caregivers regarding marijuana products and educational materials.

Arizona Requirements Relating to Security and Transportation

Licensed operators are permitted to transport cannabis and cannabis products between the licensee's own licensed facilities, including retail facilities and cultivation/manufacturing sites, qualifying licensed third-party operators, and licensed analytical laboratories. Licensed operators are required to complete a comprehensive trip plan prior to transport that describes the products being transported, the time of the trip, the anticipated route, and the "Facility Agents" transporting and receiving the marijuana or marijuana products. During transportation, facility agents are required to (among other things) use unmarked vehicles, hide cannabis and cannabis products from view, and communicate with the licensed operator. Licensed operators are required to keep records of trip plans for ADHS inspection.

Licensed operators are also required to implement a variety of security measures to protect retail and cultivation/manufacturing sites from unauthorized access, including: (1) intrusion detection devices, (2) exterior lighting, (3) video cameras covering the entrances and exits of limited access areas and facilities, as well as point of sale locations and grow rooms, (4) failure notification systems, (5) battery backup for cameras and other equipment, and (6) panic buttons on the interior of facilities. Licensed operators are also required to implement policies and procedures that: (1) restrict access to the areas of the licensed facility that contain marijuana, (2) provide for identification of authorized individuals, (3) prevent loitering, (4) outline the conduct of electronic monitoring, and (5) outline the use of panic buttons.

Arizona Reporting Requirements

For medical sales, the State of Arizona uses the ADHS Medical Marijuana Verification System (“ADHS MMV”) to validate card holders, verify allotment amounts and track all retail transactions for Arizona qualified customers. The ADHS MMV system is also used annually by license holders to renew a medical-only dispensary registration certificate, if applicable.

While ADHS requires the internal tracking of marijuana and marijuana products, the SSAA does not require licensees to procure, develop, acquire and maintain a system to track marijuana and marijuana products at all points of cultivation, manufacturing, and sale until December 31, 2023, at the latest.

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

ADHS Inspections

The ADHS oversees licensing for medical marijuana and adult-use marijuana. The Arizona market is divided into four classes of licenses: (1) medical-only licenses, (2) adult-use only social equity licenses, (3) dual licenses, and (4) small county “back-fill” licenses. Each license grants the licensee the ability to have one retail facility, one cultivation site attached to the retail facility, one processing site, and one cultivation site (dual licensees are permitted only one retail site). License holders must operate a retail facility but are not required to establish other vertically integrated operations. As such, processing and cultivation sites can be leased to third-party operators. Arizona, however, does not recognize third-party operators and the license holder is responsible for compliance. As such, a third-party operator and its employees are agents of the licensed operator, notwithstanding agreements to the contrary.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in Arizona.

Regulation of the Cannabis Market in California

In 1996, California voters passed Proposition 215, the Compassionate Use Act of 1996. This provided an affirmative defense for defendants charged with the use, possession, and cultivation of medical cannabis by customers with a physician recommendation for treatment of cancer, anorexia, AIDS, chronic pain, spasticity, glaucoma, arthritis, migraine, or any other illness for which cannabis provides relief.

In September 2015, the California legislature passed three bills collectively known as the Medical Marijuana Regulation and Safety Act (“MMRSA”). The MMRSA established a licensing and regulatory framework for medical marijuana businesses in California. In November 2016, voters in California passed Proposition 64, the Adult Use of Marijuana Act (“AUMA”), creating an adult-use cannabis program for consumers 21 years of age or older. AUMA created a licensing system for commercial marijuana businesses. On June 2017, Governor Brown signed SB-94 into law. SB-94 combined elements of MMRSA and AUMA into one state licensing structure for both medical and adult-use under the "Medicinal and Adult-Use of Cannabis Regulation and Safety Act" "MAUCRSA").

Pursuant to MAUCRSA, three licensing agencies were initially established for the purpose of regulating and licensing California cannabis operators (collectively, the “Licensing Agencies”): the Bureau of Cannabis Control (“BCC”), California Department of Food and Agriculture (“CDFA”), and the California Department of Public Health (“CDPH”). In July of 2021, Governor Gavin Newsom signed Assembly Bill 141 (“AB 141”) which consolidated the three former state cannabis authorities into a single, new department now known as the Department of Cannabis Control (the “Department”). The Department oversees and regulates all commercial cannabis activities. Operators must apply to the Department for their licenses. On or about September 15, 2021, the Department filed emergency regulations to consolidate, clarify, and make consistent marijuana regulations to the California Office of Administrative Law. These regulations created consistent standards for marijuana licensees across all license types by aligning application requirements, unifying terminology, and clarifying ownership and financial interest requirements. The emergency regulations remained in place while the Department conducted a full rulemaking process to adopt final regulations. The final regulations have been in effect since November 7, 2022.

One of the central features of MAUCRSA is known as “local control.” In order to legally operate a medical or adult-use marijuana business in California, an operator must have both a local and state license. This requires license-holders to operate in cities or counties with marijuana licensing programs. Cities and counties in California are also allowed to limit the number of licenses issued locally or even ban all marijuana licenses completely.

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

The Cannabis Supply Chain in California

In California, local law may determine whether plants must be cultivated outdoors, using mixed-light methods, or fully indoors. Cultivators must also obtain seeds, clones, teens, or other immature plants from licensed nurseries through the traceability system.

The cultivation, processing, and movement of cannabis within the state are tracked by the California Cannabis Track and Trace System’s METRC software. All licensees are required to input their track and trace data (either manually or using another software that automatically uploads to METRC). Immature plants must be assigned a Unique Identifier number (“UID”) which then remains associated with that specific plant’s flowers and biomass as it moves through the supply chain to the consumer. Each licensee in the supply chain is required to meticulously log any processing, packaging, and sales associated with that UID.

When cannabis plants mature and complete their life cycle, they are harvested, cured, and trimmed in preparation for being sold to processors, distributors, or manufacturers. Cultivators have two main products: flowers, or “buds,” and the biomass, or “trim,” which is typically removed from the mature flowers. Trim is commonly sold to manufacturers for further processing into cannabis extracts. Buds may also be sold to manufacturers or distributors for sale to retailers. The cultivator may package and label its cannabis flowers directly or sell flowers in bulk, allowing distributors to package and label the flower.

Manufactured marijuana goods sold or transferred to a distributor for final retail sale must be in final packaging. Distributors may not repackage manufactured marijuana goods. The California State cultivation tax initially imposed on marijuana that enters the commercial market ended as of July 1, 2022.

California restricts the transportation of marijuana to licensed distributors. Some cultivators and manufacturers maintain their own distribution licenses in order to handle transportation directly, while others contract with third-party licensed distributors for transportation services. Distributors may or may not take possession of the marijuana and marijuana products, and like alcohol distribution, some retailers limit sales to a particular distributor’s brand portfolio. Brands may market products to retailers directly or only to distributors.

Distributors are the point in the supply chain where final quality assurance testing is performed on products before they go to a retailer. Retailers may not accept or sell products without an accompanying and compliant Certificate of Analysis (“COA”). Distributors must clearly segregate the product awaiting testing from the product that has already passed testing at their licensed premises until an employee of a licensed testing laboratory comes to their premises and obtains samples from any and all goods proposed to be sold at retail. Cannabis and cannabis products are issued either a “pass” or “fail” by the testing laboratory. Under some circumstances, the Department’s regulations allow for failing product to be “remediated” or to be re-labeled to more accurately reflect the COA results.

California Dispensing Requirements

California requires specific warnings, images, and information regarding package contents to be printed on all cannabis packaging. The Department’s regulations also require packaging to be both tamper-evident and child-resistant. Distributors and retailers are independently responsible for confirming that products are properly labeled and packaged prior to the consumer sale.

Consumers aged 21 and up may purchase cannabis in California from a dispensary with an “adult-use” license. Some localities still only allow medicinal dispensaries. Consumers aged 18 and up with a valid physician’s recommendation may purchase cannabis from a medicinal-only dispensary or an adult-use dispensary. Consumers without valid physician’s recommendations may not purchase cannabis from a medicinal-only dispensary. All cannabis businesses are prohibited from hiring employees under the age of 21.

California Security Requirements

In California, local law may determine whether plants must be cultivated outdoors, using mixed-light methods, or fully indoors. Cultivators must also obtain seeds, clones, teens, or other immature plants from licensed nurseries through the traceability system.

The cultivation, processing, and movement of cannabis within the state are tracked by METRC. All licensees are required to input their track and trace data (either manually or using another software that automatically uploads to METRC). Immature plants must be assigned a Unique Identifier number (“UID”) which then remains associated with that specific plant’s flowers and biomass as it moves through the supply chain to the consumer. Each licensee in the supply chain is required to meticulously log any processing, packaging, and sales associated with that UID.

When cannabis plants mature and complete their life cycle, they are harvested, cured, and trimmed in preparation for being sold to processors, distributors, or manufacturers. Cultivators have two main products: flowers, or “buds,” and the biomass, or “trim,” which is typically removed from the mature flowers. Trim is commonly sold to manufacturers for further processing into cannabis extracts. Buds may also be sold to manufacturers or distributors for sale to retailers. The cultivator may package and label its cannabis flowers directly or sell flowers in bulk, allowing distributors to package and label the flower.

Manufactured cannabis goods solod or transferred to a distributor for final retail sale by a manufacturer must be in final packaging. Distributors may not repackage.

California Inspections

All licensees are subject to random inspections of their premises by the Department. If an inspection identifies any noncompliance of a licensee, the Department may issue notices to correct, or notices of violation, fines, or take other disciplinary action that may include cancellation of a license.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in California.

Regulation of the Medical and Adult-Use Market in Colorado

In 2000, Colorado voters passed Amendment 20, an amendment to the state constitution decriminalizing certain amounts of cannabis for medicinal purposes. The amendment created a regulatory system for granting patient registry cards authorizing individuals with debilitating medical conditions to have and use up to two ounces of a usable form of cannabis and no more than six cannabis plants. The amendment also created a regulatory system for granting patient registry cards authorizing individuals with debilitating medical conditions to have and use limited quantities of cannabis, and an affirmative defense under Colorado criminal law for any cardholder or their primary caregiver to charges of violating state drugs laws. In 2010, the Colorado legislature passed H.B. 10-1284, which enacted the Colorado Medical Marijuana Code, a framework regulating the growth, sale, and distribution of cannabis by licensed dispensaries, administered by the Colorado Department of Public Health and Environment.

In 2012, Colorado voted passed Amendment 64, legalizing the recreational use of cannabis in Colorado. Among other provisions, the amendment legalized the cultivation, manufacturing, processing, and sale of cannabis to adults 21 years of age or older. Amendment 64 also directed the Colorado Department of Revenue (“DOR”) to establish a comprehensive framework of regulation and enforcement governing licensed cannabis businesses. The Colorado Marijuana Enforcement Division (“MED”) is the licensing and regulatory agency overseeing all recreational and medical cannabis businesses in Colorado. In 2019, legislators passed statutes updating, among other things, the state’s cannabis laws to allow for new sources of investment in the Colorado cannabis industry, including by publicly traded companies and created accompanying disclosure requirements.

In Colorado, marijuana businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. Colorado localities are allowed to limit or prohibit the operation of cannabis cultivation facilities, product manufacturing facilities or retail dispensary facilities.

There are multiple license categories that cover all commercial activity. Categories include: (1) medical/retail cultivation, (2) medical/retail stores, (3) medical/retail manufacturers, (4) medical/retail transporters, (5) retail hospitality and sales, (6) medical/retail cannabis business operator and (6) medical/retail testing facilities. Categories of licenses are further broken down into subtypes. For example, there are multiple types of cultivation licenses available depending upon the size of the cultivation operation. Licensees may also apply for permits that allow for the conduct of additional business functions such as centralized distribution, delivery, and off-premises storage.

Each facility is authorized to engage only in the type of activity for which it is licensed. Licenses are valid for one year from the date of issuance. Before expiration, licensees are required to submit a renewal application.

To acquire a license, the individuals and entities who own or control the licensee must be vetted by the State to determine whether they are suitable under Colorado law to operate a license. Generally, any natural person or entity that holds an equity or voting interest 10% or greater (directly or indirectly) in the licensee must be disclosed and vetted for suitability. All board members and corporate officers of the licensee must be disclosed and vetted, including board members and corporate officers of the entity-owners with 10% or greater interest. Additionally, those who exercise an inordinate amount of control over a licensee—whether through financing, IP agreements, management agreements, or some combination thereof, can also be considered “controlling beneficial owners” by the MED and subsequently be required to undergo vetting for suitability. Colorado licensing requirements largely do not respect anonymity in ownership regularly pierce corporate veils to determine the natural people who ultimately control a given license.

Local authorities also grant licenses to conduct cannabis businesses within their jurisdiction, and DOR licensing for a cannabis business is conditioned on approval from the local authorities. An applicant is prohibited from operating a cannabis business prior to obtaining all necessary licenses, registrations, permits, or approvals from both the State licensing authority and local licensing authorities.

Colorado Security Requirements

Colorado law requires that all licensees have a security alarm system and must ensure that their premises are continuously monitored. Licenses must also use commercial-grade non-residential door locks at all points of ingress and egress. All licensed cannabis businesses are required to utilize video surveillance and camera recording systems, which at a minimum, must consist of digital or network video recorders, video monitors, digital archiving devices, and a color printer capable of delivering still photos. Such equipment must be stored in a secure area that is only accessible to the licensee’s management staff. In addition to other requirements, all video surveillance equipment must be equipped with a failure notification system that provides prompt notification to the licensee of any prolonged surveillance interruption and/or complete failure of the surveillance system.

Colorado Inspections

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

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in Colorado.

Regulation of the Medical and Adult-Use Marijuana Markets in Connecticut

In 2012, Connecticut has authorized cultivation, possession, and distribution of cannabis for medical purposes by certain licensed Connecticut cannabis businesses. The Medical Marijuana Program ("MMP"), registers qualifying patients, primary caregivers, Dispensary Facilities, or DFs, and Dispensary Facility Employees, or DFEs. The MMP was established by Connecticut General Statutes §§ 21a-408–21a429. DFs and production facilities are separately licensed.

The MMP is administered by the Department of Consumer Protection ("DCP"). Patients with qualifying debilitating medical conditions qualify to participate in the program, including patients with such conditions include but are not limited to cancer, glaucoma, positive status for HIV, AIDS, Parkinson’s disease, or multiple sclerosis (MS). A physician , physician's assistant or advanced practice registered nurse must issue a written certification for an MMP patient, and the qualifying patient or caregiver must choose one designated DF where the patient’s cannabis will be obtained. In Connecticut, marijuana may not be produced or dispensed without the appropriate license.

When the DCP determines that additional licenses for DFs should be granted, it publishes a notice of open applications for DF licenses. This notice must include the maximum number of licenses to be granted, the deadline for receipt of applications, and the criteria that will be considered when awarding the licenses. Such criteria must include character and fitness of any person who may have control or influence over the operation of the proposed DF; the location for the proposed DF; the applicant’s ability to maintain adequate controls against the diversion, theft, or loss of cannabis; the applicant’s ability to maintain the knowledge, understanding, judgment, procedures, security controls, and ethics to ensure optimal safety and accuracy in the dispensing and sale of cannabis; and the extent to which the applicant or any of the applicant’s DF backers have a financial interest in another licensee, registrant, or applicant.

Applicants for DF licenses must identify, among other things, the proposed DF location, financial statements, criminal background check applications for the applicant and applicant’s backers, a plan to prevent theft and diversion, and a blueprint of the proposed DF. There are currently 18 DFs.

Connecticut Dispensary Facility Requirements (Medical)

A DF may not dispense marijuana from, obtain marijuana from, or transfer marijuana to a location outside of the state of Connecticut.

•
DFs may dispense and sell marijuana to a qualifying patient or primary caregiver registered who is registered with the DCP or to a research program subject pursuant to the protocols of a research program approved by the Commissioner.
•
A DF may also transport and deliver marijuana to a hospice or other licensed inpatient care facility, an approved laboratory, and directly to a qualifying patient.

Only a pharmacist licensed as a dispensary may dispense cannabis, and only a dispensary or dispensary technician may sell cannabis to qualifying customers, primary caregivers, or research program subjects who are registered with the DCP. No person associated with a DF may enter into any agreement with a certifying health care provider or health care facility concerning the provision of services or equipment that may adversely affect any person’s freedom to choose the DF at which the qualifying customer or primary caregiver will purchase cannabis, except in the case of an approved research program. All DFEs must, at all times while at the DF, have their current dispensary license, dispensary technician registration, or DFE registration available for inspection by the Commissioner or the DCP. The DF shall establish, implement and adhere to a written alcohol-free, drug-free, and smoke-free workplace policy, which must be available to the DCP upon request. Cannabis may not be applied, ingested, or consumed inside a DF.

Each DF must make publicly available the price of all its cannabis products to prospective qualifying patients and primary caregivers. As of December 9, 2022, the DCP increased the monthly allotments for qualifying patients from 3.0 ounces to 5.0 ounces. All cannabis must be sold in child-resistant, sealed containers except upon a written request from the qualifying patient or primary caregiver. All products sold to the qualifying patient or primary caregiver must be placed in an opaque package that shall not indicate the contents of the package, the originating facility, or in any other way cause another person to believe that the package may contain cannabis. Each DF must also provide information to qualifying patients and primary caregivers regarding the possession and use of cannabis. The DF manager must submit all informational material to the Commissioner for approval prior to such information being provided to qualifying patients and primary caregivers.

Connecticut Security and Storage Requirements (Medical)

All facilities must have an adequate security system to prevent and detect the loss of cannabis. These systems must use commercial grade equipment, including perimeter alarms, motion detectors, video cameras with 24-hour recordings (which must be retained for at least 30 days), silent alarms, panic alarms, a failure notification system, and the ability to remain operational during a power outage. Each facility must also have a backup alarm system approved by the Commissioner. The outside perimeter of every facility must be well-lit. All equipment must be kept in good working order and tested at least twice per year.

No person may enter the area where cannabis is dispensed and sold unless such person is licensed or registered by the DCP; such person’s responsibilities necessitate access to the dispensary department and then for only as long as necessary to perform the person’s job duties; or such person has a patient or caregiver registration certificate, in which case such person must not be permitted behind the service counter or in other areas where cannabis is stored.

Connecticut Transportation Requirements

Prior to transporting any cannabis or cannabis product, a DF must complete a shipping manifest using a form prescribed by the Commissioner and securely transmit a copy of the manifest to the laboratory, research program location, hospice, or other inpatient care facility that will receive the products and to the DCP at least 24 hours prior to transport. These manifests must be maintained and made available to the DCP. Cannabis may only be transported in a locked, secure storage compartment that is part of the vehicle transporting the cannabis. This compartment may not be visible from outside the vehicle. Routes must be randomized.

All transport vehicles must be staffed with a minimum of two employees. At least one delivery team member is required to remain with the vehicle at all times that the vehicle contains cannabis. A delivery team member must have access to a secure form of communication with employees at the originating facility at all times that the vehicle contains cannabis. A delivery team member must physically possess a department-issued identification card at all times when transporting or delivering cannabis and must produce it to the Commissioner or law enforcement official upon request.

No cannabis may be sold, dispensed, or distributed via a delivery service or any other manner outside of a DF without the approval of DCP. Beginning on July 1, 2021, DFs were permitted to deliver medical marijuana to a patient using the DFR's employees; this authorization will expire 30 days after the first five delivery service licensees have commenced public operation. A primary caregiver may deliver cannabis to the caregiver’s qualified patient and a DFE may deliver to a hospice or other inpatient care facility licensed by the Department of Public Health that has a protocol for handling and distributing cannabis that has been approved by the DCP.

Inspections by the Commissioner

All documents required to be kept by a facility must be maintained in an auditable format for no less than three years. These records must be provided to the Commissioner or an authorized delegate immediately upon request. Additionally, the Commissioner and authorized delegates may enter any place, including a vehicle, where cannabis is held, produced, or otherwise handled, and inspect in a reasonable manner such place and all pertinent items and documents within it.

Regulation of the Connecticut Adult-Use Marijuana Market

On June 22, 2021, Governor Ned Lamont signed into law Senate Bill 1201, the Responsible and Equitable Regulation of Adult-Use Cannabis Act (“RERACA”), authorizing the possession of certain quantities of marijuana for adults over the age of 21,effective

July 1, 2021, and creates a framework for the regulation of adult-use marijuana cultivation, production, distribution, and sale to consumers over the age of 21. On October 1, 2021, the DCP issued operational policies and procedures and implemented the licensing framework for the cultivators, micro-cultivators, product manufacturers, food and beverage manufacturers, product packagers, retailers, hybrid retailers, transporters, and delivery services.

Half of the licenses are to be granted to social equity applicants—defined as people who have lived in geographic areas disproportionately impacted by the war on drugs and who make no more than three times the state’s median income. Beginning on February 4, 2022, the state’s existing medical marijuana dispensaries were permitted to convert to “hybrid retailers” without applying to the lottery process for new licenses, to serve both medical and adult-use consumers. In order to convert, applicants must have a Social Equity Council-approved workforce development plan and pay a fee of $1 million, or $500,000 if the dispensary has committed to creating at least one equity joint venture. Hybrid retailers must maintain a licensed pharmacist on premises at all times when the hybrid retail location is open to the public or to qualifying patients and caregivers. The hybrid retailer must also accommodate an expedited method of entry that allows for priority entrance into the premises for qualifying patients and caregivers. Additionally, the license conversion requires a DF to submit to, and obtain approval from the DCP for, a detailed medical marijuana preservation plan for how it will prioritize sales and access to medical marijuana products for qualifying patients, including, but not limited to, managing customer traffic flow, preventing supply shortages, providing delivery services and ensuring appropriate staffing safeguards. On November 22, 2022 and December 9, 2022, DCP announced that several MMP licensees successfully completed the license conversion process to additionally serve the adult-use marijuana market including three producers and nine DP’s.

In February 2023, Trulieve obtained a license as a hybrid retailer and began adult-use cannabis sales in the state.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in Connecticut.

Regulation of the Medical Marijuana Market in Florida

In 2014, the Florida Legislature passed the Compassionate Use Act, or CUA, which was a low-THC (CBD) law, allowing marijuana containing not more than 0. 8% THC to be sold to patients diagnosed with severe seizures or muscle spasms and cancer. The CUA created a competitive licensing structure and initially allowed for one vertically integrated license to be awarded in each of five regions. The CUA set forth the criteria for applicants as well as the minimum qualifying criteria, which included the requirement to hold a nursery certificate evidencing the capacity to cultivate a minimum of 400,000 plants, to be operated by a nurseryman, and to be a registered nursery for at least 30 continuous years. The CUA also created a state registry to track dispensations. In 2016, the Florida Legislature passed the Right to Try Act ("RTA"), which expanded the State’s medical marijuana program to allow for full potency THC products to be sold as “medical marijuana” to qualified patients.

In November of 2016, the Florida Medical Marijuana Legalization ballot initiative (referred to herein as the “Initiative”) to expand the medical marijuana program under the RTA was approved by 71.3% of voters, thereby amending the Florida constitution. The Initiative is now codified as Article X, Section 29 of the Florida Constitution. The Initiative expanded the list of qualifying medical conditions to include cancer, epilepsy, glaucoma, HIV and AIDS, ALS, Crohn’s disease, Parkinson’s disease, PTSD, multiple sclerosis, and other debilitating medical conditions of the same kind or class or comparable to those other qualifying conditions and for which a physician believes the benefits outweigh the risks to the patient. The Initiative also provided for the implementation of State-issued medical marijuana identification cards. In 2017, the Florida Legislature passed legislation implementing the constitutional amendment and further codifying the changes outlined in the constitution into law. The 2017 law provides for the issuance of 10 licenses to specific entities and another four licenses to be issued for every 100,000 active qualified patients added to the registry. The 2017 law also initially limited license holders to a maximum of 25 dispensary locations with the ability to purchase additional dispensary locations from one another and for an additional five locations to be allowed by the State for every 100,000 active qualified patients added to the registry. The 2017 legislation’s cap on dispensing facilities expired in April 2020.

Under Florida law, a licensee is required to cultivate, process, and dispense medical marijuana. Licenses are issued by the Florida Department of Health, Office of Medical Marijuana Use, or OMMU, and may be renewed biennially. Trulieve US received its most recent license renewal on July 24, 2020, and is classified as a Medical Marijuana Treatment Center, or MMTC, under Florida law.

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

Under our license, we are permitted to sell marijuana to those customers who are entered into Florida’s electronic medical marijuana use registry by a qualified physician and possess a state-issued medical marijuana identification card and a valid certification from the qualified physician. The physician determines customer eligibility as well as the routes of administration (e.g., topical, oral, inhalation sublingual, suppository, edible, and smoking marijuana) and the number of milligrams per day a customer is able to obtain under the program. The physician may order a certification for up to three 70-day supply limits of marijuana, following which the certification expires, and a physician must issue a new certification. The number of milligrams dispensed, the category of marijuana (either low-THC or medical marijuana), and whether a delivery device, such as a vaporizer, has been dispensed is all recorded in the registry for each customer transaction. In addition, smokable flower was approved by the legislature and signed into law in March 2019. Customers must obtain a specific recommendation from their physician to purchase smokable flower. The maximum amount a customer may obtain is 2.5 ounces (measured by weight) of smokable flower per 35-day supply.

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

Dispensaries may be located in any location zoned as appropriate for a pharmacy throughout the State of Florida as long as the local government has not expressly prohibited MMTC dispensaries in their respective municipality. Additionally, dispensaries must be located more than 500 feet from a public or private elementary, middle, or secondary school. Following the adoption of the cap on total dispensaries by each MMTC, as discussed above, our Florida licensee filed a claim in the Court for the Second Judicial Circuit in Leon County challenging the dispensary cap and asking the Court to disregard the dispensary locations we had open and/or applied for prior to the limitation becoming effective. On February 4, 2019, we announced that we won our lawsuit in the trial court, with the court ruling that we may open an additional 14 dispensary locations based on these locations having previously vested. Moreover, the Court ruled that in the alternative, the statutory caps placed on the number of dispensaries allowed across the State were not only unconstitutionally added after Amendment 2 had been approved by voters but were also adversely impacting customer access. We have since settled our challenge with the Florida Department of Health. Our 14 dispensaries established before the statewide cap was enacted are now excluded from the statutory cap. The statutory cap expired in April 2020; thus, neither Trulieve US nor its competitors in Florida are subject to restrictions on the number of dispensaries that may be opened. As of January 12, 2023, we had 123 approved dispensaries in the State of Florida. In addition, our license allows us to deliver products directly to customers.

Florida Reporting Requirements

Florida law called for the OMMU to establish, maintain, and control a computer software tracking system that traces marijuana from seed to sale and allows real-time, 24-hour access by the OMMU to such data. The tracking system must allow for integration of other seed-to-sale systems and, at a minimum, include notification of certain events, including when cannabis seeds are planted, when marijuana plants are harvested and destroyed, and when cannabis is transported, sold, stolen, diverted, or lost. Each medical cannabis treatment center shall use the seed-to-sale tracking system established by the OMMU or integrate its own seed-to-sale tracking system with the seed-to-sale tracking system established by the OMMU. At this time, the OMMU has not implemented a statewide seed-to-sale tracking system; thus, we use our own seed-to-sale system. Additionally, the OMMU maintains a patient and physician registry, and licensees must comply with all requirements and regulations regarding the provision of required data or proof of key events to said system to retain their license. Florida requires all MMTCs to abide by representations made in their original application to the State of Florida or any subsequent variances to the same. The OMMU must approve any changes or expansions of previous representations and disclosures to the OMMU via an amendment or variance process.

Florida Licensing Requirements

Licenses issued by the OMMU may be renewed biennially so long as the licensee continues to meet the requirements of the Florida Statute 381.986 and pays a renewal fee. Individuals or entities who directly or indirectly own, control, or hold with power to vote five percent or more of the voting shares of a MMTC may not acquire direct or indirect ownership or control of any voting shares or other form of ownership of any other MMTC. Applicants must demonstrate (and licensed MMTC’s must maintain) that: (i) they have been registered to do business in the State of Florida for the previous five years, (ii) they possess a valid certificate of registration issued by the Florida Department of Agriculture & Consumer Services, (iii) they have the technical and technological ability to cultivate and produce marijuana, including, but not limited to, low-THC marijuana, (iv) they have the ability to secure the premises, resources, and personnel necessary to operate as an MMTC, (v) they have the ability to maintain accountability of all raw materials, finished products, and any by-products to prevent diversion or unlawful access to or possession of these substances, (vi) they have an infrastructure reasonably located to dispense marijuana to registered qualified patients statewide or regionally as determined by the OMMU, (vii) they have the financial ability to maintain operations for the duration of the two-year approval cycle, including the provision of certified financial statements to the OMMU, (viii) all owners, officers, board members and managers have passed a Level II background screening, inclusive of fingerprinting, (ix) they ensure that a medical director is employed to supervise the activities of the MMTC, and (x) they have a diversity plan and veterans plan accompanied by a contractual process for establishing business relationships with veterans and minority contractors and/or employees. Upon approval of the application by the OMMU, the applicant must post a performance bond of up to US $5 million, which may be reduced to US $2 million once the licensee has served 1,000 patients (which Trulieve has accomplished).

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

Florida Security and Storage Requirements for Cultivation, Processing and Dispensing Facilities

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

An MMTC must at all times provide secure and logged access for all marijuana materials. This includes approved vaults or locked rooms. There must be at least two employees of the MMTC, or an approved security provider on-site at all times. All employees must wear proper identification badges, and visitors must be logged in and wear a visitor badge while on the premises. The MMTC must report to local law enforcement any loss, diversion, or theft of marijuana materials within 24 hours of becoming aware of such an occurrence.

Florida Transportation Requirements

When transporting marijuana to dispensaries or customers for delivery, a manifest must be prepared, and transportation must be done using an approved vehicle. The marijuana must be stored in a separate, locked area of the vehicle, and at all times while in transit, there must be two people in a delivery vehicle. During deliveries, one person must remain with the vehicle. The delivery employees must at all times have identification badges. The manifest must include the following information: (i) departure date and time; (ii) name, address, and license number of the originating MMTC; (iii) name and address of the receiving entity; (iv) the quantity and form of marijuana and delivery device; (v) arrival date and time; (vi) the make, model and license plate of the delivery vehicle; and (vii) the name and signatures of the MMTC delivery employees. The MMTC must keep these manifests for inspection for up to three years. During the delivery, a copy of the manifest is also provided to the recipient.

OMMU Inspections in Florida

The OMMU may conduct announced or unannounced inspections of MMTCs to determine compliance with applicable laws and regulations. The OMMU is to inspect an MMTC upon receiving a complaint or notice that the MMTC has dispensed marijuana containing mold, bacteria, or other contaminants that may cause an adverse effect to humans or the environment. The OMMU is to conduct at least a biennial inspection of each MMTC to evaluate the MMTC’s records, personnel, equipment, security, sanitation practices, and quality assurance practices.

See Appendix A to this Annual Report on Form 10-K for details regarding the license associated with the Company's operations in Florida.

Regulation of Medical Marijuana in Georgia

On April 17, 2019, Georgia Governor Brian Kemp signed into law the Hope Act, which creates a regulatory scheme to permit the production of low-THC oil, that is, oil with a THC content of no greater than 5%, for provision to patients for medical purposes. In specific, the Hope Act created a seven-member Georgia Access to Cannabis Commission (the “GA Commission”), charged with drafting regulations to implement the low-THC oil program. Under the Hope Act, the GA Commission is permitted to issue up to six production licenses – two Class 1 licenses allowing up to 100,000 square feet of cultivation canopy each and four Class 2 licenses allowing up to 50,000 square feet of cultivation canopy each – and is also required to issue licenses to the University of Georgia and Fort Valley State University, in the event that either University chooses to participate, for cultivation and research regarding low-THC oil. The Hope Act envisions that the Georgia Board of Pharmacy would develop and oversee licensing criteria by which pharmacies would be permitted to dispense low-THC oil; the GA Commission is also expected to issue rules to license free-standing dispensaries. On July 24, 2021, the GA Commission announced its intention to award the two Class 1 and four Class 2 production licenses, including the award of one Class 1 license to Trulieve GA Inc. The regulations for the licensure of dispensaries have not yet been adopted, and so there are no currently licensed dispensaries in Georgia.

Georgia law requires eligible patients to obtain physician approval to be added to the Low THC Oil Registry, which is administered by the Georgia Department of Public Health. Qualifying conditions include: (1) end-stage cancer-producing wasting illness or recalcitrant nausea and vomiting,(2) severe or end-stage amyotrophic lateral sclerosis, (3) seizure disorders related to diagnosis of epilepsy or trauma-related head injuries, (4) multiple sclerosis, (5) Crohn’s disease, (6) mitochondrial disease, (7) severe or end-stage Parkinson’s disease, (8) severe or end-stage sickle cell disease, (9) severe Tourette’s syndrome, (10) autism spectrum disorder when a patient is 18 years of age or older, or less than 18 years of age and diagnosed with severe autism, (11) epidermolysis bullosa, (12) severe or end-stage Alzheimer’s diseases, (13) severe or end-stage AIDS, (14) severe or end-stage peripheral neuropathy, (15) inpatient or outpatient hospice treatment, (16) intractable pain, and (17) post-traumatic stress disorder resulting from direct exposure to or witnessing of a trauma for a patient who is at least 18 years of age. At present, Georgia law prohibits registered patients from ingesting low-THC oil through any manner that employs a heating element or similar means to produce vapors, including combustible products as well as vaporizers.

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

See Appendix A to this Annual Report on Form 10-K for details regarding the license associated with the Company's operations in Georgia.

Regulation of the Medical and Adult-Use Marijuana Markets in Maryland

Maryland's state-regulated medical marijuana program became operational on December 1, 2017. The Maryland Medical Cannabis Commission (the “MMCC”) regulates the state program and awarded operational licenses in a highly competitive application process. One hundred two dispensary licenses were awarded out of a pool of over 800 applicants, while an original fifteen cultivation licenses were awarded out of a pool of nearly 150 applicants. In April 2018, Maryland lawmakers agreed to expand the state’s medical marijuana industry by authorizing an additional twenty licenses, seven for cultivation and thirteen for processing. The state program allows access to medical marijuana for patients with chronic or debilitating diseases or medical conditions, including but not limited to: chronic pain, nausea, seizures, glaucoma, PTSD, and other conditions which are severe and for which other treatments have been ineffective.

There are three principal medical marijuana license categories in Maryland: (1) grower, (2) processor, and (3) dispensary. We have control and/or ownership over one grower license, one processor license, and three dispensaries. All licenses are, as of the date hereof, active with the State of Maryland. The licenses are independently issued for each approved activity for use at our facilities in Maryland.

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

Maryland Dispensing Requirements (Medical)

In order to dispense medical marijuana, a licensed dispensary is required to comply with various dispensing requirements: (1) require presentment of a written certification from a qualifying patient or caregiver, (2) query the MMCC’s data network to verify that the patient is currently registered and has a certification from a provider, as well as the amount of medical marijuana that has already been dispensed pursuant to the written certification,(3) dispense no more than a 30-day supply, and (4) decline to dispense medical marijuana if the patient or caregiver appears to be under the influence of drugs or alcohol. Registered patients and caregivers are required to provide attestations relating to their knowledge of the status of medical marijuana under Maryland and Federal law, as well as limitations on the use of medical marijuana, such as keeping away from children and refraining from transfer to any other person.

Maryland Requirements Relating to Recordkeeping and Inventory Control (Medical)

Licensed growers are required to use a perpetual inventory system that identifies and tracks each lot of medical marijuana from the time of propagation to the time it is delivered to a licensed dispensary and dispensed to a qualified patient. The perpetual inventory system is required to be capable of tracking marijuana back to its original source and to promptly identify discrepancies. Each plant within the perpetual inventory system is required to be assigned a unique identifier that is traceable through the entire production and dispensing lifecycle. Licensees are required to investigate discrepancies identified by the perpetual inventory system and to report such discrepancies to the MMCC and Maryland State Police where the licensee finds evidence of theft or diversion.

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

Maryland Requirements Relating to Security (Medical)

Licensees are required to take measures to ensure the safety and security of licensed premises such as: (1) constructing the premises so as to prevent unauthorized entry, (2) constructing secure rooms for the storage of marijuana that are not along the exterior wall of a facility and that have access-controlled entry, (3) utilizing exterior lighting fixtures to ensure proper surveillance, (4) installing security alarms covering perimeter entry points, which shall be continuously monitored, (5) installing separate alarm systems to protect on-site and off-site record storage areas, as well as areas used for marijuana storage, and (6) utilizing motion-activated video surveillance that covers entrances and exits to a facility, as well as any area that marijuana is packaged, tested, processed, stored, or dispensed.

Maryland Reporting Requirements (Medical)

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

MMCC Inspections (Medical)

Licensees are required to submit to announced and unannounced inspections by the MMCC, including but not limited to inspections based upon an allegation of noncompliance.

Regulation of the Adult-Use Marijuana Market

On November 8, 2022, Maryland voters approved a statewide referendum which legalizes marijuana for adults 21 years or older beginning in July 2023 and directs the Maryland State Legislature to pass laws for the use, distribution, regulation, and taxation of marijuana during the 2023 legislative session (January 11 – April 10, 2023). While sales may begin as early as July 1, 2023, the specifics surrounding the program's licensing structure and timeline will be determined within the statutory framework and related regulations promulgated thereafter which have not yet been determined.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in Maryland.

Regulation of the Medical and Adult-Use Marijuana Markets in Massachusetts

The Commonwealth of Massachusetts authorizes the cultivation, possession, and distribution of marijuana for medical purposes by certain licensed Massachusetts marijuana businesses. The Medical Use of Marijuana Program, or MUMP, registers qualifying patients, personal caregivers, Medical Marijuana Treatment Centers, or MTCs, and MTC agents. The MUMP was established by Chapter 369 of the Acts of 2012, “An Act for the Humanitarian Medical Use of Marijuana,” following the passage of the Massachusetts Medical Marijuana Initiative in the 2012 general election. MTC Licenses are vertically integrated licenses in that each MTC license holder must cultivate, process, and dispense medical marijuana. The Cannabis Control Commission, or CCC, assumed control of the MUMP from the Department of Public Health on December 23, 2018. The CCC approved revised regulations for the MUMP on November 30, 2020, and the revised regulations became effective on January 8, 2021.

The Commonwealth of Massachusetts Cannabis Control Commission, or CCC, regulations, 935 CMR 501.000 et seq. (referred to herein as the “Massachusetts Medical Regulations”), provide a regulatory framework that requires MTCs to cultivate, process, transport, and dispense medical cannabis in a vertically integrated marketplace. Patients with debilitating medical conditions qualify to participate in the program, including conditions such as cancer, glaucoma, positive status for HIV, AIDS, hepatitis C, amyotrophic lateral sclerosis (ALS), Crohn’s disease, Parkinson’s disease, and multiple sclerosis (MS) when such diseases are debilitating, and other debilitating conditions as determined in writing by a qualifying patient’s healthcare provider.

Massachusetts Licensing Requirements (Medical)

The Massachusetts Medical Regulations delineate the licensing requirements for MTCs in Massachusetts. Licensed entities must demonstrate the following: (i) they are licensed and in good standing with the Secretary of the Commonwealth of Massachusetts; the Massachusetts Department of Revenue (“DOR”), and the Massachusetts Department of Unemployment Assistance (“DUA”); (ii) no person or entity has “Direct or Indirect Control” over more than three MTC licenses; (iii) under a single MTC License, a licensee may not operate more than two locations in Massachusetts at which medical marijuana is cultivated, marijuana infused products are manufactured, and marijuana is dispensed; (iv) MTC agents must be registered with the Massachusetts Cannabis Control Commission; (v) an MTC must have a program to provide reduced cost or free marijuana to patients with documented verifiable financial hardships; (vi) one executive of an MTC must register with the Massachusetts Department of Criminal Justice Information Services on behalf of the entity as an organization user of the Criminal Offender Record Information (CORI) system; (vii) the MTC applicant has initial capital resources of at least $500,000 in its control for its first license application and $400,000 for subsequent license applications, as evidenced by bank statements, lines of credit or equivalent; and (viii) payment of the required application fee.

MTC Licenses in Massachusetts are renewed annually. While renewals are granted annually, there is no ultimate expiry after which no renewals are permitted. Additionally, in respect of the renewal process, provided that the requisite renewal fees are paid, the renewal application is submitted in a timely manner, and there are no material violations noted against the applicable license, we would expect to receive the applicable renewed license in the ordinary course of business.

Massachusetts Dispensary Requirements (Medical)

An MTC must follow its written and approved operating procedures in the operation of its dispensary locations. Operating procedures must include (i) security measures in compliance with the Massachusetts Medical Regulations; (ii) employee security policies including personal safety and crime prevention techniques; (iii) hours of operation and after-hours contact information; (iv) a price list for marijuana products; (v) storage and waste disposal protocols in compliance with state law; (vi) a description of the various strains of marijuana that will be cultivated and dispensed, and the forms that will be dispensed; (vii) procedures to ensure accurate recordkeeping including inventory protocols; (viii) plans for quality control; (ix) a staffing plan and staffing records; (x) diversion identification and reporting protocols; (xi) policies and procedures for the handling of cash on MTC premises including storage, collection frequency and transport to financial institutions; (xii) emergency procedures and procedures to promote workplace safety; (xiii) alcohol, smoke and drug free workplace policies; (xiv) plan for maintaining confidential information and records; (xv) procedures for determining prices and provision of free or reduced costs marijuana and marijuana products to patients with verified financial hardships; (xvi) policies and procedures for energy efficiency and conservation; and (xvii) procedures for patient education activities. The siting of dispensary locations is expressly subject to local/municipal approvals pursuant to state law, and municipalities may impose local permitting and licensing requirements that an MTC must comply with. The Massachusetts Medical Regulations require that MTCs limit their inventory of seeds, plants, and usable marijuana to reflect the projected needs of registered qualifying patients. An MTC may only dispense to a registered qualifying patient or caregiver who has a currently valid certification.

Massachusetts Security and Storage Requirements (Medical)

An MTC must implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the MTC. These measures include, but are not limited to: (i) allowing only registered qualifying patients, caregivers, dispensary agents, authorized persons, or approved outside contractors access to the MTC facility; (ii) disposing of marijuana or by-products in compliance with the law; (iii) establishing limited access areas accessible only to authorized personnel; (iv) storing finished marijuana in a secure locked safe or vault; (v) keeping equipment, safes, vaults or secured areas securely locked; (vi) ensuring that the outside perimeter of the MTC is sufficiently lit to facilitate surveillance; and (vii) ensuring that landscaping or foliage outside of the MTC does not allow a person to conceal themselves. An MTC shall also utilize a security/alarm system that: (i) monitors entry and exit points and perimeter windows, (ii) includes a panic, duress, or holdup alarm, (iii) includes system failure notifications, (iv) includes 24-hour video surveillance of safes, vaults, sales areas, areas where marijuana is cultivated, processed or dispensed, and (v) includes date and time stamping of all recordings and the ability to produce a clear, color still photo. The security system shall have the capacity to remain operational during a power outage. The MTC must also maintain a backup alarm system with the capabilities of the primary system, and both systems are to be maintained in good working order and are to be inspected and tested at regular intervals.

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

Regulation of the Adult-Use Marijuana Market in Massachusetts

Adult-use marijuana has been legal in Massachusetts since December 15, 2016, following a ballot initiative in November of that year. The CCC licenses various types of adult-use marijuana businesses, including cultivators, product manufacturers, and retailers (referred to herein collectively as “Marijuana Establishments”) pursuant to 935 CMR 500.000 et seq. The first adult-use marijuana facilities in Massachusetts began operating in November 2018. The CCC approved revised regulations for the adult-use program effective November 1, 2019, and January 8, 2021.

Massachusetts Licensing Requirements (Adult-Use)

Many of the same application requirements exist for an adult-use Marijuana Establishment license application as to those for a medical MTC application, and each person having “Direct or Indirect Control” must undergo background checks and fingerprinting with the CCC. Applicants must submit the location and identification of each site and must establish a property interest in the same, and the applicant and the local municipality must have entered into a host community agreement authorizing the location of the adult-use Marijuana Establishment within the municipality and a host community agreement certification form must be included in the application. Applicants must include disclosure of any regulatory actions against it by the Commonwealth of Massachusetts, as well as the civil, criminal, and administrative history of the applicant and all persons and entities having “Direct or Indirect Control.” The application must include, amongst other information, a detailed summary describing the Marijuana Establishment’s proposed operating policies, including security, prevention of diversion, storage, transportation, inventory procedures, quality control, dispensing procedures, personnel policies, record keeping, maintenance of financial records, diversity plans, and employee training protocols.

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

Massachusetts Security and Storage Requirements (Adult-Use)

Each Marijuana Establishment must implement sufficient security measures to deter and prevent unauthorized entrance into areas containing marijuana and theft of marijuana at the establishment. Massachusetts imposes robust security requirements on licensed establishments.

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

CCC Inspections

The CCC or its agents may inspect a Marijuana Establishment and affiliated vehicles at any time without prior notice. All areas of a Marijuana Establishment, all Marijuana Establishment agents and activities, and all records are subject to such inspection. During an inspection, the CCC may direct a marijuana establishment to test marijuana for contaminants as specified by the CCC. Moreover, the CCC is authorized to conduct a secret shopper program to ensure compliance with all applicable laws and regulations.

Regulatory Changes for Medical and Adult Use Marijuana in Massachusetts

The CCC voted to adopt significant amendments of both the medical and adult-use marijuana regulations at its meeting on November 30, 2020. The new regulations became effective on January 8, 2021. Significant changes included:

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

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in Massachusetts.

Regulation of the Medical Market in Ohio

On June 8, 2016, former Ohio Governor John Kasich signed House Bill 523 into law, sanctioning the use of marijuana for limited medical purposes and establishing a commercial marijuana regulatory regime. Qualifying conditions for access to medical marijuana under the program include, but are not limited to, chronic and severe pain, post-traumatic stress disorder and cancer. Ohio’s medical cannabis program is regulated by both the Ohio Department of Commerce (“Department of Commerce”) and the Ohio Board of Pharmacy (“Ohio Board”). The Department of Commerce is responsible for licensing cultivators, processors and testing laboratories, while the Ohio Board is responsible for registering patients and caregivers as well as licensing medical marijuana dispensaries. Final regulations governing the program, including applications for business licensure, the operation of commercial medical cannabis establishments, physician certifications and patient registration have been adopted.

Ohio Licenses and Regulations

Ohio’s medical cannabis program allows businesses to be structured as for-profit entities and does not impose residency requirements for investment or ownership in a commercial cannabis license. Ohio’s licensing structure permits, but does not require, vertical integration. Each license (cultivation, processor and dispensary) is issued on an individual basis for each facility type/function. There are three different types of processors — stand-alone, vertically integrated facilities and a plant-only processor, which is a cultivator who distributes plant material directly to dispensaries. Cultivators can grow, harvest, package, and transport medical marijuana. Dispensaries can sell medical marijuana to qualifying patients and caregivers. Processors can manufacture medical marijuana products.

Notably, there is a requirement that a dispensary license must have been continually operational for one year prior to any change of ownership. Common ownership between cultivation, processing and dispensing licenses is permitted, but prohibited for cannabis testing licensees. However, no one entity or person may own, have a financial interest in or significantly influence or control the activities of more than one cultivation license, more than one processing license or more than five dispensary licenses at any given time.

A license expires annually on the date it was issued. Facility Renewal Application and renewal fee must be submitted at least 30 days prior to the expiration date of the certificate of operation. Failure to do so may result in action from the state. A renewal application will be granted if the application is filed in a timely manner, the licensee submits the corresponding renewal fee, the department confirms that nothing warrants the denial of the renewal under the Administrative Code, and the licensee passes a full inspection, unless a full inspection was passed within three months before the renewal date.

Dispensing Operations

A dispensary employee must require the presentation of a valid registry identification card together with another form of approved state-issued photographic identification belonging to a qualifying patient or caregiver prior to selling medical marijuana to such qualifying patient or caregiver. Patients and caregivers may only purchase a forty-five day supply of medical marijuana during their respective fill period.

Requirements Relating to Recordkeeping and Inventory Control

All licensees are required to maintain a record of all inventory and transactions of medical marijuana in the statewide inventory tracking system, METRC. Each dispensary is required to keep a record of all medical marijuana received, dispensed, sold, destroyed, or used.

Ohio Requirements Related to Security

The Board and the Department require licensees to maintain extensive security policies, procedures, and measures such as on-site security during operational hours, access controls, a security system that’s operational at all times and uses commercial grade equipment, and alarms.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations in Ohio.

Regulation of the Medical Marijuana Market in Pennsylvania

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

In July 2022, Governor Wolf signed H.B. 331 (also known as Act 52), which provides additional protections under Pennsylvania law for financial institutions and insurers providing services to, or for the benefit of, a “legitimate cannabis-related business.” Act 52 also explicitly states that financial institutions and insurers are not obligated to provide services to marijuana businesses within the Commonwealth. Additionally, Act 52 requires marijuana businesses that are receiving financial or insurance services from a provider within Pennsylvania to disclose any suspension or revocation of marijuana-related permits, registrations, or certifications to the financial institution and/or insurer within five business days.

In October 2022, the DOH finalized its medical marijuana regulations. These final regulations mirror the temporary regulations and reflect the DOH’s efforts to keep pace with the growth and evolution of the medical marijuana program. The final regulations also account for many of the changes made by Act 44. The final regulations include notable updates on the following topics:

•
Background checks, changes of ownership, and changes of location.
•
Packaging and labeling requirements, including that labels must contain the species and percentages of all cannabinoids and individual terpenes.
•
Facility signage and security requirements.
•
Testing requirements, including that grower/processors must use separate testing laboratories for harvest and process testing.

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

Pennsylvania Dispensing Requirements

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

Pennsylvania Requirements Relating to Reporting, Recordkeeping, and Inventory Control

All permit holders are required to use the DOH-approved seed-to-sale tracking software for all inventory management and tracking. Permit holders must perform, at a minimum, monthly and annual inventory reviews that are maintained in an electronic record. Permit holders must have an electronic back-up system for all electronic records. Pennsylvania currently utilizes the MJFreeway platform.

Pennsylvania Requirements Relating to Security

All permit holders must employ security and surveillance systems, utilizing commercial-grade equipment, to prevent unauthorized entry and to prevent and detect an adverse loss. Permit holders must employ a professionally-monitored security and surveillance system that is operational 24 hours per day, 7 days per week and records all activity in images capable of clearly revealing facial detail. The permit holder must designate an employee to continuously monitor the security and surveillance systems at the facility.

Permit holders must retain at the facility, for at least four years, records of all inspections, servicing, alterations and upgrades performed on the systems. A permit holder must provide up to four screen captures of an unaltered copy of a video surveillance recording to the DOH or its authorized agents, law enforcement, or other Federal, State or local government officials if necessary to perform the government officials’ functions and duties.

Permit holders must install commercial-grade, nonresidential steel doors and door locks on each room where medical marijuana products are stored and on each external door of the facility. Keys or key codes for all doors must remain in the possession of designated authorized individuals. During all nonworking hours, all entrances to and exits from the facility must be securely locked. Permit holders must install lighting to ensure proper surveillance inside and outside of the facility. Permit holders must limit access to any room containing security and surveillance monitoring equipment to persons who are essential to maintaining security and surveillance operations; Federal, State and local law enforcement; security and surveillance system service employees; the DOH or its authorized agents; and other persons with the prior written approval of the DOH. The permit holder must make available to the DOH a current list of authorized employees and service employees or contractors who have access to any security and surveillance areas. Permit holders must keep security and surveillance rooms locked at all times and may not use these rooms for any other purpose or function.

Pennsylvania Department of Health Inspections

The Pennsylvania DOH may conduct announced or unannounced inspections or investigations to determine the MMO’s compliance with its permit. An investigation or inspection may include an inspection of an MMO’s site, facility, vehicles, books, records, papers, documents, data, and other physical or electronic information.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with our operations in Pennsylvania.

Regulation of the Medical Marijuana Market in West Virginia

On April 19, 2017, West Virginia Governor Jim Justice signed into law Senate Bill 386, which created a medical marijuana program for West Virginia residents with serious medical conditions, and permits medical marijuana to be cultivated, processed, and dispensed to registered patients in essentially non-combustible forms. The program is administered by the West Virginia Bureau for Public Health, Office of Medical Cannabis. The Office of Medical Cannabis has authority to (1) issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, (2) register medical practitioners who certify patients as having qualifying serious medical conditions, and (3) register and oversee patients with qualifying conditions.

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

Medical marijuana products initially allowed were pills, oils, gels, creams, ointments, tinctures, liquid, and non-whole plant forms for administration through vaporization. In 2020, the legislature passed Senate Bill 339, adding “dry leaf or plant form.” Dispensaries cannot sell edibles, but medical marijuana products could be mixed into food or drinks by patients themselves. Vaporization (or oils) is allowed, but smoking is prohibited.

In addition to Senate Bill 386, the Office of Medical Cannabis has also promulgated regulations codified in Chapter 16A of the West Virginia Code governing the activities of growers, processors, laboratories, dispensaries, and general provisions of West Virginia’s medical marijuana program.

The West Virginia statute creates three categories of licenses that a marijuana business may obtain: (1) grower, (2) processor, and (3) dispensary, corresponding to the growing of medical marijuana, the processing of cannabis plants into the products permitted under West Virginia law, and sales to registered patients, respectively. The statute provides that the Office may issue up to ten grower permits, ten processor permits, and one hundred dispensary permits and that it may not (1) issue more than one grower permit to one person, (2) issue more than one processor permit to one person, and (3) issue more than ten dispensary permits to one person.

A permittee is permitted to transport and deliver medical marijuana to a medical marijuana organization or an approved laboratory. A grower/processor may contract with a third-party contractor for delivery so long as the contractor complies with the Office of Medical Cannabis’ rules and regulations. A grower/processor must use a global positioning system to ensure safe, efficient delivery of the medical marijuana to a medical marijuana organization or an approved laboratory. Vehicles permitted to transport medical marijuana must be equipped with a secure lockbox or locking cargo area, have no markings that would either identify or indicate that the vehicle is being used to transport medical marijuana, be capable of being temperature-controlled for perishable medical marijuana, as appropriate, display current state inspection stickers and maintain a current state vehicle registration, and be insured in an amount that is commercially reasonable and appropriate. Medical marijuana stored inside the transport vehicle may not be visible from the outside of the transport vehicle. A transport vehicle is subject to inspection by the bureau or its authorized agents, law enforcement, or other federal or state officials if necessary to perform the government officials’ functions and duties. The Office of Medical Cannabis awarded ten grower permits on October 3, 2020. It awarded ten processor permits on November 13, 2020. It awarded one hundred dispensary permits on January 29, 2021, and announced that beginning February 3, 2021, West Virginia residents with qualifying medical conditions would be able to begin to submit applications to become registered patients. As of January 2023, there are nine operational growers, six operational processors, and forty operational dispensaries. Currently, there are approximately 17,473 approved medical marijuana patients in West Virginia.

Permits issued by the Office of Medical Cannabis are effective for one year from the date of issuance and may be renewed by applicants in good standing with the terms of a currently effective permit. Permits may be suspended or revoked on the basis of failure to prevent diversion of medical marijuana or violation of laws and rules applicable to medical marijuana businesses.

West Virginia Dispensing Requirements

Dispensaries are prohibited from dispensing marijuana products to anyone other than a registered patient or caregiver who presents a valid identification card from the Office of Medical Cannabis. Dispensing amounts are limited to those indicated in a registered patient’s certification by his/her medical practitioner, and in any event, a dispensary may not dispense more than a 30-day supply at a given time. A dispensary may not provide medical marijuana at no cost or make the dispensing of medical marijuana conditional upon the purchase of a medical device, instrument, or service provided at the dispensary or another location. Dispensaries may not deliver medical marijuana to a patient or caregiver’s home or any other location. A dispensary may only dispense medical marijuana to a patient or caregiver who presents a valid identification card to an employee at the facility who is authorized to dispense medical marijuana at the facility.

West Virginia Requirements Relating to Recordkeeping and Inventory Control

All permittees are required to make use of a state-mandated electronic tracking system that is accessible to the Office of Medical Cannabis. Permittees must maintain inventory data in the electronic tracking system, including medical marijuana products ready for sale and those awaiting disposal. At a minimum, permittees must perform monthly and annual inventories, which must be memorialized in an electronic record. West Virginia currently utilizes the METRC inventory tracking system. Growers and processors are required to contract with independent laboratories to test their products according to Office of Medical Cannabis rules.

Permittees must have security and surveillance systems utilizing commercial-grade equipment to prevent unauthorized entry and to prevent and detect an adverse loss. The security systems must incorporate a professionally monitored security alarm system that is operational 24 hours a day, seven days a week, and records all activity in images capable of clearly revealing facial detail; have the ability to clearly and accurately display the date and time; record all images captured by each surveillance camera for a minimum of two years in a format that may be easily accessed for investigative purposes; and utilize a security alarm system separate from the facility’s primary security system covering the limited access area or other room where the recordings are stored. Permittees must install commercial-grade, non-residential doors and door locks on each external door of the facility, with keys or key codes for all doors remaining in possession of designated authorized individuals. During all nonworking hours, all entrances to and exits from the site and facility must be securely locked. Permittees must install lighting to ensure proper surveillance both inside and outside of the facility. Access to rooms containing security and surveillance monitoring equipment must be limited to persons who are essential to maintaining security and surveillance operations; federal, state, and local law enforcement; security and surveillance system service employees; the bureau or its authorized agents; and other persons with the prior written approval of the Office of Medical Cannabis.

West Virginia Office of Medical Cannabis Inspections

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

Employees and Human Capital Resources

As of December 31, 2022, we had over 7,600 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Since the opening of our first store in 2016, our workforce has grown dramatically, including personnel in our cultivation, production, transportation and retail divisions, along with our executive and support services teams. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding our human capital. Please refer above to our discussion captioned “Diversity, Inclusion & Equity (DE&I)” for additional information regarding our programs to develop diversity, inclusion and equity in our workforce.

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
•
the risks related to control over variable interest entities
•
the effect of restrictions under U.S. border entry laws;
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
the effect of product liability claims;
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

In the United States, or the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. While this directive could result in the decriminalization of marijuana for medical and adult-use by descheduling or rescheduling marijuana, there are no assurances if or when there could be any change in the regulation of marijuana under the CSA. Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.

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

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions. The risks we face in connection with acquisitions include:

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

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with certain of our entities to operate dispensaries or own our licenses or cultivation assets in certain states in which our direct ownership of operations is restricted or prohibited. If our variable interest entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Accordingly, these contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entities.

Under our contractual arrangements, we may not be able to directly change the members of the boards of directors of these entities and would have to rely on the variable interest entities and the variable interest entity equity holders to perform their obligations in order to exercise our control over the variable interest entities. The variable interest entity equity holders may have conflicts of interest with us and they may not act in our best interests or may not perform their obligations under these contracts. For example, our variable interest entities and their respective equity holders could breach their contractual arrangements with us by, among other things, failing to conduct their operations (including failing to maintain licenses or comply with applicable ownership or reporting requirements) or taking other actions that are detrimental to our interests. If any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements and through arbitral or judicial agencies, which may be costly and time-consuming and may be limited by legal principles preventing the enforcement of a contract it involves a violation of law or public policy. See –"There is doubt regarding our ability to enforce contracts.” If we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entities, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

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

Our subsidiaries may not be able to obtain or maintain the necessary licenses, permits, certificates, authorizations or accreditations to operate their respective businesses, or may only be able to do so at great cost. In addition, our subsidiaries may not be able to comply fully with the wide variety of laws and regulations applicable to the cannabis industry. Such laws and regulations include requirements to use state mandated information technology reporting systems that may not fully integrate with our information technology systems. Failure to comply with or to obtain the necessary licenses, permits, certificates, authorizations or accreditations could result in restrictions on a subsidiary’s ability to operate in the cannabis industry, which could have a material adverse effect on our business, financial condition or results of operations.

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

The risk of negative effects related to a known material weakness in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we are working to remediate any material weaknesses or significant deficiencies in our internal controls over financial reporting, we cannot assure that additional material weaknesses or significant deficiencies will not occur in the future.

Ineffective internal control over financial reporting could result in errors or misstatements in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified material weaknesses related to information technology general controls, valuation of inventory, and the identification and evaluation of variable interest entities.

We are in the process of remediating the material weaknesses, as described in Part II, Item 9A “Controls and Procedures”. While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of the material weaknesses and the assessment to ensure the sustainability of these remediation actions. There can be no assurance that the additional processes, procedures, and controls that we have implemented while we work to remediate the material weaknesses or that other material weaknesses will not arise in the future. If the additional processes, procedures, and controls that we have implemented while we work to remediate the material weaknesses are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weaknesses or the discovery of additional control deficiencies could result in violations of applicable securities laws, CSE listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

In certain states, we depend on third-party suppliers to produce and ship our orders. Products purchased from our suppliers are resold to our customers. These suppliers could fail to produce products to our specifications or quality standards and may not deliver units on a timely basis. Any changes in our suppliers’ production or product availability could impact our ability to fulfill orders and could also disrupt our business due to delays in finding new suppliers. Furthermore, we cannot provide assurance that our internal controls and compliance systems will protect us from acts committed by our employees, agents or business partners in violation of U.S. federal or state or local laws. Any failure by third-party suppliers to fulfill our production requirements or any improper acts by employees or third-parties acting on our behalf could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

We may have increased labor costs based on union activity.

Labor unions are working to organize workforces in the cannabis industry in general. Currently, labor organizations have been recognized as a representative of our employees in both our affiliated Reading, Pennsylvania cultivation and processing facility and our affiliated Harvest of Southwest PA, LLC d/b/a Trulieve Pittsburgh (Federal Street), dispensary location. It is possible that additional certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

Our ability to make certain payments or advances will be subject to applicable laws and contractual restrictions in the instruments governing our indebtedness. The contractual restrictions in the instruments governing such indebtedness include restrictive covenants that limit our discretion with respect to certain business matters. These covenants place restrictions on, among other things, our ability to create liens or other encumbrances, to pay distributions or make certain other payments, and to sell or otherwise dispose of certain assets. A failure to comply with such obligations could result in a default, which, if not cured or waived, could permit acceleration of the relevant indebtedness. Our significant indebtedness could have important consequences, including: (i) our ability to obtain additional financing for working capital, capital expenditures, or acquisitions may be limited; and (ii) all or part of our cash flow from operations may be dedicated to the payment of the principal of and interest on our indebtedness, thereby reducing funds available for operations. These factors may adversely affect our cash flow. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially and adversely affect our business, results of operations, and financial condition.

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

Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. As of December 31, 2022, we had an aggregate of 262,263.86 Multiple Voting Shares outstanding, which were convertible into an aggregate of 26,226,386 Subordinate Voting Shares. If all or a substantial portion of our Multiple Voting Shares are converted into Subordinate Voting Shares, the potential for sales of substantial numbers of Subordinate Voting Shares may increase. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should it desire to do so.

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

There have been no penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this prospectus.

Item 4. Mine Safety Disclosures.

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading Price and Volume

The Subordinate Voting Shares are traded on the CSE under the symbol “TRUL.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated.

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume (#)
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$8.72	$21.60	31,338,044
Third Quarter (September 30, 2022)	$11.53	$19.77	17,985,615
Second Quarter (June 30, 2022)	$14.51	$27.42	24,446,760
First Quarter (March 31, 2022)	$21.71	$34.61	26,884,845

Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$29.05	$43.75	27,122,860
Third Quarter (September 30, 2021)	$29.54	$48.34	21,068,170
Second Quarter (June 30, 2021)	$43.20	$59.60	22,111,976
First Quarter (March 31, 2021)	$39.26	$67.45	26,428,456

Source: Bloomberg.

The Subordinate Voting Shares are also traded on the OTCQX under the symbol “TCNNF.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated.

Period	Low Trading Price ($)	High Trading Price ($)	Volume (#)
Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$6.39	$16.11	27,927,795
Third Quarter (September 30, 2022)	$8.29	$15.20	15,699,686
Second Quarter (June 30, 2022)	$11.28	$21.99	17,861,958
First Quarter (March 31, 2022)	$16.99	$27.44	26,432,828

Year Ended December 31, 2021
Fourth Quarter (December 31, 2021)	$23.10	$34.75	26,893,469
Third Quarter (September 30, 2021)	$23.38	$39.01	23,772,558
Second Quarter (June 30, 2021)	$34.52	$47.49	20,283,884
First Quarter (March 31, 2021)	$31.62	$53.73	29,364,111

Source: Bloomberg.

The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2022, there were approximately 375 shareholders of record of our Subordinate Voting Shares, 14 holders of record of our Multiple Voting Shares, and no holders of record of our Super Voting Shares.

Dividends

We have not declared dividends or distributions on Subordinate Voting Shares in the past. We currently intend to reinvest all future earnings to finance the development and growth of our business. As a result, we do not intend to pay dividends on Subordinate Voting Shares in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on the financial condition, business environment, operating results, capital requirements, any contractual restriction on the payment of dividends and any other factors the board deems relevant.

Stock Price Performance Graph

The following graph compares the cumulative total shareholder return on our Subordinate Voting Shares from September 25, 2018, when the Company began trading on the CSE, through December 31, 2022, with the comparable cumulative return of the Russell 2000 Index and a selected peer group of companies. The comparison assumes all dividends have been reinvested (if any) and an initial investment of $100 on September 25, 2018. The returns of each company in the peer group have been weighted to reflect their market capitalizations. All amounts below are disclosed in U.S. Dollars. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Below are the specific companies included in the peer group.

•
Cresco Labs Inc.
•
Curaleaf Holdings Inc.
•
Green Thumb Industries Inc.
•
Verano Holdings Corp.

During the year ended December 31, 2022, the Company determined the above identified peer group was more in line with the Company's operations and market capitalization than those identified in the prior year.

The performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2022 were reported in a Form 8-K or Form 10-Q filed with the SEC.

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

Overview

Trulieve is a vertically integrated cannabis company and multi-state operator which currently directly holds licenses to operate in ten states and has received notice of intent to award a license in an eleventh state. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona, Pennsylvania, and West Virginia. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, California, Colorado, Connecticut, Maryland, and Massachusetts, have adopted legislation permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered managed service agreements in the states in which they operate.

As of December 31, 2022, we operated 181 dispensaries, with 123 dispensaries in Florida, 20 dispensaries in Arizona, 19 affiliated dispensaries in Pennsylvania, three dispensaries in California, three dispensaries in Maryland, three dispensaries in Massachusetts, nine dispensaries in West Virginia and one dispensary in Connecticut, and we operated cultivation and processing facilities in Arizona, Colorado, Florida, Georgia, Maryland, Massachusetts, Pennsylvania, and West Virginia.

Components of Results of Continuing Operations

Revenue

We derive our revenue from cannabis products which we manufacture, sell and distribute to our customers by home delivery and in our dispensaries.

Gross Profit

Gross profit includes revenue less the costs directly attributable to product sales and includes amounts paid to produce finished goods, such as flower, and concentrates, as well as packaging and other supplies, fees for services and processing, allocated overhead which includes allocations of rent, administrative salaries, utilities, and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in margins over comparative periods as the regulatory environment changes.

Sales and Marketing

Sales and marketing expenses consist of marketing expenses related to marketing programs for our products. Personnel related costs related to dispensaries are the primary costs of sales and marketing. As we continue to expand and open additional dispensaries, we expect our sales and marketing expenses to continue to increase.

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

Other Income (Expense), Net

Other income (expense), net consist primarily of interest expense, interest income, and the impact of the revaluation of the liability classified warrants and our interest rate swap.

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

Financial Review

Highlights for the 2022 year include:

•
Revenue, net: We generated revenues of $1.24 billion from the sale of cannabis and cannabis related products, driven by our continued expansion in both our new and legacy markets.
•
Gross profit: We generated gross profit of $682.0 million.
•
Inventory: We ended the year with $297.8 million in inventories.
•
Net Cash from Operations: We generated cash from operations of $23.1 million.

Results of Continuing Operations

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021 and 2021 and 2020 for continuing operations, except as noted. Refer to Note 18. Discontinued Operations to the consolidated financial statements included in this Annual Report on Form 10-K for additional financial information related to our discontinued operations.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022		2021		2022 vs. 2021
	(in thousands)
Statement of operations data:	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount Change
Revenue, net	$1,239,812	100.0%	$937,981	100.0%	301,831
Cost of goods sold	557,820	45.0%	370,169	39.5%	187,651
Gross profit	681,992	55.0%	567,812	60.5%	114,180
Expenses:
Sales and marketing	284,936	23.0%	215,146	22.9%	69,790
General and administrative	169,731	13.7%	100,509	10.7%	69,222
Depreciation and amortization	119,371	9.6%	47,229	5.0%	72,142
Impairment and disposal of long-lived assets, net	75,547	6.1%	5,371	0.6%	70,176
Total expenses	649,585	52.4%	368,255	39.3%	281,330
Income from operations	32,407	2.6%	199,557	21.3%	(167,150)
Other income (expense):
Interest expense	(79,771)	(6.4%)	(34,787)	(3.7%)	(44,984)
Change in fair value of derivative liabilities - warrants	2,643	0.2%	208	0.0%	2,435
Other income, net	1,376	0.1%	1,109	0.1%	267
Total other expense, net	(75,752)	(6.1%)	(33,470)	(3.6%)	(42,282)
(Loss) income before provision for income taxes	(43,345)	(3.5%)	166,087	17.7%	(209,432)
Provision for income taxes	161,820	13.1%	146,703	15.6%	15,117
Net (loss) income from continuing operations and comprehensive (loss) income	(205,165)	(16.5%)	19,384	2.1%	(224,549)
Net loss from discontinued operations, net of tax benefit of $10,663 and $642, respectively	(47,562)	(3.8%)	(1,939)	(0.2%)	(45,623)
Net (loss) income	(252,727)	(20.4%)	17,445	1.9%	(270,172)
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(6,663)	(0.5%)	(587)	(0.1%)	(6,076)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(246,064)	(19.8%)	$18,032	1.9%	$(264,096)

Revenue, Net

Revenue for the year ended December 31, 2022, was $1,239.8 million, an increase of $301.8 million or 32%, from $938.0 million for the year ended December 31, 2021. The increase in revenue is due to contributions from acquisitions, most notably, Harvest Health & Recreation, Inc. ("Harvest") in October 2021 and Anna Holdings, LLC ("Keystone Shops") in July 2021, continued expansion into new states such as Massachusetts and West Virginia, and additional dispensaries opened in existing markets.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2022, was $557.8 million, an increase of $187.7 million or 51%, from $370.2 million for the year ended December 31, 2021, primarily in correlation with the increase in revenues. Cost of goods sold as a percentage of revenue was 45% for the year ended December 31, 2022 as compared to 39% for the year ended December 31, 2021, primarily due to increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Gross Profit

Gross profit for the year ended December 31, 2022, was $682.0 million, an increase of $114.2 million or 20% from $567.8 million for the year ended December 31, 2021. Gross profit as a percentage of revenue was 55% for the year ended December 31, 2022 as compared to 61% for the year ended December 31, 2021, due to higher revenue offset by many factors including, increased wholesale business, which is generally lower margin than retail sales, increased depreciation related to capital expenditures to support business growth, new production facilities where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2022, was $284.9 million, an increase of $69.8 million, or 32% from $215.1 million for the year ended December 31, 2021, but remained consistent as a percentage of revenue. The increase in sales and marketing is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2022, was $169.7 million an increase of $69.2 million or 69% from $100.5 million for the year ended December 31, 2021. General and administrative expense as a percentage of revenue increased from 11% to 14%. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, repositioning of facilities which have been temporarily idled, and amounts related to specific non-recurring items such as legal settlements. We also contributed $20.0 million to the Smart and Safe Florida campaign during 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2022, was $119.4 million, an increase of $72.1 million, or 153%, from $47.2 million for the year ended December 31, 2021. The overall increase in depreciation and amortization expense is due to increased depreciation from acquired facilities, and increased amortization related to acquired licenses and other intangibles, from the investment in infrastructure for additional dispensaries and cultivation facilities.

Impairment and Disposal of Long-lived Assets, Net

Loss on impairment and disposal of long-lived assets for the year ended December 31, 2022, was $75.5 million an increase of $70.2 million as compared to $5.4 million for the year ended December 31, 2021. The increase in the current period is primarily due to exited facilities and the repositioning of assets, primarily in our Southeast hub. The prior year primarily consisted of the write-off of certain licenses in our Southwest hub due to market changes and the disposal of certain long-lived assets.

Other Expense, Net

Total other expense, net for the year ended December 31, 2022 was $75.8 million, an increase of $42.3 million or 126%, from $33.5 million for the year ended December 31, 2021. The increase is primarily the result of an increase in interest expense related to additional private placement notes, notes payable, and finance leases to support business growth and loss on disposal of non-operational assets in the Northeast and Southeast as the Company continues to streamline its operations.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2022 was $161.8 million an increase of $15.1 million from $146.7 million for the year ended December 31, 2021. Provision for income taxes as a percentage of revenue decreased from 16% to 13%. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. During the third quarter of the 2022, the Company adopted a more favorable tax position with respect to intercompany management fees based on an IRS position taken in audit of a similar businesses. The increase in income tax expense is primarily due to the increase in gross profit as a result of increased revenue, partially offset by the more favorable tax position on intercompany management fees.
Net (Loss) Income from Continuing Operations and Comprehensive (Loss) Income

Net loss from continuing operations for the year ended December 31, 2022 was $205.2 million, a decrease of $224.5 million from net income from continuing operations of $19.4 million for the year ended December 31, 2021. A significant factor in the decrease in net income is the Company's repositioning and continued work to streamline our cultivation and production facilities and the markets in which we operate. This resulted in a loss on disposal of long-lived assets and non-operating assets of $75.5 million. The Company expects to continue to incur such costs in the near-term as we continue to focus on streamlining our business and the markets in which we operate or may enter into. The increase to sales and marketing expenses, general and administrative expenses, depreciation and amortization, and interest expense, as described above, were also factors in the decreased net income.

Net Loss from Discontinued Operations, Net of Tax Benefit

Net loss from discontinued operations, net of tax benefit, for the year ended December 31, 2022 was $47.6 million an increase of $45.6 million from net loss from discontinued operations of $1.9 million for the year ended December 31, 2021. The increase is primarily the result of our continued efforts to reposition assets and streamline operations which resulted in a one-time impairment of long-lived assets related to discontinued operations of $49.1 million, primarily consisting of a license and facility lease and related assets.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,
	2021		2020		2021 vs. 2020
	(in thousands)
Statement of operations data:	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount Change
Revenue, net	$937,981	100.0%	$521,533	100.0%	416,448
Cost of goods sold	370,169	39.5%	135,116	25.9%	235,053
Gross profit	567,812	60.5%	386,417	74.1%	181,395
Expenses:
Sales and marketing	215,146	22.9%	119,395	22.9%	95,751
General and administrative	100,509	10.7%	36,056	6.9%	64,453
Depreciation and amortization	47,229	5.0%	12,600	2.4%	34,629
Impairment and disposal of long-lived assets, net	5,371	0.6%	63	0.0%	5,308
Total expenses	368,255	39.3%	168,114	32.2%	200,141
Income from operations	199,557	21.3%	218,303	41.9%	(18,746)
Other income (expense):
Interest expense	(34,787)	-3.7%	(20,237)	(3.9%)	(14,550)
Change in fair value of derivative liabilities - warrants	208	0.0%	(42,679)	(8.2%)	42,887
Other income, net	1,109	0.1%	2,062	0.4%	(953)
Total other expense, net	(33,470)	-3.6%	(60,854)	(11.7%)	27,384
Income before provision for income taxes	166,087	17.7%	157,449	30.2%	8,638
Provision for income taxes	146,703	15.6%	94,451	18.1%	52,252
Net income from continuing operations and comprehensive income	19,384	2.1%	62,998	12.1%	(43,614)
Net loss from discontinued operations, net of tax benefit of $642 and $0, respectively	(1,939)	-0.2%	—	0.0%	(1,939)
Net income	17,445	1.9%	62,998	12.1%	(45,553)
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(587)	-0.1%	—	0.0%	(587)
Net income and comprehensive income attributable to common shareholders	$18,032	1.9%	$62,998	12.1%	$(44,966)

Revenue, Net

Revenue for the year ended December 31, 2021, was $938.0 million, an increase of $416.5 million or 80% from $521.5 million for the year ended December 31, 2020. The increase in revenue is primarily the result of increased locations, increased or new wholesale operations in specific markets, organic growth in retail sales due to an increase in products available for purchase, and acquisitions, most notably the acquisition of Harvest Health & Recreation, Inc. ("Harvest") in October 2021.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2021, was $370.2 million, an increase of $235.1 million or 174% from $135.1 million for the year ended December 31, 2020, primarily in correlation with the increase in revenue. Cost of goods sold as a percentage of revenue increased from 26% for the year ended December 31, 2020 to 40% for the year ended December 31, 2021 due to our inventory step-up related to acquisitions, increased wholesale business which is generally lower margin than retail sales, increased depreciation related to capital expenditures in cultivation and processing to support business growth and expansion into new markets which are not fully vertical, resulting in the sale of third party products, and therefore yield lower margin than the Florida vertical market.

Gross Profit

Gross profit for the year ended December 31, 2021, was $567.8 million, an increase of $181.4 million or 47% from $386.4 million for the year ended December 31, 2020, as a result of an increase in retail sales due to an increase in the number of dispensaries and customer count. Gross profit as a percentage of revenue decreased from 74% for the year ended December 31, 2020 to 61%, for the year ended December 31, 2021. This decrease is caused by inventory step-up related to acquisitions, increased wholesale business, which is generally lower margin than retail sales, increased depreciation related to capital expenditures in cultivation and processing to support business growth, expansion into new markets which are not fully vertical and therefore yield lower margin than the Florida vertical market and macro-economic factors centered around prices and labor.

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2021, was $215.1 million an increase of $95.7 million, or 80% from $119.4 million for the year ended December 31, 2020. The increase in sales and marketing is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share. This increased headcount resulted in higher personnel costs, which is the primary driver for the increase year over year.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2021, was $100.5 million an increase $64.5 million or 179% from $36.1 million for the year ended December 31, 2020. The increase in general and administrative expense is primarily the result of significant expenses incurred to acquire and integrate new subsidiaries, most notably Harvest and entering new markets and ramping up our infrastructure.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2021, was $47.2 million, an increase of $34.6 million, or 275% from $12.6 million for the year ended December 31, 2020. The overall increase in depreciation and amortization expenses was due to amortization of intangibles acquired and fair valued in acquisitions, and investment in infrastructure that resulted in more capitalized assets from additional dispensaries. Furthermore, depreciation expense increased due to additional finance leases added.

Impairment and Disposal of Long-lived Assets

Loss on impairment and disposal of long-lived assets for the year ended December 31, 2021, was $5.4 million an increase of $5.3 million from $0.1 million for the year ended December 31, 2020. The increase is primarily due to the write off of certain licenses in the Southwest due to market changes and the disposal of certain long-lived assets.

Other Expense, Net

Total other expense, net for the year ended December 31, 2021, was $33.5 million, a decrease of $27.4 million, or 45%, from $60.9 million for the year ended December 31, 2020. The overall decrease is primarily driven by $42.7 million of other expense due to revaluation of warrants, offset by increased interest expense due to additional financings.

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

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2021 was $146.7 million an increase of $52.3 million from $94.5 million for the year ended December 31, 2020, due to an increase in gross profit of $181.4 million for the same period. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The increase in income tax expense is due to the significant increase in gross profit as well as an increase in expenses with are not tax deductible under 280E.

Net Income and Comprehensive Income from Continuing Operations

Net income for the year ended December 31, 2021 was $19.4 million, a decrease of $43.6 million from $63.0 million for the year ended December 31, 2020. The decrease in net income was driven primarily by an increase in revenue due to increased dispensary locations, expansion of wholesale business, and acquisitions that was offset by the increased cost of goods sold and income tax expenses due to 280E, as described above. In addition, increases in sales and marketing and general and administrative expenses such significant expenses incurred to acquire and integrate new subsidiaries, most notably Harvest, increases in personnel costs, dispensary expenses, depreciation and amortization, interest expense, ramping infrastructure and go-forward compliance, all contributed to the offset in net income.

Net Loss from Discontinued Operations, Net of Tax Benefit

Net loss from discontinued operations, net of tax benefit, for the year ended December 31, 2021 was $1.9 million an increase of $1.9 million from zero for the year ended December 31, 2020, as there were no operations in the prior year 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, income tax payments, and acquisitions. Additionally, from time to time, we may use capital for other investing and financing activities. Working capital is used principally for our personnel as well as costs related to the growth, manufacture and production of our products. Our capital expenditures consist primarily of additional facilities and dispensaries, and improvements to existing facilities. Our debt service payments consist primarily of interest payments. Income tax payments are mainly represented by federal income tax payments due to IRC Section 280E. Acquisitions consist of expanding the cultivation and dispensary footprint.

Cash and cash equivalents were $212.3 million as of December 31, 2022. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Annual Report on Form 10-K through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:

•
Cash from ongoing operations,
•
Market offerings - the Company has the ability to offer equity in the market for significant potential proceeds, as evidenced by previous recent private placements,
•
Debt - the Company has the ability to obtain additional debt from additional creditors,
•
Exercise of share-based awards - the Company may receive funds from exercise of options and warrants from the holders of such securities.

Cash Flows

The consolidated statements of cash flows include continuing operations and discontinued operations for the year ended December 31, 2022 and 2021. There were no discontinued operations for the year ended December 31, 2020. The table below highlights our cash flows for the periods indicated.

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$23,096	$12,898	$99,643
Net cash used in investing activities	(215,057)	(215,184)	(174,654)
Net cash provided by financing activities	177,796	289,232	129,911
Net (decrease) increase in cash and cash equivalents	(14,165)	86,946	54,900
Cash, cash equivalents, and restricted cash, beginning of year	233,098	146,713	91,813
Cash and cash equivalents of discontinued operations, beginning of period	561	—	—
Less: cash and cash equivalents of discontinued operations, end of period	(621)	(561)	—
Cash, cash equivalents, and restricted cash, end of year	$218,873	$233,098	$146,713

Cash Flow from Operating Activities

Net cash provided by operating activities was $23.1 million for the year ended December 31, 2022, an increase of $10.2 million, compared to $12.9 million net cash provided by operating activities during the year ended December 31, 2021. This is primarily due to favorable changes in working capital, including the timing of income tax payments that were offset by increases in inventory.

Cash Flow from Investing Activities

Net cash used in investing activities was $215.1 million for the year ended December 31, 2022, a decrease of $0.1 million, compared to the $215.2 million net cash used in investing activities for the year ended December 31, 2021. The decrease is mainly due to the decrease of property and equipment purchases offset by cash provided by the Harvest acquisition.

Cash Flow from Financing Activities

Net cash provided by financing activities was $177.8 million for the year ended December 31, 2022, a decrease of $111.4 million, compared to the $289.2 million net cash provided by financing activities for the year ended December 31, 2021. The decrease is primarily related to a decrease in proceeds from borrowings compared to the prior year.

Balance Sheet Exposure

As of December 31, 2022 and 2021, 100% of our balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Annual Report on Form 10-K.

Contractual Obligations

As of December 31, 2022, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Notes payable	$12,453	$7,251	$72,428	$16,401	$108,533
Private placement notes	—	130,000	425,000	—	555,000
Operating lease liabilities	21,807	43,019	41,430	92,038	198,294
Finance lease liabilities	15,629	29,919	26,276	48,076	119,900
Construction finance liabilities	23,406	47,911	49,606	403,934	524,857
Lease settlements	2,041	1,429	847	2,647	6,964
Total (1)	$75,336	$259,529	$615,587	$563,096	$1,513,548

(1) Includes liabilities due in relation to our discontinued operations.

For additional information on our commitments for financing arrangements, future lease payments, lease guarantees, and other obligations, see Item 8, Note 10. Notes Payable, Note 11. Private Placement Notes, Note 12. Leases, Note 13. Construction Finance Liabilities, and Note 22. Commitments and Contingencies.

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Critical accounting policies and estimates

Critical accounting estimates

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make judgments, estimates, and assumptions about the carrying amounts of assets and liabilities that are not readily apparent from other sources. The estimates and underlying assumptions are reviewed on an ongoing basis. The estimates and associated assumptions are based on historical experience and other factors that are considered to be relevant. Actual results may differ from these estimates, and revisions to accounting estimates are recognized in the period in which the estimate is revised.

Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below. See Note 3. Summary of Significant Accounting Policies to the consolidated financial statements included in this Annual Report on Form 10-K for further information.

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

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets has the greatest sensitivity to the estimated discount rate used in the valuation. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections.

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

Long-lived Asset Impairment Assessment

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy of the business, a significant decrease in the market value of the assets or significant negative industry or economic trends. In accordance with ASC 360-10, when evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.

Goodwill Impairment Assessment

Goodwill is allocated at the date the goodwill is initially recorded. We conclude we operate one operating segment and reporting unit evaluating goodwill for impairment as one singular reporting unit. We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other-Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities, and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of a reporting unit with the carrying amount, including goodwill. If the Company would conclude a quantitative impairment test is required, the Company would review fair value techniques for the most appropriate technique generally applying the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins rate and the weighted average cost of capital. The cash flows employed in the DCF analysis are based the budget of the reporting unit, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. The reporting unit may be at risk of failing the quantitative impairment test if it had a fair value that is not substantially in excess of the carrying amount at the assessment date.

At the time of our assessment, the Company’s share price had declined affecting the Company’s market capitalization. This is considered a risk indicator for goodwill impairment. In assessing the reasonableness of the Company’s fair value, we reconciled the Company's market capitalization to the aggregate determined fair value of the Company, which, as of December 31, 2022, included a control premium. In order to determine the control premium, the Company assessed transactions of comparable multi-state operators in the cannabis industry. We determined the control premium was in line with other comparable transactions. The resulting fair value of the Company, including control premium, exceeded its carrying value. Therefore, management has concluded the market capitalization as of December 31, 2022 was not a triggering event that would require the Company to perform a quantitative assessment of goodwill.

Management will continue to monitor the Company’s market capitalization and estimated control premium for changes that could impact recoverability of goodwill. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the Company’s market capitalization continues to decline for a longer sustained period, there is additional risk that goodwill impairment could occur.

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

Critical accounting policies

Inventory

Our inventories primarily consist of raw materials, work in process, and finished goods. Costs incurred during the growing and production process are capitalized as incurred to the extent that cost is less than net realizable value. The costs include materials, labor and manufacturing overhead used in the growing and production processes. Pre-harvest costs are capitalized. Our inventory of purchased finished goods and packing materials are initially valued at cost and subsequently at the lower of cost and net realizable value.

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

Revenue Recognition

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Through our application of the standard, we recognize revenue to depict the transfer of promised goods to our customers in an amount that reflects the consideration of which we expect to be entitled to in exchange for those goods. Revenues consist of retail and wholesale sales of cannabis and cannabis related products, which are recognized when control of the goods has transferred to the customer and collectability is reasonably assured. This is generally when goods have been delivered, which is also when the performance obligation has been fulfilled under the terms of the related sales contract.

Share Based Compensation

We account for share-based compensation expense in accordance with FASB ASC 718 Compensation – Stock Compensation, which requires the measurement and recognition of share-based compensation expense based on estimated fair values, for all stock-based payment awards made to employees. We measure the share-based payment awards based on its estimated fair value of the awards using the Black-Scholes option pricing model, and the fair value of the Company’s common stock on the date of grant, for the warrants and options. We measure the share-based payment awards based on its estimated fair value of the awards using the Black-Scholes option pricing model for warrants and options, and the fair value of the Company’s common stock on the date of grant for restricted stock awards ("RSUs").

Acquisitions

We account for business combinations using the acquisition method in accordance with Accounting Standards Codification ASC 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized within the consolidated statements of operations and comprehensive income.

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

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets has the greatest sensitivity to the discount rate used in the valuation. The terminal growth rate represents the rate at which these businesses are expected to grow into perpetuity. Other significant assumptions include revenue, gross profit, operating expenses and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

Financial Instruments

We apply fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

Management’s Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as inventory step-up for fair value adjustments in purchase accounting, integration and transition costs, acquisition and transaction costs, other non-recurring costs such as contributions to specific initiative campaigns (such as Smart and Safe Florida), expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as variable interest entities ("VIEs") but not legally controlled and operated by the Company, discontinued operations, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. Adjusted EBITDA for the period ended December 31, 2021, has been adjusted to reflect this current definition and to conform with the current period presentation.

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

Adjusted EBITDA

	Year Ended		Change
	December 31,		Increase / (Decrease)
	2022	2021	$ %
	(in thousands)
Adjusted EBITDA	$400,137	$384,581	$15,556	4%

Adjusted EBITDA for the year ended December 31, 2022, was $400.1 million, an increase of $15.6 million or 4%, from $384.6 million for the year ended December 31, 2021. The following table presents a reconciliation of GAAP net income (loss) to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(246,064)	$18,032	$62,998
Add (deduct) impact of:
Interest expense	79,771	34,787	20,237
Provision for income taxes	161,820	146,703	94,451
Depreciation and amortization	119,371	47,229	12,600
Depreciation included in cost of goods sold	52,541	24,073	11,542
EBITDA	$167,439	$270,824	$201,828
Loss on impairment and disposal of long-lived assets, net	$75,547	$5,371	$63
Discontinued operations	47,562	1,939	—
Acquisition and transaction costs	24,756	15,831	4,724
Integration and transition costs	21,085	25,601	—
Legislative campaign contributions	20,000	—	—
Other non-recurring expenses	27,818	5,053	—
Share-based compensation and related premiums	18,124	13,444	2,765
Inventory step up, fair value	1,048	41,189	955
COVID related expenses	796	6,188	9,125
Change in fair value of derivative liabilities - warrants	(2,643)	(208)	42,679
Other income, net	(1,376)	(1,109)	(2,062)
Results of entities not legally controlled	(19)	458	—
Total adjustments	232,698	113,757	58,249
Adjusted EBITDA	$400,137	$384,581	$260,077

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

Credit Risk

Management does not believe that the Company has credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2022. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions.

Liquidity Risk

Liquidity risk is the risk that we will not be able to meet our financial obligations associated with financial liabilities. We manage liquidity risk through the management of our capital structure. Our approach to managing liquidity is to ensure that we will have sufficient liquidity to settle obligations and liabilities when due.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Our debt exposes us to risk of fluctuations in interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps ("Swaps") as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into one Swap contract during the year ended December 31, 2022, to hedge the floating rate term loans. Changes in market interest rates impact the fair value of our Swap contract the balance of which is $2.5 million as of December 31, 2022. See Note 11. Notes Payable to the consolidated financial statements in this Annual Report on Form 10-K for additional information.

In addition to our private placement notes payable and long-term debt, we also have lease obligations and construction finance liabilities that bare interest. Interest rates on existing leases and construction finance liabilities typically do not change unless there is a modification to an underlying agreement.

See Item 7, Liquidity and Capital Resources, for additional information.

Concentration Risk

Our operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania. Should economic conditions deteriorate, or competitive pressure intensify within that region, our results of operations and financial position would be negatively impacted.

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

Inflation Risk

During the year ended December 31, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level for the near-term. Rising inflation could have an adverse impact on expenses, as these costs could increase at a higher rate than revenues. Our costs are subject to fluctuations, particularly due to changes in the prices of raw product and packaging materials and the costs of labor, transportation and energy. Inflation pressures could also result in increases in these input costs. Therefore, our business results depend, in part, on our continued ability to manage these fluctuations through pricing actions, cost saving projects and sourcing decisions, while maintaining and improving margins and market share. Failure to manage these fluctuations could adversely impact our results of operations or cash flows. In addition, unfavorable macroeconomic conditions, such as a recession or continued slowed economic growth, could negatively affect consumer demand for cannabis products, which consequently, may negatively affect the results of operations. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of cannabis products, negatively impacting our net sales and margins. Softer consumer demand for cannabis products could reduce our profitability and could negatively affect our overall financial performance.

Financial Instruments and Financial Risk Management

We are exposed in varying degrees to a variety of financial instrument related risks. The board of directors of Trulieve mitigate these risks by assessing, monitoring and approving the risk management processes.

The Company’s financial instruments that are measured at fair valued on a recurring basis consist of money market funds, an interest rate swap, and a warrant liability. Our financial instruments where carrying value approximates the fair value include cash, accounts payable and accrued liabilities, notes payable, notes payable related party, operating lease liability, finance lease liability, other long-term liabilities and construction finance liability. Financial instruments recorded at fair value are classified using a fair value hierarchy that reflects the significance of the inputs to fair value measurements. The three levels of hierarchy are:

Level 1:	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2:	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and

Level 3:	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Item 8. Financial Statements and Supplementary Data.

The financial information required by Item 8 is located beginning on page F-1 of this Annual Report.

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

In connection with the preparation of this Form 10-K, as of December 31, 2022, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that as of December 31, 2022, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below under the caption “—Material Weakness in Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

As of December 31, 2022, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the foregoing evaluation, our management concluded that our internal controls over financial reporting were not effective because of the material weaknesses identified in our internal control over financial reporting discussed below, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We consolidated variable interest entities as of December 31, 2022, because we determined we were the primary beneficiary. We have elected to exclude our variable interest entities from the scope of our report on internal control over financial reporting as of December 31, 2022. The financial position of our variable interest entities represented an insignificant amount of our total assets, net revenues, and results of operations for the year ended December 31, 2022.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2022, the following material weaknesses have been identified:

•
Information technology general controls (ITGCs) were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted;
•
Ineffective design, implementation, and documentation of management review controls related to the valuation of inventory;
•
Ineffective design of controls to identify and evaluate the existence of, and accounting for, variable interest entities. The relevant accounting literature governing variable interest entities is highly complex and requires the exercise of significant judgment in determining whether an entity is a variable interest entity and whether that variable interest entity should be consolidated.

While the control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ending December 31, 2022, they did represent material weaknesses as of December 31, 2022, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Attestation Report of Independent Registered Public Accounting Firm

Marcum LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2022, which report follows below.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. In response to the identified material weakness in the overall control environment, management, with the oversight of the Audit Committee of the Board of Directors, has taken a number of remediation actions during the year ended December 31, 2022, and are continuing our actions. Remediation actions taken during the year are outlined below.

Information technology:

•
The Company has designed and is the process of designing and implementing improved or additional controls over access, change management, and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change management controls over system updates and the transfer of data between systems.
•
The Company continues to adjust its Enterprise Resource Planning (“ERP”) Systems to work towards improvement and automation of ITGC’s as well as other business process application controls.

•
The Company is enhancing procedures to validate the information produced by the entity and end user computing to compensate while the ITGC controls are being improved.

Inventory Valuation:

•
The Company continues to adjust its ERP Systems to work towards increasing the level of automation in inventory tracking and analysis and reducing manual processes.
•
Hiring additional qualified personnel to provide additional oversight around the inventory valuation process.
•
Adding additional and more robust management review controls to provide more focus on detailed analyses and enhanced monitoring of our inventory valuation policies and process.

Variable Interest Entities:

•
The Company is enhancing procedures around the identification and evaluation, and where applicable, remeasurement, of our variable interest entities and potential variable interest entities.
•
Reviewing business processes surrounding non-routine transactions and other complex financial reporting areas to identify and implement enhanced procedures related to internal controls.
•
Beginning in fiscal year 2022, the Company consolidated the identified variable interest entity that was previously not consolidated. The consolidated financial statements for prior periods were not and will not be modified in the current or future Annual Reports as such errors are immaterial to those periods.

Changes in Internal Control Over Financial Reporting

Except for the material weaknesses and the remediation efforts described above, no other change in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

10.30‡	Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021 (File No. 000-56248))

10.31+	Loan Agreement dated December 21, 2022 between Trulieve Capps Highway LLC and Valley National Bank, as agent, and the lenders named therein.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

23.1+	Consent of MNP LLP

23.2+	Consent of Marcum LLP

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Appendix A (Licenses and Permits)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)

+ Filed herein.

‡ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: March 8, 2023	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim Rivers	Director, Chief Executive Officer	March 8, 2023
Kim Rivers	(Principal Executive Officer)

/s/ Alex D’Amico	Chief Financial Officer	March 8, 2023
Alex D’Amico	(Principal Financial Officer)

/s/ Rebecca Young	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2023
Rebecca Young

/s/ Thad Beshears	Director	March 8, 2023
Thad Beshears

/s/ Peter Healy	Director	March 8, 2023
Peter Healy

/s/ Richard May	Director	March 8, 2023
Richard May

/s/ Thomas Millner	Director	March 8, 2023
Thomas Millner

/s/ Jane Morreau	Director	March 8, 2023
Jane Morreau

/s/ Gianella Alvarez	Director	March 8, 2023
Gianella Alvarez

/s/ Susan Thronson	Director	March 8, 2023
Susan Thronson

Trulieve Cannabis Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trulieve Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trulieve Cannabis Corp.(the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 8, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has elected to change its method of accounting for deferred tax assets and liabilities in acquisitions.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory

As described in Note 7, to the consolidated financial statements, the Company’s consolidated inventory related to cannabis inventory is $297.8 million. As discussed in Note 3, the Company’s inventory consists of cannabis plants, work in process and manufactured and purchased finished goods and is valued at cost and subsequently at the lower of cost and net realizable value. Significant inputs and assumptions used in the valuation of inventory (excluding purchased finished goods) include attrition rates of plants, average yield per plant, cumulative stage of completion in the production process and allocation of cost of goods sold. In addition, the Company records a provision for slow-moving and obsolete inventory, which can involve a high degree of judgment. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand.

We identified the valuation of inventory as a critical audit matter because of the significance of this balance sheet item, the significant assumptions management makes with regards to its valuation of inventory and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates.

Addressing the matter involved performing the procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements Our procedures related to the valuation of inventory included, among others:

•
We obtained an understanding and evaluated the design of the internal controls over management’s valuation of inventory
•
We evaluated the significant assumptions stated above and the completeness and accuracy of the underlying data used in management’s costing and valuation
•
Testing of attrition rates, average yield and cumulative stage of completion involved performing physical observations of the growing cannabis and assessing quantities and growth stage as compared to the plants life cycle
•
Testing of harvest and extraction yields involved performing physical observations of each process.
•
Testing of managements assumptions related to costs of goods sold, sales price and expected yields involved evaluating whether the assumptions used were reasonable considering(i) historical actual information (ii) independent calculations and observations of these inputs (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit
•
We evaluated management’s provision for slow-moving and obsolete inventory calculation, by reviewing inputs, including historical sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost

Evaluation of Impairment Assessment

As described in Note 3 to the consolidated financial statements, the Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company performed a qualitative assessment to determine whether it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts, market data, and a reasonable control premium were considered in the evaluation of the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill. The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy of the business, a significant decrease in the market value of the assets or significant negative industry or economic trends.

Auditing management’s impairment assessment is complex due to the judgments and assumptions required to evaluate management’s considerations of those factors identified above. Auditing these assumptions involved extensive audit effort, including the need to involve our valuation specialists, due to the complexity of these assumptions and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•
We obtained an understanding and evaluated the design of the internal controls over management’s annual impairment assessment, including controls addressing:
o
Management’s assessment of potential triggering events indicating potential impairment
o
Management’s assessment of qualitative factors that may indicate potential impairment
•
Substantively tested the appropriateness of the judgments and assumptions used by management in conducting its impairment analysis, including:

Goodwill

o
Evaluated management’s qualitative assessment by comparing the relevant factors to current industry, market and economic trends, to the Company's historical results, third party industry outlook reports and other relevant data
o
With the assistance of valuation specialists, performed an assessment of the Company’s comparison of its market capitalization to the carrying value of the reporting unit by comparing the implied control premium to a range of control premiums determined from publicly available data

Long-lived assets

o
Evaluated the factors management considered in its conclusion on triggering events and where triggering events were identified on a state-by-state basis. Factors evaluated included historical or projected future operating results and cash flows, significant changes in use of the assets or business strategy, or significant negative industry or economic trends.
o
Tested the Company’s historical state-by-state cash flows performed in its triggering events analysis and agreed the underlying data and management’s conclusions to evidence obtained in other areas of our audit.
o
Tested the Company's estimate of undiscounted cash flows from its Massachusetts long-lived assets including, among other procedures, evaluating the significant assumptions used, testing the completeness and accuracy of the underlying data, performing sensitivity analyses, and evaluating the appropriateness of the conclusion of no resulting impairment.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

West Palm Beach, FL
March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Trulieve Cannabis Corp.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Trulieve Cannabis Corp.’s (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

Information technology general controls (ITGCs) were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted;

Ineffective design, implementation, and documentation of management review controls related to the valuation of inventory;

Ineffective design of controls to identify and evaluate the existence of, and accounting for, variable interest entities.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2022 consolidated financial statements, and this report does not affect our report dated March 8, 2023 on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and related notes of the Company, and our report dated March 8, 2023expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

West Palm Beach, FL

March 8, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Trulieve Cannabis Corp.

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments for the Change in Accounting Principle and the Revision of Previously Issued Financial Statements described in Note 2, the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).

In our opinion, the consolidated financial statements, before the effects of the adjustments for the Change in Accounting Principle and the Revision of Previously Issued Financial Statements described in Note 2, present fairly, in all material respects, the results of its consolidated operations and its consolidated cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Ottawa, Canada

March 22, 2021

TRULIEVE CANNABIS CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$212,266	$230,085
Restricted cash	6,607	3,013
Accounts receivable, net	9,443	8,601
Inventories, net	297,815	209,943
Prepaid expenses and other current assets	63,627	68,145
Notes receivable - current portion	728	1,530
Assets associated with discontinued operations	2,466	3,615
Total current assets	592,952	524,932
Property and equipment, net	796,947	779,413
Right of use assets - operating, net	101,379	111,723
Right of use assets - finance, net	76,231	66,764
Intangible assets, net	1,012,646	1,081,240
Goodwill	791,495	765,358
Notes receivable, net	11,992	12,147
Other assets	14,716	17,640
Long-term assets associated with discontinued operations	690	52,167
TOTAL ASSETS	$3,399,048	$3,411,384
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$83,212	$93,801
Income tax payable	49,024	28,084
Deferred revenue	9,502	7,206
Notes payable - current portion, net	12,453	10,052
Operating lease liabilities - current portion	10,448	10,020
Finance lease liabilities - current portion	8,727	6,185
Construction finance liabilities - current portion	1,189	991
Contingencies	34,666	13,017
Liabilities associated with discontinued operations	482	92
Total current liabilities	209,703	169,448
Long-Term Liabilities:
Notes payable, net	94,247	6,456
Private placement notes, net	541,664	462,929
Warrant liabilities	252	2,895
Operating lease liabilities	102,388	107,570
Finance lease liabilities	75,838	65,244
Construction finance liabilities	182,361	175,198
Deferred tax liabilities	224,137	241,882
Other long-term liabilities	26,183	8,400
Long-term liabilities associated with discontinued operations	14,571	23,989
TOTAL LIABILITIES	1,471,344	1,264,011
Commitments and contingencies (see Note 22)
SHAREHOLDERS' EQUITY
Common Stock, no par value; unlimited shares authorized. 185,987,512 and 180,504,172 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	—	—
Additional paid-in-capital	2,045,003	2,008,100
Accumulated (deficit) earnings	(113,843)	137,721
Non-controlling interest	(3,456)	1,552
TOTAL SHAREHOLDERS' EQUITY	1,927,704	2,147,373
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,399,048	$3,411,384

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

	2022	2021	2020
Revenue, net	$1,239,812	$937,981	$521,533
Cost of goods sold	557,820	370,169	135,116
Gross profit	681,992	567,812	386,417
Expenses:
Sales and marketing	284,936	215,146	119,395
General and administrative	169,731	100,509	36,056
Depreciation and amortization	119,371	47,229	12,600
Impairment and disposal of long-lived assets, net	75,547	5,371	63
Total expenses	649,585	368,255	168,114
Income from operations	32,407	199,557	218,303
Other income (expense):
Interest expense	(79,771)	(34,787)	(20,237)
Change in fair value of derivative liabilities - warrants	2,643	208	(42,679)
Other income, net	1,376	1,109	2,062
Total other expense, net	(75,752)	(33,470)	(60,854)
(Loss) income before provision for income taxes	(43,345)	166,087	157,449
Provision for income taxes	161,820	146,703	94,451
Net (loss) income from continuing operations and comprehensive (loss) income	(205,165)	19,384	62,998
Net loss from discontinued operations, net of tax benefit of $10,663 and $642, respectively	(47,562)	(1,939)	—
Net (loss) income	(252,727)	17,445	62,998
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(6,663)	(587)	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders	$(246,064)	$18,032	$62,998
Net (loss) income per share - Continuing operations:
Basic	$(1.06)	$0.14	$0.55
Diluted	$(1.06)	$0.14	$0.53
Net loss per share - Discontinued operations:
Basic and diluted	$(0.25)	$(0.01)	$—
Weighted average number of common shares used in computing net (loss) income per common share:
Basic	187,995,317	139,366,940	113,572,379
Diluted	187,995,317	146,757,286	118,325,724

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except per data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance, January 1, 2020	67,813,300	6,661,374	35,871,672	110,346,346	$76,192	$56,691	$—	$132,883
Share-based compensation	—	—	—	—	2,765	—	—	2,765
Reclassification of warrants to equity	—	—	—	—	52,570	—	—	52,570
Shares issued for cash - warrant exercises	—	—	2,723,411	2,723,411	11,459	—	—	11,459
Contingent consideration payable in shares	—	—	—	—	65,000	—	—	65,000
Exercise of stock options	—	—	9,180	9,180	—	—	—	—
Issuance of shares in private placement, net of issuance costs	—	—	4,715,000	4,715,000	83,228	—	—	83,228
Shares issued for PurePenn, LLC and Solevo Wellness acquisitions	—	—	1,780,061	1,780,061	37,000	—	—	37,000
Conversions of Multiple Voting to Subordinate Voting Shares	(9,630,800)	(5,222,337)	14,853,137	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	62,998	—	62,998
Balance, December 31, 2020	58,182,500	1,439,037	59,952,461	119,573,998	$328,214	$119,689	$—	$447,903
Share-based compensation	—	—	—	—	9,254	—	—	9,254
Exercise of stock options	—	—	75,716	75,716	352	—	—	352
Shares issued for cash - warrant exercises	—	—	569,533	569,533	7,672	—	—	7,672
Subordinate Voting Shares issued upon cashless warrant exercise	—	—	2,075,987	2,075,987	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(39,898)	(39,898)	(1,072)	—	—	(1,072)
Issuance of shares in private placement, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	—	(2,800)
Conversion of Super Voting Shares to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting Shares to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Conversion of Multiple Voting Shares to Subordinate Voting Shares	—	(4,683,438)	4,683,438	—	—	—	—	—
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	2,470	—	—	2,470
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	445	—	—	445
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	9,139	—	—	9,139
Shares issued for the Patient Centric of Martha's Vineyard Ltd. acquisition	—	—	258,383	258,383	10,012	—	—	10,012
Shares issued for Anna Holdings, LLC acquisition	—	—	1,009,336	1,009,336	35,385	—	—	35,385
Shares issued for Harvest Health & Recreation, Inc. acquisition	—	—	50,921,236	50,921,236	1,387,418	—	2,139	1,389,557
Net income and comprehensive income	—	—	—	—	—	18,032	(587)	17,445
Balance, December 31, 2021	—	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)

(in thousands, except per data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance, December 31, 2021	—	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	—	18,124	—	—	18,124
Exercise of stock options	—	—	59,971	59,971	156	—	—	156
Shares issued for cash - warrant exercise	—	—	1,428,262	1,428,262	19,238	—	—	19,238
Subordinate Voting Shares issued under share compensation plans	—	—	179,857	179,857	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(47,801)	(47,801)	(615)	—	—	(615)
Conversion of Multiple Voting Shares to Subordinate Voting Shares	—	(25,690,613)	25,690,613	—	—	—	—	—
Shares issued for PurePenn, LLC, Pioneer Leasing & Consulting LLC, and Solevo Wellness West Virginia, LLC earnout	—	—	3,626,295	3,626,295	—	—	—	—
Release of escrow shares	—	—	236,756	236,756	—	—	—	—
Distribution payable for acquisition of variable interest entity	—	—	—	—	—	(5,500)	—	(5,500)
Distribution	—	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	—	110	110
Measurement period adjustment - Harvest Health & Recreation, Inc.	—	—	—	—	—	—	1,595	1,595
Net loss and comprehensive loss	—	—	—	—	—	(246,064)	(6,663)	(252,727)
Balance, December 31, 2022	—	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2022	2021	2020
Cash flow from operating activities
Net (loss) income and comprehensive (loss) income	$(252,727)	$17,445	$62,998
Adjustments to reconcile net (loss) income and comprehensive (loss) income to net cash provided by operating activities:
Depreciation and amortization	121,776	48,096	12,600
Depreciation and amortization included in cost of goods sold	52,541	24,073	11,542
Non-cash interest expense	5,408	3,463	2,476
Non-cash interest income	(515)	—	—
Impairment and disposal of long-lived assets, net	75,547	5,371	63
Amortization of operating lease right of use assets	11,252	6,051	6,045
Accretion of construction finance liabilities	1,470	1,209	413
Share-based compensation	18,124	9,254	2,765
Change in fair value of derivative liabilities - warrants	(2,643)	(208)	42,679
Non-cash change in contingencies	23,017	9,269	—
Allowance for credit losses	3,617	—	—
Deferred income tax expense	(27,174)	(26,262)	(4,887)
Loss from disposal of discontinued operations	49,130	—	—
Changes in operating assets and liabilities:
Inventories	(83,430)	(19,573)	(22,534)
Accounts receivable	(4,206)	(4,901)	1,110
Prepaid expenses and other current assets	5,264	(8,080)	(4,502)
Other assets	2,388	(6,276)	(9,685)
Accounts payable and accrued liabilities	(819)	(9,659)	298
Income tax payable	19,756	(12,979)	(2,452)
Contingencies	(1,368)	(15,799)	704
Operating lease liabilities	(10,002)	(4,164)	(4,764)
Deferred revenue	2,370	(4,642)	4,774
Other long-term liabilities	14,320	1,210	—
Net cash provided by operating activities	23,096	12,898	99,643
Cash flow from investing activities
Purchases of property and equipment	(164,749)	(275,902)	(99,941)
Purchases of property and equipment related to construction finance liabilities	(13,247)	(20,979)	(41,116)
Capitalized interest	(4,732)	(9,234)	(4,803)
Payments made for issuance of note receivable	—	(4,000)	—
Purchases of internal use software	(9,214)	(3,716)	—
Acquisitions, net of cash acquired	(27,781)	43,453	(27,923)
Cash paid for license	(1,855)	—	(887)
Proceeds from sale of intangible asset	—	54,996	—
Proceeds received from notes receivable	1,472	160	—
Proceeds from sale of property and equipment	739	38	16
Proceeds from sale of variable interest entities	2,037	—	—
Proceeds from sale of held for sale assets	2,273	—	—
Net cash used in investing activities	(215,057)	(215,184)	(174,654)
Cash flow from financing activities
Proceeds from private placement notes, net of discounts and issuance costs	75,635	342,586	—
Proceeds from notes payable, net of discounts and issuance costs	90,541	6,032	—
Proceeds from shares issued pursuant to private placement notes, net of issuance costs	—	217,896	83,228
Proceeds from warrant exercises	19,238	7,672	11,459
Proceeds from stock option exercises	156	352	—
Proceeds from construction finance liabilities	7,047	13,250	41,116
Payments on notes payable	(2,928)	(280,788)	—
Payments on private placement notes	(1,874)	—	—
Payments on finance lease obligations	(7,361)	(4,434)	(4,951)
Payments on construction finance liabilities	(1,161)	—	—
Payments for debt issuance costs	(832)	(251)	—
Payments on notes payable - related party	—	(12,011)	(941)
Payments for taxes related to net share settlement of equity awards	(615)	(1,072)	—
Distributions	(50)	—	—
Net cash provided by financing activities	177,796	289,232	129,911
Net (decrease) increase in cash, cash equivalents, and restricted	(14,165)	86,946	54,900
Cash, cash equivalents, and restricted cash, beginning of period	233,098	146,713	91,813
Cash and cash equivalents of discontinued operations, beginning of period	561	—	—
Less: cash and cash equivalents of discontinued operations, end of period	(621)	(561)	—
Cash, cash equivalents, and restricted cash, end of period	$218,873	$233,098	$146,713

*The consolidated statements of cash flows include continuing operations and discontinued operations for the years ended December 31, 2022 and December 31, 2021. There were no discontinued operations for the year ended December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Supplemental disclosure of cash flow information	2022	2021	2020
Cash paid for
Interest	$76,142	$39,075	$22,135
Income taxes, net	$146,672	$178,657	$105,248
Noncash investing and financing activities
Acquisition fair value adjustments	1,595	3,964	—
Purchase of property and equipment financed with accounts payable	3,924	17,861	13,613
Acquisition of variable interest entity with note payable	5,500	—	—
Value of shares issued for acquisitions	—	1,447,973	37,000
Value of shares reserved for PurePenn, LLC and Solevo Wellness West Virginia, LLC acquisitions	—	(2,800)	65,000
Purchase of PP&E through exchange of ROU asset	3,355	—	—
Derecognition of ROU asset	(3,355)	—	—
ASC 842 lease additions - operating and finance leases	41,141	61,195	33,647
ASC 842 lease terminations	—	1,035	—

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows for the periods indicated below:

	2022		2021		2020
Beginning of year:
Cash and cash equivalents	$230,085	(1)	$146,713		$91,813
Restricted cash	3,013		—		—
Cash, cash equivalents and restricted cash	$233,098		$146,713		$91,813

End of year:
Cash and cash equivalents	$212,266	(2)	$230,085	(1)	$146,713
Restricted cash	6,607		3,013		—
Cash, cash equivalents and restricted cash	$218,873		$233,098		$146,713
(1)
Excludes $0.5 million attributable to discontinued operations.
(2)
Excludes $0.6 million attributable to discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve", the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of December 31, 2022, held or had been awarded licenses to operate in Florida, California, Connecticut, Pennsylvania, Massachusetts, West Virginia, Arizona, Colorado, Maryland, Nevada, Ohio, and Georgia, to cultivate, produce, and sell medicinal-use cannabis products, and with respect to Arizona, California, Colorado, Massachusetts, and Nevada, adult-use cannabis products.

In addition to the States listed above, the Company also conducts activities in other markets. In these markets, the Company has either applied for licenses, plans on applying for licenses, or partners with other entities, but does not currently directly own any cultivation, production, or retail licenses.

In July 2022, the Company discontinued operations in Nevada. While the Company classified the operations as discontinued, it still holds a license to operate in the state as of December 31, 2022.

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying financial statements for the years ended December 31, 2022, 2021, and 2020 include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenue, and expenses of all wholly-owned subsidiaries and variable interest entities for which the Company has determined it is the primary beneficiary. Outside shareholders' interests in subsidiaries are shown on the consolidated financial statements as non-controlling interests. Material intercompany balances and transactions are eliminated in consolidation.

A variable interest entity (“VIE”) is a legal entity that does not have sufficient equity at risk to finance its activities without additional subordinated financial support, is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights, or do not substantively participate in the gains and losses of the entity. Upon inception of a contractual agreement, the Company performs an assessment to determine whether the arrangement contains a variable interest in a legal entity and whether that legal entity is a VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE entity that could potentially be significant to the VIE. Where the Company concludes it is the primary beneficiary of a VIE, the Company consolidates the accounts of that VIE. When the Company is not the primary beneficiary, the VIE is accounted for in accordance with the relevant accounting guidance.

The Company regularly reviews and reconsiders previous conclusions regarding whether it is the primary beneficiary of a VIE in accordance with FASB ASC 810. The Company also reviews and reconsiders previous conclusions regarding whether the Company holds a variable interest in a potential VIE, the status of an entity as a VIE, and whether the Company is required to consolidate such VIE in the consolidated financial statements when a change occurs.

Discontinued Operations

In July 2022, the Company discontinued its Nevada operations. This action represents a strategic shift in our business and therefore, the related assets and liabilities associated with the Nevada operations are classified as held for discontinued operations on our consolidated balance sheets and the results of the Nevada operations have been presented as discontinued operations within our consolidated statements of operations and comprehensive (loss) income for all periods presented. Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 18. Discontinued Operations.

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

money market investments are carried at fair value, cash held in financial institutions and cash held at retail locations, have carrying values that approximate fair value.

Restricted Cash

Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. As of December 31, 2022, restricted cash was $6.6 million and consists of amounts held by or with financial institutions pursuant to contractual arrangements. Restricted cash as of December 31, 2021 was $3.0 million and represented cash consideration set aside as a reserve in relation to an escrow held for a pending legal settlement. This restricted cash was released in January 2022 as the litigation was settled in December 2021 and final escrow was released in January 2022.

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

Inventory

Inventories are comprised of raw materials (includes cannabis plants and packaging materials), work in process, and finished goods. Inventory is valued at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal, and transportation for inventories in process. Cost is determined using the weighted average cost method.

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

Prepaid Expenses and Other Current Assets

As of December 31, 2022 and 2021, prepaid expenses and other current assets consisted of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Prepaid expenses	$19,665	$27,778
Amounts held in escrow	22,499	—
Held for sale assets, net	14,521	8,719
Deposits	2,509	9,650
Tenant improvement receivables	668	9,806
Other current assets	3,765	12,192
Total prepaids and other current assets	$63,627	$68,145

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company classifies assets as held for sale and ceases depreciation of the assets when there is a plan for disposal of the assets and those assets meet the held for sale criteria. Gains or losses on disposal of an item are determined by comparing the proceeds from disposal with the carrying amount of the item and recognized within the statements of operations and comprehensive (loss) income. Construction in progress is transferred when available for use and depreciation of the assets commences at that point.

The Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable.

Held for Sale

The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally the Company's Board of Directors ("the Board") or certain Executive Officers, commits to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses, and interest expense continues to be recognized until the date of disposal.

As of December 31, 2022, the Company had $14.5 million in assets held for sale which are recorded in prepaid expenses and other current assets on the consolidated balance sheets, and primarily consists of property and equipment. The Company received proceeds of $2.2 million in connection with the settlement and disposal of assets held for sale during the year ended December 31, 2022. As of December 31, 2021, the Company had $8.7 million in net assets held for sale which primarily consisted of property and equipment, leases and related liabilities, and a note payable.

(in thousands)
Held for sale assets, net as of December 31, 2021	$8,719
Assets moved to held for sale	15,171
Net asset settlements	(727)
Impairments (1)	(2,460)
Disposals (1)	(6,182)
Held for sale assets, net as of December 31, 2022	$14,521

(1) Recorded within impairment and disposal of long-lived assets, net in the consolidated statement of operations and comprehensive (loss) income.

Subsequent to December 31, 2022, the Company released held for sale assets of $1.0 million and received approximately $0.5 million in proceeds. Further, the Company determined to reposition $2.6 million in assets held for use to held for sale as part of its continued efforts to optimize our assets and resources in the markets in which it serves. The Company expects to sell the assets, which primarily consist of property and equipment, within the near-term.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company enters into leases in the normal course of business, primarily for retail space, production facilities, and equipment used in the production and sale of its products. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. Instead lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term.

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

The Company has lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of Accounting Standard’s Codification 842, Leases, the Company elected to combine lease and non-lease components for all classes of assets.

For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right-of-use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method. For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge within the consolidated statements of operations and comprehensive (loss) income.

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

Certain lease arrangements contain provisions requiring the Company to remove lessee installed leasehold improvements at the expiration of the lease. As this obligation is a direct result of the Company's decision to install leasehold improvements and does not arise solely because of the lease the Company excludes these obligations from lease payments and variable lease payments. The Company records these obligations as asset retirement obligations. The fair value of these obligations are recorded as liabilities on a discounted basis, which occurs as of lease commencement. In the estimation of fair value, the Company uses assumptions and judgements for an asset retirement obligation. The costs associated with these liabilities are capitalized with the associated leasehold improvement and depreciated over the lease term with the liabilities accreted over the same period. Asset retirement obligations related to our leases as of December 31, 2022 included $0.1 million included in other current liabilities, and $0.9 million included in other long-term liabilities on the consolidated balance sheets, respectively. As of December 31, 2021, asset retirement obligations related to our leases was $0.8 million and is included in other long-term liabilities on the consolidated balance sheets.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in a business combinations are measured at fair value at the acquisition date. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively.

Internal Use Software

The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Further, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality or extend the assets useful life. Amortization of such costs commences when the project is substantially completed and ready for its intended use. Capitalized software development costs are classified as intangible assets, net on the consolidated balance sheets.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are amortized using the straight-line method over estimated useful lives as follows:

Licenses	15 years
Internal use software	3 to 5 years
Tradenames	2 to 10 years
Customer relationship	1 to 5 years
Non-compete	2 years
Trademarks	1 to 5 years

Accounts Payable and Accrued Liabilities

As of December 31, 2022 and 2021, accounts payable and accrued liabilities consisted of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Trade accounts payable	$16,406	$14,338
Nontrade accrued liabilities (1)	34,859	41,904
Accrued compensation and benefits	19,547	24,744
Non income taxes payable	5,812	5,487
Other	6,588	7,328
Total accounts payable and accrued liabilities	$83,212	$93,801

(1) Nontrade accrued liabilities includes recurring accruals for items including but not limited to: interest, utilities, insurance, and inventory.

Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, the Company considers all related factors of the asset by market participants in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions, and credit risk.

Derivative Financial Instruments

In accordance with the guidance in ASC Topic 815 ("ASC 815"), Derivatives and Hedging, derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap ("Swap") contracts as hedges for accounting treatment. Pursuant to U.S. GAAP, income or loss from fair value changes for derivatives that are not designated as hedges are reflected as income or loss within interest expense within the consolidated statements of operations and comprehensive (loss) income and other assets or liabilities on the consolidated balance sheets.

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of financial instruments by class are as follows as of December 31:

	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$340	$—	$—	$340	$94,161	$—	$—	$94,161
Financial Liabilities:
Interest rate swap (2)	$—	$2,536	$—	$2,536	$—	$—	$—	$—
Warrant liabilities (3)	$—	$252	$—	$252	$—	$2,895	$—	$2,895

There have been no transfers between hierarchy levels during the years ended December 31, 2022 and 2021.

(1)
Money market funds are included within cash and cash equivalents in the Company’s consolidated balance sheets. As a short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that is fair value.
(2)
In November 2022 the Company entered into an interest rate swap contract ("VNB Swap") for the purpose of hedging the variability of interest expense and interest payments on the Company's long-term variable debt. The VNB Swap is carried at fair value which is based on a valuation model that utilizes interest rate yield curves and credit spreads observable in active markets as the significant inputs to the model. The Company considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments. The total fair value and carrying value of the VNB Swap is recorded to other long-term liabilities on the consolidated balance sheets. See Note 23. Derivative Instruments for additional considerations.
(3)
In October 2021 the Company acquired 1,679 warrants in connection with the acquisition of Harvest ("Harvest Liability Warrants"). The total fair value and carrying value of such is recorded to warrant liabilities on the consolidated balance sheets as of December 31, 2022 and 2021, respectively. See Note 14. Share Capital for additional considerations.

Warrants

Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value are recognized as a component of other expense, net within the consolidated statements of operations and comprehensive (loss) income as change in fair value of derivative liabilities - warrants. Transaction costs allocated to warrants that are presented as a liability were immediately expensed within the statements of operations and comprehensive (loss) income. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

Earnings per share

Basic earnings attributable to common shareholders is computed by dividing reported net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share attributable to common shareholders is computed by dividing reported net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Potential dilutive common share equivalents consist of the incremental common shares issuable upon the exercise of share options, warrants, and RSUs and the incremental shares issuable upon conversion of similar instruments.

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. See Note. 16 Earnings Per Share.

Revenue Recognition

The Company generates revenue from the sale of cannabis and cannabis related products. Revenue is recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for those goods or services. Our revenue excludes sales, use, and excise-based taxes collected and is reported net of sale discounts. Revenue associated with any unsatisfied performance obligation is deferred until the obligation is satisfied (i.e., when control of a product is transferred to the customer).

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues consist of retail and wholesale sales, which are recognized when control of the goods has transferred to the customer and collectability is reasonably assured. This is generally when goods have been delivered, which is also when the performance obligation has been fulfilled under the terms of the related sales contract.

Revenue from retail sales of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has accepted and paid for the goods. Revenue from the wholesale of cannabis to customers is recognized upon delivery to the customer. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy.

Loyalty program

For most of its locations, the Company offers a loyalty reward program to its dispensary customers that allows customers to earn reward credits to be used on future purchases. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. The loyalty rewards are shown as reductions to ‘revenue, net of discounts’ line within the accompanying consolidated statements of operations and comprehensive (loss) income and included as deferred revenue on the consolidated balance sheets. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. Expiration policies vary between six months and indefinite depending on the specific loyalty program. As of December 31, 2022 and 2021, the loyalty liability totaled $8.9 million and $6.7 million, respectively, and is included in deferred revenue on the consolidated balance sheets. Included within deferred revenue as of December 31, 2022 and 2021 are customer credit balances of $0.6 million and $0.6 million, respectively.

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

The Company recognizes uncertain income tax positions at the largest amount that is more-likely-than-not to be sustained upon examination by the relevant taxing authority. An uncertain income tax position will be recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within provision for income taxes within the consolidated statements of operations and comprehensive (loss) income.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses within the accompanying consolidated statements of operations and comprehensive (loss) income and totaled $8.2 million, $7.5 million, and $2.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Business combinations and goodwill

The Company accounts for business combinations using the acquisition method in accordance with Accounting Standards Codification ASC 805, Business Combinations which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized within the consolidated statements of operations and comprehensive (loss) income.

Non-controlling interests in the acquiree are measured at fair value on acquisition date. Acquisition-related costs are recognized as expenses in the periods in which the costs are incurred and the services are received.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cannabis licenses are the primary intangible asset acquired in business combinations as they provide the Company the ability to operate in each market. However, some cannabis licenses are subject to renewal and therefore there is some risk of non-renewal for several reasons, including operational, regulatory, legal, or economic. To appropriately consider the risk of non-renewal, the Company applies probability weighting to the expected future net cash flows in calculating the fair value of these intangible assets. The key assumptions used in these cash flow projections include discount rates and terminal growth rates. Of the key assumptions used, the impact of the estimated fair value of the intangible assets has the greatest sensitivity to the estimated discount rate used in the valuation. The terminal growth rate represents the rate at which these businesses will continue to grow into perpetuity. Other significant assumptions include revenue, gross profit, operating expenses, and anticipated capital expenditures which are based upon the Corporation’s historical operations along with management projections. The evaluations are linked closely to the assumptions made by management regarding the future performance of these assets and any changes in the discount rate applied.

Non-controlling Interest

Non-controlling interests (“NCI”) represent equity interests owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. The Company measures each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI is presented as a component of equity. NCI's share of net income or loss is recognized directly in equity. Total income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance. See Note 19. Variable Interest Entities.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy of the business, a significant decrease in the market value of the assets or significant negative industry or economic trends.

In accordance with ASC 360-10, when evaluating long-lived assets with impairment indicators for potential impairment, the Company first compares the carrying value of the asset to its estimated undiscounted cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, an impairment loss is calculated. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.

As of December 31, 2022, the Company determined the lower-than-expected operating results of the Massachusetts operations, primarily driven by the price compression and competitive environment in the Massachusetts cannabis industry, was a triggering event to review for potential impairment of the Massachusetts assets. As a result of this analysis, the Company’s estimate of undiscounted cash flows indicated the applicable assets carrying amounts were expected to be recovered. Nonetheless, it is reasonably possible that the estimate of undiscounted cash flows may change in the near term resulting in the need to write down those assets to fair value. The Company’s estimate of cash flows might change because of the price compression and competitive environment in the Massachusetts cannabis industry.

Impairment of goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Examples of such events and circumstances that the company considers include the following:

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•Macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•Industry and market considerations such as a deterioration in the environment in which the company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the company's products or services, or a regulatory or political development;

•Cost factors such as increases in inventory, labor, or other costs that have a negative effect on earnings and cash flows;

•Overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•Other relevant entity-specific events such as changes in management, key personnel, strategy, or customers, contemplation of bankruptcy, or litigation;

•Events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more likely than not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•A sustained decrease in share price (considered in both absolute terms and relative to peers).

In order to determine that the value of goodwill may have been impaired, the Company applies the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-08 “Intangibles-Goodwill and Other-Testing Goodwill for Impairment,” which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. The Company performs the Step Zero assessment to determine that it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts, market data, and a reasonable control premium are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

The Company operates as one operating segment and reporting unit and therefore, evaluates goodwill for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable.

For the 2022 impairment test, the Company considered the events and circumstances listed above identifying one event as a risk indicator for goodwill impairment, which is the decline in the Company’s share price negatively affecting the Company’s market capitalization. To assess this risk the Company further reviewed the fair value of the Company, including control premium, concluding the fair value of the Company exceeded its carrying value. The Company determined the control premium was in line with other comparable transactions. Therefore, the Company concluded the market capitalization as of the annual test was not a triggering event that would require the Company to perform a quantitative assessment of goodwill. Therefore, the Company did not identify any impairment of its goodwill during the years ended December 31, 2022, 2021, or 2020.

Management will continue to monitor the Company’s market capitalization and estimated control premium for changes that could impact recoverability of goodwill. The recoverability of goodwill is dependent upon the continued growth of cash flows from our business activities. If the Company’s market capitalization continues to decline, for a longer sustained period, there is additional risk that goodwill impairment could occur.

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

Critical Accounting Estimates and Judgments

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in our consolidated financial statements, include, but are not limited to, accounting for acquisitions and business combinations; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; fair value of financial instruments, income taxes; inventory; share-based payment arrangements, and commitments and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the FASB and the SEC did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

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

NOTE 4. ACQUISITIONS

(a) Formula 420 Cannabis LLC

On December 22, 2022, the Company acquired 100% of the membership interests of Formula 420 Cannabis LLC ("Formula 420") the holder of an Arizona adult-use license that became operational in October 2022. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Formula 420 did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. The Company had previously consolidated the entity as a VIE as it was determined the Company exercised control of the entity and was the primary beneficiary although it previously owned no equity interests due to a master service agreement. In accordance with Topic 810, Consolidation, the Company accounted for the change in a consolidated subsidiaries ownership interest as an equity transaction. Therefore, the total consideration was determined to be $5.5 million which consisted of a note payable. See Note 10. Notes Payable for further details. Nominal transaction costs were incurred in relation to this acquisition.

(b) Greenhouse Wellness WV Dispensaries, LLC

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

(c) Watkins Cultivation Operation

On February 14, 2022, the Company acquired a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins Cultivation Operation" or "Watkins"). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Watkins met the definition of a business as Watkins is an existing

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cultivation facility with inputs, processes, and outputs in place that constitute a business under Topic 805. As a result, the acquisition of Watkins has been accounted for as a business combination. Goodwill represents the amount the Company paid over the fair value of the net identifiable tangible assets acquired. The primary reason for the acquisition was to expand the Company's cultivation capacity in Arizona. The goodwill of $24.5 million arising from the acquisition primarily consists of the economies of scale expected from a vertical cannabis market in Arizona. Total consideration was $27.5 million paid in cash. An additional $22.5 million was paid into escrow for four potential earnouts. The earnouts are based on the completion of certain milestones and contingent on the continued employment of the key employee shareholders ("Key Employees") of Watkins. As the earnouts are contingent on the continued employment of the Key Employees, any amounts earned are compensation for post-combination services.

The Company accrues the compensation cost for each earnout as it becomes probable and estimable and over the most probable period of continued employment required for the specific earnouts. As of December 31, 2022 the Company has concluded that attainment of any of the four potential earnouts is no longer probable or estimable and reversed all existing accruals.

The Company incurred $0.2 million of transaction costs related to the acquisition of Watkins. These costs were expensed as incurred and included in general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income for the quarter ended March 31, 2022. No additional transaction costs have been incurred.

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

(d) Purplemed Healing Center

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net assets were acquired for an aggregate purchase price of $15.0 million.

(in thousands)
Consideration:
Cash	$15,000
Transaction costs	12
Fair value of consideration exchanged	$15,012
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$531
Right of use asset - operating	271
Intangible asset	15,076
Other current liabilities	(531)
Deferred revenue	(109)
Operating lease liabilities	(226)
Total net assets acquired	$15,012

The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life.

(e) Harvest Health & Recreation Inc.

On October 1, 2021, (the “Closing Date”), the Company acquired 100% of the common shares of Harvest Health & Recreation, Inc. (“Harvest”) and its portion of variable interest entities in exchange for Subordinate Voting Shares of the Company (the “Harvest Transaction”).

Harvest was one of the largest multi-state vertically integrated operators in the cannabis industry in the United States operating from “seed to sale". Harvest operated facilities or provides services to cannabis dispensaries in Arizona, California, Colorado, Florida, Maryland, Nevada, and Pennsylvania, with two provisional licenses in Massachusetts. In addition, Harvest owned CO2 extraction, distillation, purification, and manufacturing technology used to produce a line of cannabis topicals, vapes, and gems featuring cannabinoids.

Total consideration was $1.4 billion consisting of Trulieve Subordinate Voting Shares (“Trulieve Shares”) with a fair value of $1.37 billion, stock options, equity classified warrants, restricted stock units, and other outstanding equity instruments with a fair value of $18.4 million, and warrant liabilities convertible into equity with a fair value of $3.1 million at the time of the Harvest Transaction. The Company incurred $13.0 million in transaction costs related to the acquisition of Harvest. These costs were expensed as incurred and are included in general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31, 2021. No additional transaction costs have been incurred.

The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill represents the premium the Company paid over the fair value of the net tangible and intangible assets acquired. The primary reason for the acquisition was to expand the Company’s retail and cultivation footprint and gain access to new markets. The goodwill of $663.7 million arising from the acquisition primarily consists of the synergies and economies of scale expected from combining the operations of Trulieve and Harvest including growing the Company's customer base, acquiring assembled workforces, and expanding its presence in new and existing markets. These benefits were not recognized separately from goodwill because they do not meet the recognition criteria for identifiable intangible assets.

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

The above table includes the discontinued operations of Nevada.

The acquired intangible assets include dispensary licenses which are treated as definite-lived intangible assets amortized over a 15-year useful life, tradenames amortized over a one-to-five-year useful life, and customer relationships amortized over a one-year period.

On acquisition date there was consideration in the form of 1,266,641 stock options (as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The pre-combination fair value of these awards is $6.2 million. There was consideration in the form of 1,011,095 warrants (1,009,416 equity classified Subordinate Voting Shares ("SVS") warrants and 1,679 liability classified Multiple Voting Share ("MVS") warrants, as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. The pre-combination fair value of these awards is $7.7 million with $4.6 million representing the equity classified warrants and $3.1 million representing the liability classified warrants. There was consideration in the form of restricted stock units that had been issued before the acquisition date to non-employees of Harvest which vested for services performed pre-combination representing 18,297 SVS. The pre-combination fair value of these awards is $0.5 million. There was additional consideration in the form of other outstanding equity instruments issued before the acquisition date to non-employees which had a pre-combination fair value of $7.1 million.

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental pro forma information (unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the acquisition of Harvest Health and Recreation, Inc, PurePenn, LLC, Pioneer Leasing & Consulting, LLC, and Keystone Relief Centers, LLC as if the acquisitions had occurred on January 1, 2020. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.

Proforma net revenues for the year ended December 31, 2021, and 2020 are $1,232.2 million, and $833.6 million, respectively. Proforma net loss and comprehensive loss attributable to common shareholders for the years ended December 31, 2021, and 2020 are $8.0 million, and $21.1 million, respectively.

Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections.

(f) Anna Holdings, LLC

On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon, and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Shares with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as it was not estimated to be probable at the time of acquisition nor as of December 31, 2022. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development.

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(g) Nature's Remedy of Massachusetts, Inc.

On June 30, 2021, the Company completed an asset purchase agreement whereby Trulieve acquired a licensed, but not yet operating, adult-use dispensary location from Nature’s Remedy of Massachusetts, Inc. (“Nature’s Remedy”). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Nature’s Remedy did not meet the definition of a business as Nature’s Remedy did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the acquisition of Nature’s Remedy has been accounted for as an asset acquisition, whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total consideration was $16.2 million consisting of $7.0 million in cash and 237,881 in Trulieve Shares with a fair value of $9.1 million and less than $0.1 million in transaction costs.

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

(h) Patient Centric of Martha’s Vineyard Ltd.

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Solevo Wellness West Virginia, LLC

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

(j) Mountaineer Holding, LLC

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

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31:

	2022	2021
	(in thousands)
Trade receivables	$12,864	$9,068
Less: allowance for credit losses	(3,421)	(467)
Accounts receivable, net	$9,443	$8,601

NOTE 6. NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31:

	2022	2021
	(in thousands)
Promissory note acquired from Harvest maturing in November 2025. Secured by certain assets.	$8,205	$8,827
Promissory notes acquired from Harvest maturing in February 2022. Secured by certain assets.	—	850
Convertible note receivable dated November 2021 maturing in November 2024. Secured by certain assets.	4,602	4,124
Notes receivable	12,807	13,801
Less: discount on notes receivable	(87)	(124)
Total notes receivable, net of discounts	12,720	13,677
Less: current portion of notes receivable	(728)	(1,530)
Notes receivable	$11,992	$12,147

In October 2021, the Company acquired a note receivable with the Harvest acquisition. The note receivable is originally dated November 2020 maturing in November 2025. The note had an original principal balance of $12.0 million and accrues interest at a rate of 7.5% per annum with monthly interest and principal payments of $0.1 million.

In October 2021, the Company acquired two short-term notes receivable with the Harvest acquisition. The notes were originally dated February 2021 maturing in February 2022. The notes had an original principal balance of $0.9 million and accrued interest at

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a rate of 10% per annum with interest only payments due monthly. This note was repaid in full in February 2022 and the Company received proceeds of $0.9 million.

In November 2021, the Company entered into a convertible note receivable agreement for a principal amount of $4.1 million that matures in November 2024. The note accrues interest monthly at 9.75%, and accrued interest is added to the principal balance at each quarter end. The note is convertible to equity of the holder at our option at any time prior to maturity. Further, the note was issued at a discount of 3% or $0.1 million, which is accreted to the balance over the term of the note.

During the years ended December 31, 2022 and 2021, the Company recorded interest income of $1.3 million and $0.2 million, respectively, in other income within the consolidated statements of operations and comprehensive (loss) income. The Company had accrued interest receivable of $0.1 million as of December 31, 2022 and 2021 in prepaids and other current assets on the consolidated balance sheets, respectively.

Stated maturities of the notes receivable are as follows as of December 31, 2022:

Year Ending December 31,	Expected principal payments
(in thousands)
2023	$728
2024	5,386
2025	6,693
2026	—
2027	—
Thereafter	—
Total	12,807
Less: discount on notes receivable	(87)
Total	$12,720

NOTE 7. INVENTORIES

Inventories are comprised of the following items as of December 31:

	2022	2021
	(in thousands)
Raw material
Cannabis plants	$22,243	$30,454
Packaging and supplies	52,046	39,892
Total raw material	74,289	70,346
Work in process	174,533	93,592
Finished goods-unmedicated	7,563	4,824
Finished goods-medicated	41,430	41,181
Total inventories	$297,815	$209,943

During the years ended December 31, 2022, 2021, and 2020, the Company recorded adjustments to the valuation of inventory of $15.1 million and $1.3 million and zero, respectively, which is recorded to cost of goods sold within the consolidated statements of operations and comprehensive (loss) income.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. PROPERTY AND EQUIPMENT

As of December 31, 2022, and 2021, property and equipment consisted of the following:

	2022	2021
	(in thousands)
Land	$38,485	$32,904
Buildings and improvements	556,932	434,762
Furniture and equipment	277,164	140,221
Vehicles	839	959
Total	873,420	608,846
Less: accumulated depreciation	(134,587)	(63,602)
Total property and equipment	738,833	545,244
Construction in progress	58,114	234,169
Total property and equipment, net	$796,947	$779,413

During the years ended December 31, 2022, 2021, and 2020, the Company capitalized interest of $4.7 million, $9.2 million, and $4.8 million, respectively.

During the years ended December 31, 2022, 2021, and 2020, the Company incurred depreciation expense of $76.4 million, $34.8 million, and $21.1 million, respectively.

During the year ended December 31, 2022, the Company recorded an impairment of $1.3 million which is mainly the result of repositioning of assets, which is recorded to impairment and disposal of long-lived assets, net within the consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022, the Company recorded a loss on disposal of property and equipment of $54.5 million, primarily related to assets located in our Southeast region, which is recorded to impairment and disposal of long-lived assets, net within the consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022, the Company recorded a gain on sale of property and equipment, net of $0.7 million, which is recorded to impairment and disposal of long-lived assets, net within the consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022, the Company exited Nevada and recorded a loss on disposal of property and equipment of $0.8 million, which is recorded in loss on discontinued operations within the consolidated statements of operations and comprehensive (loss) income. See Note 18. Discontinued Operations for further details.

During the year ended December 31, 2021, the Company recorded a loss on the disposal of property and equipment of $1.8 million consisting of $1.6 million related to leasehold improvements and $0.2 million related to equipment, recorded in general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income. The Company had insignificant disposals of property and equipment during the year ended December 31, 2020.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. INTANGIBLE ASSETS & GOODWILL

Intangibles

The Company's definite-lived intangible assets consisted of the following as of December 31:

	2022			2021
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses	$1,076,173	$93,567	$982,606	$1,070,056	$24,742	$1,045,314
Trademarks	27,430	12,530	14,900	27,430	2,809	24,621
Internal use software	16,586	3,086	13,500	7,374	1,119	6,255
Tradenames	4,862	3,506	1,356	4,862	2,168	2,694
Customer relationships	3,536	3,252	284	3,536	1,180	2,356
Total	$1,128,587	$115,941	$1,012,646	$1,113,258	$32,018	$1,081,240

Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $83.9 million, $28.9 million, and $3.0 million, respectively.

During the year ended December 31, 2022, the Company exited the Nevada market and recorded a loss on disposal of intangible assets of $34.4 million, which is recorded in loss on discontinued operations in the consolidated statements of operations and comprehensive (loss) income. See Note 18. Discontinued Operations for further details.

During the year ended December 31, 2021, the Company impaired intangible assets of $3.6 million in relation to the write off of certain licenses of $3.2 million due to market changes and $0.4 million related to the rebranding of a tradename, which is recorded to loss on impairment of long-lived assets within the consolidated statements of operations and comprehensive (loss) income. The Company had no impairments of intangible assets during the year ended December 31, 2020.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2022:

Year Ending December 31,	Estimated amortization
(in thousands)
2023	$82,055
2024	80,345
2025	77,631
2026	75,602
2027	73,100
Thereafter	623,913
Total	$1,012,646

As of December 31, 2022, the weighted average amortization period remaining on our intangible assets was 13.4 years.

Goodwill

Goodwill arose from the acquisition of Watkins Cultivation Operations, Harvest Health & Recreations Inc., Anna Holdings, LLC, PurePenn LLC, Pioneer Leasing & Consulting LLC, and Solevo Wellness, see Note 4. Acquisitions for further information.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill consisted of the following:

(in thousands)
As of December 31, 2020	$67,176
Measurement period adjustments and revisions of purchase price allocation of Solevo Wellness West Virginia, LLC	(2,638)
Measurement period adjustments and revisions of purchase price allocation of PurePenn, LLC	(963)
Acquisition of Anna Holdings, LLC	40,072
Revisions of purchase price allocation of Anna Holdings, LLC	(369)
Acquisition of Harvest Health & Recreation, Inc.	662,080
As of December 31, 2021	$765,358
Acquisition of Watkins Cultivation Operations	24,542
Measurement period adjustment of Harvest Health and Recreation, Inc.	1,595
As of December 31, 2022	$791,495

NOTE 10. NOTES PAYABLE

As of December 31, 2022 and 2021, notes payable consisted of the following:

	December 31, 2022	December 31, 2021	Stated Interest Rate		Effective Interest Rate	Maturity Date	Net Book Value of Collateral (7)
	(in thousands)
Promissory notes dated December 21, 2022 (1)	$71,500	$—	7.53%	(4)	7.86%	1/1/2028	$159,140
Promissory note dated December 22, 2022 (2)	18,900	—	7.30%	(4)	7.38%	12/22/2032	9,557
Promissory notes dated October 1, 2021 (3)	6,095	6,156	8.14%	(4)	8.29%	10/1/2027	10,567
Promissory note dated December 22, 2022	5,500	—	10.00%	(4)	10.00%	12/22/2023	(5)
Promissory notes acquired in Harvest Acquisition in October 2021	5,338	8,213	(6)	(4)	(6)	(6)	(6)
Promissory note of consolidated variable-interest entity dated February 1, 2022	1,200	—	8.00%	(4)	8.00%	12/31/2025	—
Promissory notes of consolidated variable-interest entities acquired in Harvest Acquisition in October 2021	—	2,231	(7)		(7)	(7)	(7)
Total notes payable	108,533	16,600
Less: debt discount	(1,833)	(92)
Less: current portion of notes payable	(12,453)	(10,052)
Notes payable (8)	$94,247	$6,456
(1)
In connection with the closing of these four promissory notes, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 23 - Derivative Financial Instruments for further details. These promissory notes contain customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, fixed charge ratio coverage, and liquidity covenant test. The covenants commence on June 30, 2023 and are measured semi-annually, except for certain covenants which were measured starting as of December 31, 2022.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)
The promissory note contains customary restrictive covenants pertaining to our operations, including, among other things, limitations on the amount of debt and subsidiary debt that may be incurred and the ability to pledge assets, as well as financial covenant requirements, among other things, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, covenant to liquidity and debt principal test, and a global debt service coverage ratio. The covenants commence on December 31, 2022 and December 31, 2023 and are measured annually.
(3)
On November 15, 2022, the Company closed on the refinancing of our promissory notes dated October 1, 2021 to extend the maturity date by five years and fix the interest rate at 8.14%.
(4)
Interest payments are due monthly.
(5)
Promissory note is secured by the acquired membership interest in Formula 420 Cannabis LLC. See Note 4 - Acquisitions.
(6)
Seven promissory notes were acquired with the Harvest Acquisition during the year ending December 31, 2021. Interest rates range from 0.00% to 5.50%, with a weighted average interest rate of 4.17% as of December 31, 2022. Maturity dates range from January 2023 to April 2026. Of the seven acquired promissory notes four of the notes are secured by various assets that approximate the value of the underlying notes of $2.5 million and three of the notes, a total fair value of approximately $2.8 million are unsecured as of December 31, 2022.
(7)
Two promissory notes of consolidated variable interest entities were acquired with the Harvest Acquisition. Interest rates ranged from 5.25% to 8.25%. Maturity dates ranged from December 2022 to December 2025. In the first quarter of 2022, these notes were repaid in full.
(8)
In addition to the notes payable listed in the above table, the Company entered into a letter of credit in October 2022 for up to $1.5 million, for which there have been no draws as of December 31, 2022. The letter of credit is payable on demand, has an interest rate of 6.25%, and must be drawn on by October 2023 or will expire.

During the years ended December 31, 2022, 2021, and 2020, the Company incurred interest expense of $1.0 million, $1.9 million, and $0.7 million, respectively, which is included within interest expense in the consolidated statements of operations and comprehensive (loss) income. This includes accretion expense of $0.1 million, $0.1 million, and zero, for the years ended December 31, 2022, 2021, and 2020.

The Company's notes payable described above are subordinated to the private placement notes. See Note 11 - Private Placement Notes for further details.

As of December 31, 2022, stated maturities of notes payables are as follows:

Year Ending December 31,	(in thousands)
2023	$12,453
2024	3,235
2025	4,016
2026	3,030
2027	69,398
Thereafter	16,401
Total	$108,533

NOTE 11. PRIVATE PLACEMENT NOTES

June and November Notes

In 2019, the Company completed two private placement arrangements (the “June Notes” and the “November Notes”), each comprised of 5-year senior secured promissory notes with a face value of $70.0 million and $60.0 million, respectively. The purchasers of the June Notes received warrants to purchase 1,470,000 Subordinate Voting Shares at a price of $13.47 ("June Warrants") and the purchasers of the November Notes received warrants to purchase 1,560,000 Subordinate Voting Shares at a price of $980 per Unit, with each unit consisting of one Note issued in Denominations of $1,000 and 26 warrants ("November Warrants"), which can be exercised for approximately three years after closing (collectively the "Public Warrants").

The fair value of the June Notes was determined to be $63.9 million using an effective interest rate of 13.32%, which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the June Warrants. The fair value of the November Notes was determined to be $54.5 million using an effective interest rate of 13.43%, which the Company

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates would have been the coupon rate required to issue the notes had the financing not included the November Warrants. The assumptions used in the Black-Scholes option pricing model for the June and November Warrants are as follows:

	June Warrants	November Warrants
Fair value of warrant at grant date	$4.7million	$4.4million
Stock price at grant date (C$)	$14.48	$14.29
Exercise price at grant date (C$)	$17.25	$17.25
Expected life in years	3.00	2.60
Expected volatility	49.96%	48.57%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	1.92%	1.92%
Exchange Rate (C$ to $USD)	$1.34	$1.32

Due to the Canadian denominated exercise price, the June Warrants and November Warrants did not qualify to initially be classified within equity and were therefore classified as derivative liabilities at fair value with changes in fair value charged or credited to earnings within the consolidated statements of operations and comprehensive (loss) income prior to December 10, 2020.

On December 10, 2020, the Company entered into a Supplemental Warrant Indenture with Odyssey Trust Company pursuant to which it amended the terms of the June Warrants and November Warrants to convert the exercise price of the Public Warrants to $13.47 per share, the U.S. dollar equivalent of the Canadian dollar exercise price of the Public Warrants of C$17.25 at the date of closing. As of December 10, 2020, the June Warrants converted to equity as per ASC 815-40, at a fair value of $25.5 million and the November Warrants converted at a fair value of $27.1 million.

2026 Notes

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche One") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Company used a portion of the net proceeds to repay certain outstanding indebtedness of Harvest and used the remaining net proceeds for capital expenditures and other general corporate purposes. On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche Two") for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. The Company used the net proceeds for capital expenditures and other general corporate purposes. The notes may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price. These notes are collectively referred to as the "2026 Notes".

As of December 31, 2022 and 2021, private placement notes payable consisted of the following:

	December 31, 2022	December 31, 2021	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
2026 Notes - Tranche One	$350,000	$350,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	—	8.00%	8.43%	10/6/2026
June Notes	70,000	70,000	9.75%	13.32%	6/11/2024
November Notes	60,000	60,000	9.75%	13.43%	6/11/2024
Total private placement notes	555,000	480,000
Less: Unamortized debt discount and issuance costs	(13,336)	(17,071)
Private placement notes, net	$541,664	$462,929

The private placement notes contain customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements and a fixed charge ratio coverage, measured from time to time when certain conditions are met.

During the years ended December 31, 2022, 2021, and 2020, the Company incurred interest expense of $52.0 million, $22.2 million, and $15.5 million, respectively, which is included within interest expense in the consolidated statements of operations and comprehensive (loss) income related to the private placement notes. This includes accretion expense on the private placement notes of $5.2 million, $3.5 million, and $2.8 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled annual maturities of the principal portion of private placement notes outstanding as of December 31, 2022, are as follows:

Year Ending December 31,	(in thousands)
2023	$—
2024	130,000
2025	—
2026	425,000
2027	—
Thereafter	—
Total private placement notes	$555,000

NOTE 12. LEASES

The Company leases real estate used for dispensaries, cultivation and production facilities, and corporate offices. Lease terms for real estate generally range from five to ten years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles, trucks, and equipment. Lease terms for these assets generally range from three to five years. Lease right-of-use assets and liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date.

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

The Company recorded a loss on disposal of right of use assets of $17.8 million for the year ended December 31, 2022, which is the result of repositioning away from margin dilutive assets, which is recorded to impairment and disposal of long-lived assets, net within the consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022 and 2021, the Company terminated approximately $19.0 million and $1.0 million in leases, respectively. Terminations were primarily associated with repositioning away from margin dilutive assets through the closure of certain dispensaries and redundant cultivation facilities. During the year ended December 31, 2022, the Company recorded a net gain on lease terminations of $6.1 million, which is recorded to impairment and disposal of long-lived assets, net within the consolidated statements of operations and comprehensive (loss) income.

During the year ended December 31, 2022, the Company exited Nevada and recorded a loss on disposal of operating right of use assets of $14.0 million, which is recorded in loss on discontinued operations within the consolidated statements of operations and comprehensive (loss) income. See Note 18. Discontinued Operations for further details.

The following table provides the components of lease cost recognized within the consolidated statements of operations and comprehensive (loss) income for the year ended December 31:

	Statement of operations and comprehensive (loss) income location	2022	2021	2020
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$20,942	$11,083	$5,700
Finance lease cost:
Amortization of lease assets	Cost of goods sold, sales and marketing, general and administrative	11,525	7,866	4,956
Interest on lease liabilities	Interest expense	7,017	4,574	2,133
Finance lease cost		18,542	12,440	7,089
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	7,980	6,041	222
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	751	334	—
Total lease cost		$48,215	$29,898	$13,011

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2022, 2021, and 2020, the Company earned a nominal amount of sublease income which is recorded in other income, net within the consolidated statements of operations and comprehensive (loss) income.

Other information related to operating and finance leases is as follows:

	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,565	$3,804
Operating cash flows from finance leases	$7,010	$4,574
Financing cash flows from finance leases	$7,361	$4,434
ASC 842 lease additions and modifications
Operating leases	$19,920	$88,440
Finance leases	$25,969	$37,821
Weighted average discount rate:
Operating leases	9.28%	9.52%
Finance leases	8.65%	8.68%
Weighted average remaining lease term (in years):
Operating leases	8.33	9.17
Finance leases	7.83	8.16

Future lease payments under non-cancellable leases as of December 31, 2022, are as follows:

Year Ending December 31,	Operating leases	Finance leases
	(in thousands)
2023	$20,291	$15,629
2024	20,002	15,239
2025	19,824	14,680
2026	19,229	13,599
2027	18,780	12,677
Thereafter	67,073	48,076
Total undiscounted lease liabilities	165,199	119,900
Less: Interest	(52,363)	(35,335)
Total present value of minimum lease payments	112,836	84,565
Lease liabilities- current portion	10,448	8,727
Lease liabilities	$102,388	$75,838

Lease Guarantees

In accordance with ASC 460, Guarantees, the Company has determined that it meets the guarantor requirements under certain contractual agreements.

During the year ended December 31, 2022, the Company terminated a cultivation lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. Nonperformance by the new tenant results in the Company becoming obligated to fulfill the lease conditions. The new lease has a term of approximately 15 years from December 31, 2022 with the Company serving as guarantor for an approximate term of 11 years. If the new tenant defaults on the lease obligations the Company becomes responsible for payment. The resulting maximum exposure includes $12.3 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements under the remaining 11 years the Company is guarantor.

NOTE 13. CONSTRUCTION FINANCE LIABILITIES

When the Company enters into sale-leaseback transactions, it assesses whether a contract exists and whether there is a performance obligation to transfer control of the asset when determining whether the transfer of an asset shall be accounted for as a sale of the asset. If control is not transferred based on the nature of the transaction, and therefore does not meet the requirements for a sale under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and reflects these properties on our consolidated balance sheets in property and equipment, net and depreciates them over the assets' useful lives. The liabilities

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

associated with these leases are recorded to construction finance liabilities - current portion and construction finance liabilities on the consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, the Company recorded interest expense of $21.6 million, $14.1 million, and $5.0 million, respectively, related to construction finance liabilities, which is included within interest expense in the consolidated statements of operations and comprehensive (loss) income.

Holyoke

In July 2019, the Company sold property it had recently acquired in Massachusetts for $3.5 million, which was the cost to the Company. In connection with the sale of this location, the Company agreed to lease the location back for cultivation. The transaction was determined to be a failed sale-leaseback financing arrangement.

Included in the agreement, the Company completed the tenant improvements related to the property, for which the landlord provided a tenant improvement allowance (“TI Allowance”) of $40.0 million. As of December 31, 2021, the entire TI Allowance had been provided. The initial term of the agreement is ten years, with two five-year options to renew. The initial payments are equal to 11% of the sum of the purchase price for the property and increase as draws are made on the TI Allowance. In addition, a 3% increase in payments will be applied annually after the first year. As of December 31, 2022 and 2021, the total construction finance liability associated with this transaction is $45.2 million and $44.6 million, respectively.

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

The initial term of the agreement is ten years, with two five-year options to renew. The initial annualized payments are equal to 11% of the purchase price for the property. A 3% increase in payments will be applied annually after the first year. As of December 31, 2022 and 2021, the total construction finance liability associated with this transaction is $17.7 million and $17.4 million, respectively.

McKeesport

In October 2019, prior to acquisition by the Company, PurePenn, LLC (“PurePenn”) sold their cannabis cultivation facility in Pennsylvania for $5.0 million. Simultaneously with the closing of the sale, PurePenn agreed to lease the cultivation facility back. The transaction was determined to be a failed sale-leaseback financing arrangement.

The initial term of the lease is 15 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $21.0 million as an additional component of base rent. Payments are made based on one twelfth (1/12) of the TI Allowance dispersed with 12.75% due for the first $5.0 million, 13.25% for $5.0 million to $15.0 million and 13.50% for $15.0 to $21.0 million. In 2021, the Company entered into an amendment with the landlord to increase the TI Allowance by an additional $15.5 million for a total of $36.5 million at a rate of 10.75% on the additional allowance in excess of $21.0 million. As of December 31, 2022 and 2021, $36.5 million and $29.5 million of the TI Allowance has been provided, respectively. As of December 31, 2022 and 2021, the total construction finance liability associated with this transaction is $41.8 million and $34.6 million, respectively.

Alachua

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was determined to be a failed sale-leaseback financing arrangement.

The lease originated in January 2021 and has an initial term of 20 years, with two five-year options to renew. The landlord has agreed to provide a TI Allowance of $17.85 million as an additional component of base rent. As of December 31, 2022 and 2021 $17.9 million and $15.3 million of the TI allowance has been provided, respectively. As of December 31, 2022 and 2021, the total construction finance liability associated with this transaction is $59.2 million and $58.9 million, respectively.

During the year ending December 31, 2022, the Company committed to a plan to cease using this facility and as a result recorded a loss on disposal of property and equipment of $42.4 million in impairment and disposal of long-lived assets, net within the consolidated statements of operations and comprehensive (loss) income.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hancock

In October 2021, in connection with the acquisition of Harvest, the Company acquired a transaction in which Harvest sold a licensed cultivation and processing facility and simultaneously with the closing of the sale, agreed to lease the facility back. The transaction was determined to be a failed sale-leaseback financing arrangement.

The lease originated in August 2021 and has an initial term of ten years with two options to extend the term, the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a TI Allowance of $12.9 million as an additional component of base rent. As of December 31, 2022 and 2021, $12.3 million and $5.7 million of the TI Allowance has been provided, respectively. As of December 31, 2022 and 2021, the total construction finance liability associated with this transaction is $19.7 million and $20.7 million, respectively.

Future minimum lease payments for the construction finance liabilities as of December 31, 2022, are as follows:

Year Ending December 31,	(in thousands)
2023	$23,406
2024	23,736
2025	24,175
2026	24,593
2027	25,013
Thereafter	403,934
Total future payments	524,857
Less: Interest	(341,307)
Total present value of minimum payments	183,550
Construction finance liabilities - current portion	1,189
Construction finance liabilities	$182,361

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

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) Unlimited number of Super Voting Shares

Holders of Super Voting Shares are entitled to notice of and to attend at any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting, holders of Super Voting Shares are entitled to two votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted (initially, 200 votes per Super Voting Share). Holders of Super Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted to Subordinated Voting Share basis) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares. No dividend is to be declared or paid on the Super Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Multiple Voting Shares. The initial “Conversion Ratio” for the Super Voting Shares is one Multiple Voting Share for each Super Voting Share, subject to adjustment in certain events. There were no Super Voting Shares outstanding as of December 31, 2022 or 2021.

Warrants

Liability warrants

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding and exercisable as of December 31, 2021	1,679	$1,125	1.31
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable as of December 31, 2022	1,679	$1,125	0.31

In October 2021 the Company acquired 1,679 warrants in connection with the acquisition of Harvest. See Note 4. Acquisitions for further details. Each acquired warrant is exercisable into one Multiple Voting Share. Changes in fair value are recognized as a component of other (expense) income within the consolidated statements of operations and comprehensive (loss) income as change in fair value of derivative liabilities - warrants.

The fair value of the Harvest Liability Warrants is determined using the Black-Scholes options pricing model. The following table summarizes the significant assumptions used in determining the fair value of the warrant liability:

	December 31, 2022	December 31, 2021
Stock price	$10.26	$32.91
Exchange rate	$0.738	$0.789
Remaining life	0.31	1.31
Annualized volatility	104.07%	49.57%
Discount rate	4.42%	0.56%
Exercise price ($C)	$11.25	$11.25

Equity warrants

In connection with the Harvest acquisition, the Company acquired certain equity classified warrants ("equity warrants"). The warrants range in exercise price from $23.76 to $145.24 and expire at various dates from June 2022 through December 2025. The warrants are exercisable into one Subordinate Voting Share. As of December 31, 2022 and 2021, there were 9,496 and 1,009,416 acquired equity warrants outstanding, respectively. Each acquired equity warrant is exercisable into one Subordinate Voting Share.

As of December 31, 2022, 2021, and 2020, there were zero, 2,460,367, and 3,029,900 Public Warrants outstanding, respectively. See Note 11. Private Placement Notes for further details on warrants issued in connection with private placement debt in 2019.

April Offering

On April 12, 2021, the Company concluded the underwritten offer and sale of 5,750,000 Subordinate Voting Shares in the United States and Canada at a public offering price of $39.63. After paying the underwriters a commission of approximately $9.1 million, fees of $0.2 million, and issuance costs of $1.2 million, the Company received aggregate consideration of approximately $217.9 million.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. SHARE BASED COMPENSATION

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

On October 26, 2021, under the 2021 Plan, the Board awarded options to purchase shares to select employees and certain Board members of the Company. The options generally vest over a one-to two-year period.

On October 1, 2021, the Company acquired Harvest which included consideration in the form of 1,266,641 stock options (as converted) that had been issued before the acquisition date to employees and non-employees of Harvest. See Note 4. Acquisitions for further details. The post-combination options generally vest over a one-to three-year period.

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

In determining the amount of share-based compensation related to options issued during the periods ending December 31, 2022 and 2021, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Fair value at grant date	$8.39-$11.01	$1.44-$14.13
Stock price at grant date	$21.48-$25.41	$25.80-$33.42
Exercise price at grant date	$21.48-$25.41	$9.93-$78.76
Expected life in years	3.50 - 4.46	3.2 - 6.2
Expected volatility	51.81% - 52.87%	49.64% - 56.04%
Expected annual rate of dividends	0%	0%
Risk free annual interest rate	1.20% - 1.79%	0.16% - 1.15%

The expected volatility was estimated by using the historical volatility of the Company. In cases where there is insufficient trading history, the expected volatility is estimated using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding and is computed using the simplified method as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. The expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company has elected to account for forfeitures as they occur.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded share-based compensation for stock options as follows for the year ended December 31:

Statement of operations and comprehensive (loss) income location	2022	2021
	(in thousands)
Cost of goods sold	$172	$662
General and administrative	8,157	5,722
Sales and marketing	243	1,089
Total share-based compensation expense	$8,572	$7,473

The number and weighted-average exercise prices and remaining contractual life of options as of December 31, 2022 and December 31, 2021, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding, January 1, 2022	2,973,895	$27.61	6.26
Granted	864,051	21.56
Exercised	(161,811)	11.27
Forfeited	(498,320)	32.95
Outstanding, December 31, 2022	3,177,815	$25.96	5.41	$—
Exercisable, December 31, 2022	2,326,531	$26.05	4.27	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding, January 1, 2021	1,129,779	$11.72
Granted	2,168,528	36.86
Exercised	(118,692)	12.46
Forfeited	(205,720)	46.64
Outstanding, December 31, 2021	2,973,895	$27.61	6.26	$—
Exercisable, December 31, 2021	1,503,051	$17.27	3.77	$8.94

As of December 31, 2022, there was approximately $4.4 million of unrecognized compensation cost related to unvested stock option arrangements which is expected to be recognized over a weighted average service period of 0.80 years.

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

On September 15, 2021, the Board awarded RSUs to two officers of the Company as replacement awards for cancelled warrants, which vested immediately. The previously held 3,572,514 warrants were cancelled on September 15, 2021 with the RSUs granted on September 15, 2021 as a replacement of the previously held warrants. The two officers were awarded a total premium of $3.1 million, allocated between the two officers, to incentivize the cancellation and replacement, which was recorded to general and administrative expenses within the consolidated statements of operations and comprehensive (loss) income.

On September 29, 2021, under the 2021 Plan, the Board awarded RSUs to officers and other select employees of the Company, which vest over a two-to three-year period.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of RSU activity:

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2021	—	$—
Granted	3,255,424	25.45
Vested	(2,920,336)	25.29
Forfeited	(2,660)	26.88
Unvested balance as of December 31, 2021	332,428	26.86
Granted	821,800	21.51
Vested	(163,605)	22.85
Forfeited	(269,916)	23.24
Unvested balance as of December 31, 2022	720,707	$22.36

The Company recorded share-based compensation for RSUs as follows for the year ended December 31:

Statement of operations and comprehensive (loss) income location	2022	2021
	(in thousands)
Cost of goods sold	$900	$306
General and administrative	8,190	1,239
Sales and marketing	462	236
Total Share based compensation expense	$9,552	$1,781

As of December 31, 2022, there was approximately $9.4 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average service period of 0.83 years.

Warrants

During the year ended December 31, 2018, the Company issued 8,784,872 warrants to certain employees and directors of the Company for past services provided. The warrants had no vesting conditions and are exercisable at any time for three years after the issuance, subject to certain lock-up provisions: (i) the warrants may not be exercised for 18 months following the Issue Date; (ii) 50% of the warrants may be exercised between months 19-24 following the Issue Date; and (iii) the remaining 50% of the warrants may be exercised at any time thereafter until expiration. The warrants were exchangeable into Subordinate Voting Shares. For the years ended December 31, 2022, 2021, and 2020 no warrants related to employee compensation were issued.

The following table summarizes the activity related to warrants issued and outstanding to certain employees and directors of the Company for the period ending December 31, 2021. There were no outstanding warrants as of December 31, 2022.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding, January 1, 2020	6,061,561	6.00	0.72
Granted	—
Exercised	(2,075,990)
Exchanged in cashless exercise	(413,057)
Cancelled	(3,572,514)
Outstanding, December 31, 2021	—	—	—

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
Numerator	(in thousands, except share and per share data)
Net (loss) income from continuing operations	$(205,165)	$19,384	$62,998
Less: Net loss and comprehensive loss attributable to non-controlling interest	(6,663)	(587)	—
Net (loss) income from continuing operations available to common shareholders of Trulieve Cannabis Corp.	$(198,502)	$19,971	$62,998
Net loss from discontinued operations	(47,562)	(1,939)	—
Net (loss) income and comprehensive (loss) income attributable to common shareholders of Trulieve Cannabis Corp.	$(246,064)	$18,032	$62,998
Denominator
Weighted average number of common shares outstanding	187,995,317	139,366,940	113,572,379
Dilutive effect of securities outstanding	—	7,390,346	4,753,345
Diluted weighted average number of common shares outstanding	187,995,317	146,757,286	118,325,724
Loss per Share - Continuing operations
Basic loss per share	$(1.06)	$0.14	$0.55
Diluted loss per share	$(1.06)	$0.14	$0.53
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.25)	$(0.01)	$—

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows:

	Year Ended December 31,
	2022	2021	2020
Stock options	3,177,815	1,694,424	—
Restricted share units	720,707	—	—
Warrants	177,391	409,811	544,998

As of December 31, 2022, there were approximately 186.0 million issued and outstanding shares which excludes approximately 2.9 million fully vested RSUs which are not contractually issuable until 2024.

NOTE 17. INCOME TAXES

The Company is treated as a United States corporation for U.S. federal income tax purposes under IRC Section 7874 and is subject to U.S. federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “ITA”) for Canadian income tax purposes. As a result, the Corporation is subject to taxation both in Canada and the United States.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the income tax provision include the following for the year ended December 31:

	2022	2021	2020
	(in thousands)
Current:
Federal	$141,968	$142,010	$82,238
State	38,018	29,873	17,100
Foreign	—	—	—
Total current tax expense	$179,986	$171,883	$99,338
Deferred:
Federal	$(19,152)	$(21,033)	$(3,694)
State	800	(4,343)	(1,193)
Foreign	(48,508)	—	—
Total deferred tax expense	$(66,860)	$(25,376)	$(4,887)
Change in valuation allowance	48,694	196	—
Total income tax expense	$161,820	$146,703	$94,451

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate is as follows for the year ended December 31:

	2022	2021	2020
	(in thousands)
(Loss) income before income taxes	$(43,345)	$166,087	$157,449
Federal statutory rate	21.0%	21.0%	21.0%
Theoretical tax (benefit) expense	$(9,102)	$34,878	$33,064

Effects of tax rates in foreign jurisdictions	$(57,272)	$—	$—
State taxes	38,819	25,530	12,407
Uncertain tax position, inclusive of interest and penalties	(5,049)	571	—
Change in valuation allowance	48,694	—	—
Other	(4,781)	(156)	(1,666)
Tax effect of non-deductible expenses:
IRC Section 280E disallowance	137,413	85,615	50,646
Stock compensation	4,497	95	—
Political contributions	4,318	170	—
Non-recurring Expenses	4,283	—	—
Total non-deductible expenses	$150,511	$85,880	$50,646
Total income tax expense	$161,820	$146,703	$94,451

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes consist of the following as of December 31:

	2022	2021	2020
	(in thousands)
Deferred tax assets:
Lease liabilities	$3,094	$7,015	$1,219
Finance liabilities	27,386	15,715	—
Net operating losses	46,702	7,845	—
Contingent liabilities	7,487	—	—
Debt Discount	1,848	—	—
Other deferred tax assets	3,921	1,562	7,025
Total deferred tax assets:	$90,438	$32,137	$8,244

Deferred tax liabilities:
Right of use assets	$(3,112)	$(6,582)	$(1,210)
Intangible assets	(237,309)	(252,205)	(18,999)
Property and equipment	(19,004)	(8,406)	(3,482)
Other deferred tax liabilities	(1,507)	—	—
Total deferred tax liabilities:	$(260,932)	$(267,193)	$(23,691)
Valuation allowance	(53,643)	(6,826)	—

Net deferred tax liability	$(224,137)	$(241,882)	$(15,447)

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the net operating loss carryforwards that may expire prior to their utilization has been recorded as of December 31, 2022.

As of December 31, 2022, the Company has $151.9 million of non-capital Canadian losses which expire in 2031 and 2042, $210.9 million of state net operating losses which expire in 2031-2041, and $105.1 million of U.S. federal net operating losses which have an indefinite carryforward period. The Company determined a valuation allowance was applicable to $151.9 million of non-Capital Canadian losses and $104.3 million of state net operating losses. The Company also determined that it is more likely than not that the benefit from $97.1 million of U.S. federal net operating losses and $106.6 million of state net operating losses will not be realized and therefore this amount has not been recorded.

As the Company operates in the cannabis industry, the Company is subject to the limits of Internal Revenue Code ("IRC") Section 280E for U.S. federal income tax purposes as well as state income tax purposes for all states in which the Company operates except for Arizona, California, Colorado, and Massachusetts. Under IRC Section 280E, the Company is only allowed to deduct expenses directly related to costs of goods sold. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained. As of December 31, 2022, and December 31, 2021, the Company recorded an uncertain tax liability of $19.5 million and $6.7 million, respectively, inclusive of interest and penalties. Additionally, there are unrecognized deferred tax benefits of $41.8 million as of December 31, 2022, and $44.9 million as of December 31, 2021. The Company does not reasonably expect the unrecognized tax benefits will materially increase or decrease within the next 12 months.

During 2022, the Company recorded interest of ($0.3) million and penalties of $2.4 million on uncertain tax liabilities within the consolidated statements of operations and comprehensive (loss) income. With few exceptions, as of December 31, 2022, the Company is no longer subject to examination by tax authorities for years before 2019.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2022	2021
	(in thousands)
Beginning balance	$44,850	$3,770
Reductions based on lapse of statute of limitations	(4,228)	—
Additions based on tax positions related to the prior year	1,159	—
Additions for tax positions of prior years recorded to goodwill	—	41,080
Ending balance	$41,781	$44,850

NOTE 18. DISCONTINUED OPERATIONS

In July 2022, the Company approved the exit of the Nevada operations. This represents a strategic shift in the Company's operations and therefore is classified as discontinued operations as of December 31, 2022. Immaterial wind-down activities are expected to continue in the near term.

The assets and liabilities associated with discontinued operations consisted of the following as of December 31, 2022 and 2021:

	2022	2021
	(in thousands)
Assets associated with discontinued operations
Income tax receivable	$1,708	$474
Other assets	690	672
Cash	621	561
Prepaids and other current assets	137	44
Inventories, net	—	2,245
Accounts receivable, net	—	291
Property and equipment, net	—	503
Intangible assets, net	—	36,742
Right of use assets - operating, net	—	14,250
Total assets associated with discontinued operations	$3,156	$55,782

Liabilities associated with discontinued operations
Operating lease liabilities	$14,560	$14,380
Accounts payable and accrued liabilities	493	272
Deferred tax liabilities	—	9,429
Total liabilities associated with discontinued operations	$15,053	$24,081

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's loss from discontinued operations for the years ended December 31, 2022 and 2021. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	2022	2021
	(in thousands)
Revenue, net of discounts	$3,051	$404
Cost of goods sold	9,179	2,086
Gross margin	(6,128)	(1,682)
Expenses:
Operating expenses	3,084	929
Impairment and disposal of long-lived assets, net	49,130	—
Total Expenses	52,214	929
Loss from operations	(58,342)	(2,611)
Other income:
Other income, net	117	30
Total other income	117	30
Loss before provision for income taxes	(58,225)	(2,581)
Income tax benefit	10,663	642
Net loss from discontinued operations	$(47,562)	$(1,939)

The consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, loss on impairment of long-lived assets, and capital expenditures of discontinued operations for the years ended December 31, 2022 and 2021.

	2022	2021
	(in thousands)
Depreciation	$28	$9
Amortization	$2,377	$858
Loss on impairment and disposal of long-lived assets	$49,130	$—
Purchases of property and equipment	$259	$—

NOTE 19. VARIABLE INTEREST ENTITIES

The Company has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states in which it determined to be variable interest entities. The Company holds ownership interests in these entities ranging from none to 95% either directly or through a proxy as of December 31, 2022. The Company's VIEs are not material to the consolidated financial position or operations as of or for the year ended December 31, 2022 or 2021.

The Company determined certain of these entities to be variable interest entities in which it is the primary beneficiary. The Company consolidates these entities due to the other holder’s equity investment being insufficient to finance its activities without additional subordinated financial support and the Company meeting the power and economics criteria. In particular, the Company controls the management decisions and activities most significant to certain VIEs, has provided a significant portion of the subordinated financial support provided to date, and holds membership interests exposing the Company to the risk of reward and/or loss. The Company allocates income and cash flows of the VIEs based on the outstanding ownership percentage in accordance with the underlying operating agreements, as amended. The Company has consolidated all identified variable interest entities for which the Company is the primary beneficiary in the accompanying consolidated financial statements.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the summarized assets and liabilities of the Company’s VIEs in which it does not hold a majority interest as of December 31, 2022 and 2021. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that eliminate in consolidation as included on our consolidated balance sheets.

	Year Ended December 31,
	2022	2021
	(in thousands)
Current assets:
Cash	$3,974	$1,241
Accounts receivable, net	597	905
Inventories, net	6,922	2,451
Prepaids and other current assets	314	313
Total current assets	11,807	4,910
Property and equipment, net	9,916	8,335
Right of use asset - operating, net	1,760	—
Right of use asset - finance, net	2,371	—
Intangible assets, net	16,123	17,735
Other assets	79	544
Total assets	$42,056	$31,524
Current liabilities:
Accounts payable and accrued liabilities	$2,998	$828
Income tax payable	2,216	522
Notes payable - current portion	—	1,170
Operating lease liability - current portion	105	—
Finance lease liability - current portion	129	—
Total current liabilities	5,448	2,520
Notes payable	1,200	1,061
Operating lease liability	1,705	—
Finance lease liability	2,226	—
Deferred tax liabilities	4,228	4,479
Other long-term liabilities	625	—
Total liabilities	$15,432	$8,060

During the year ended December 31, 2022, the Company divested of its minority ownership interest in two of its VIEs and received cash of $2.0 million and recorded an insignificant loss on the divestments which are recorded in impairment and disposal of long-lived assets, net, in the consolidated statement of operations and comprehensive (loss) income for the year ended December 31, 2022. As of December 31, 2022, the Company is no longer the primary beneficiary of these VIEs and the VIEs are no longer consolidated in the Company's consolidated financial statements.

NOTE 20. RELATED PARTIES

The Company previously raised funds by issuing notes to various related parties including directors, officers, and shareholders. The remaining related party notes were paid off in full in November 2021. The balance of related party notes was zero as of December 31, 2022 and December 31, 2021, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company incurred interest expense on related party debt of zero, $1.1 million, and $1.6 million, respectively.

J.T. Burnette, the spouse of Kim Rivers, the Chief Executive Officer and Chair of the board of directors of the Company, was a minority owner of a company (the “Supplier”) that provides construction and related services to the Company. As of January 1, 2022, the Supplier is no longer a related party of the Company. The Supplier is responsible for the construction for various cultivation and processing facilities for the Company, and provides labor, materials and equipment on a cost-plus basis. For the years ended December 31, 2021 and 2020, property and equipment purchases totaled $148.4 million and $96.7 million, respectively. As of December 31, 2021, $11.4 million was included in accounts payable on the consolidated balance sheets. The use of the Supplier was reviewed and approved by the independent members of the Company’s board of directors, and all invoices of the Supplier were reviewed by the office of the Company’s Chief Legal Officer.

The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by Kim Rivers, the Company's Chief Executive Officer and Chair of the board of directors, George Hackney, a former member of the Company's board of directors, and Richard May, a member of the Company's board of directors. The Company also leases various

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

properties from companies that are managed by Benjamin Atkins, a former director of the Company, and the Supplier. As of January 1, 2022, Benjamin Atkins is no longer a related party of the Company due to the time that has passed since Mr. Atkins held a director position.

As of December 31, 2022 and 2021, under ASC 842, the Company had the following related party leases on the consolidated balance sheets:

	As of December 31, 2022	As of December 31, 2021
	Operating	Operating	Finance
	(in thousands)
Right-of-use assets, net	$820	$2,082	$2,009
Lease liabilities:
Lease liabilities - current portion	$113	$418	$215
Lease liabilities	751	1,862	2,127
Total related party lease liabilities	$864	$2,280	$2,342

Lease expense recognized on related party leases was $0.2 million, $2.7 million, and $3.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

NOTE 21. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the year ending December 31:

	2022	2021	2020
	(in thousands)
Retail	$1,161,684	$870,507	$520,217
Wholesale, licensing and other	78,128	67,474	1,316
Revenue, net	$1,239,812	$937,981	$521,533

NOTE 22. COMMITMENTS AND CONTINGENCIES

Operating Licenses

Although the possession, cultivation and distribution of cannabis for medical use is permitted in the states in which the Company operates, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, inventory, cash and cash equivalents, equipment and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, as of December 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations and comprehensive (loss) income. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

In connection with the Watkins acquisition, the Company received a demand letter on October 12, 2022 related to the four potential earnouts. The earnouts are based on the completion of certain milestones related to construction and operations and contingent on the continued employment of key employee shareholders. The Company elected to cease construction activity on October 10, 2022, an action we were allowed to take under the terms of the acquisition agreement. The Company is attempting to mediate this case but, should it result in a trial, the Company will vigorously defend our position.

During the year ending December 31, 2021, the Company settled certain litigation matters assumed in acquisitions during the year for $14.8 million.

TRULIEVE CANNABIS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be approximated. As of December 31, 2022, and 2021, $31.7 million and $8.8 million was included in contingent liabilities on the consolidated balance sheets related to pending litigation. The Company also recorded accruals related to sales tax audits or inquiries which were acquired through the Harvest acquisition. As of December 31, 2022 and 2021, $3.0 million and $2.3 million, respectively, was included in contingent liabilities on the consolidated balance sheets for estimates related to various sales tax matters. The Company also has amounts related to vendor disputes and various other matters which are probable and estimable but not known included in contingent liabilities on the consolidated balance sheets.

Regulatory compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties and other sanctions.

NOTE 23. DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swaps for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments. The Company does not use any other derivative financial instruments for trading or speculative purposes.

In the fourth quarter of 2022 the Company entered into the VNB Swap for a notional amount of $71.5 million. The VNB Swap was entered into in conjunction with four promissory term notes of a total corresponding amount. The four promissory term notes were priced at the Secured Overnight Financing Rate ("SOFR", as defined in the agreement) plus 3.00%, per annum. The VNB Swap fixed the four term loans at 7.53% per annum until maturity on January 1, 2028. The VNB Swap effectively fixes the floating SOFR-based interest of the SOFR-based debt. In accordance with ASC 815, the Company applies fair value accounting for the VNB Swap with changes in fair value recognized in income or loss within interest expense within the consolidated statements of operations and comprehensive (loss) income. A corresponding asset or liability is recognized on the consolidated balance sheets based on the fair value position as of each reporting date. The fair value of the interest rate swap liability as of December 31, 2022 was $2.5 million and was recorded in other long-term liabilities on the consolidated balance sheets. See Note 3 - Summary of Significant Accounting Policies for details regarding fair value measurements for the interest rate swap.

NOTE 24. SUBSEQUENT EVENTS

The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements.