Form 10-K/A
period 2021-12-31
Trulieve Cannabis Corp.
filed 2023-04-05
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Paragraph

This amendment No. 2 on Form 10-K/A (the “Amendment No. 2”) amends Trulieve Cannabis Corp.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission on March 30, 2022 (the “Original Filing”), as amended by Amendment No. 1, dated March 7, 2023 filed with the Securities and Exchange Commission on March 8, 2023 (“Annual Report”).

The Company is filing this Amendment No. 2 solely to include Exhibit 32.2 with the correct date of April 5, 2023. This Amendment No. 2 amends Section “(3) Index to Exhibits” of Part IV, Item 15 of the Company’s Original Filing in order to, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, file new certifications by the Company’s principal executive officer and principal financial officer dated as of the date of this Amendment No. 2 as Exhibits 31.5 and 31.6 and 32.2, which are included under Item 15(a) of Part IV of this Amendment No. 2. In addition, new consents of Marcum LLP and MNP LLP have been included in Item 15 Exhibits 23.5 and 23.6.

No other changes were made to the Annual Report. Except as stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update any of the financial or other disclosures as presented in the Annual Report. Information not affected by this Amendment No. 2 remains unchanged and reflects the disclosures made at the time the Original Filing was filed.

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

2.1

Merger Agreement, dated September 11, 2018, by and between Schyan Exploration Inc./Exploration Schyan Inc., Schyan Sub, Inc., and Trulieve, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

2.2

Arrangement Agreement, dated May 10, 2021, between Trulieve Cannabis Corp. and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

2.3

Agreement and Plan of Merger, dated September 16, 2020, by and among Pioneer Leasing and Consulting LLC, the members thereof, Raymond Boyer, as the representative of each seller thereunder, Trulieve PA Merger Sub 2 Inc. and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

2.4

Agreement and Plan of Merger, dated September 16, 2020, by and among PurePenn LLC, the members thereof, Trulieve Cannabis Corp. and Trulieve PA Merger Sub 1, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

3.1

Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.1

Subordinate Voting Shares Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.2

Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September 21, 2018, by and between Trulieve, Inc. and Kim Rivers (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.3

Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September 21, 2018, by and between Trulieve, Inc. and George Hackney, Jr. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.4

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and Craig Kirkland (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.5

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and the Jason B. Pernell Family Trust dated July 31, 2020 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.6

Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve Cannabis Corp. and Michael J. O’Donnell as Trustee of the Michael J. O’Donnell Revocable Trust (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.7

Trust Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.8

Warrant Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.9

Supplemental Warrant Indenture, dated November 7, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.10

Supplemental Warrant Indenture, dated December 10, 2020, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.11

Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (File No. 000-56248))

4.12

Supplemental Trust Indenture, dated as of October 6, 2021, between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2021 (File No. 000-56248))

4.13

Supplemental Warrant Indenture, dated as of October 1, 2021, between Trulieve Cannabis Corp., Harvest Health & Recreation, Inc. and Odyssey Trust Company (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.14

Replacement Purchase Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated October 1, 2021, issued by Trulieve Cannabis Corp. to Russon Holdings Limited (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.15

Form of Warrant to Purchase Subordinate Voting Shares of Harvest Health & Recreation Inc., dated May 10, 2019, issued to Purchasers of 7% Unsecured Convertible Debentures (assumed by Trulieve Cannabis Corp. in connection with

Harvest acquisition) (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.16

Warrant dated April 23, 2020 issued by Harvest Health & Recreation, Inc. to Cumberland Property Leasing, LLC (assumed by Trulieve Cannabis Corp. in connection with Harvest acquisition) (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

4.17‡

Restricted Share Unit Award Agreement dated as of September 15, 2021 by and between Trulieve Cannabis Corp. and Jason B. Pernell Family Trust, as the assignee of Jason Pernell (replaced the Amended and Restated Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated as of September 21, 2018, by and between Trulieve, Inc. and the Jason B. Pernell Family Trust dated July 31, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021 (File No. 000-56248))

4.18‡

Restricted Share Unit Award Agreement dated as of September 15, 2021 by and between Trulieve Cannabis Corp. and Kim Rivers (replaced the Warrant to Purchase Subordinate Voting Shares of Trulieve Cannabis Corp., dated September 21, 2018, by and between Trulieve, Inc. and Kim Rivers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2021 (File No. 000-56248))

10.1‡	Schyan Exploration Inc. Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.2‡

Form of Director and Officer Indemnity Agreement, dated September 21, 2018, by and between Trulieve Cannabis Corp. and each of Kim Rivers, Thad Beshears, George Hackney, Richard S. May, Michael J. O’Donnell and Jason Pernell (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.3‡

Form of Share Distribution Agreement (Organized Trade), dated July 2020, by and between Trulieve Cannabis Corp. and F. Ashley May, Frederick B. May Family Irrevocable Trust – 2018, John B. May Family Irrevocable Trust 2018, Elizabeth Bailey May, Elizabeth S May, Frederick B. May, Peter T. Healy, John B. May Sr., Richard S. May, Susan E Thronson, Jason Pernell, Kim Rivers, Thomas L Millner and Shade Leaf Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.4‡

Share Distribution Agreement (Trading Plan), dated July 2020, by and between Trulieve Cannabis Corp. and Thad Beshears (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.5

Lease Agreement between One More Wish, LLC and Trulieve, Inc., dated April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.6

Lease Agreement between One More Wish II, LLC and Trulieve, Inc., dated August 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.7

Loan and Security Agreement, by and between Traunch Four, LLC, and George Hackney, Inc., dated May 24, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.8

Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Traunch Four, LLC, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 and that certain Second Amendment to Promissory Note dated as of March 2, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.9

Consulting Agreement, dated April 21, 2020 between Dickinson & Associates, Inc., and Trulieve Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.10

Coattail Agreement, dated September 21, 2018, by and among Trulieve Cannabis Corp., Odyssey Trust Company and holders of the Super Voting Shares (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.11

Share Conversion Agreement by and between Trulieve Cannabis Corp. and Kim Rivers (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.12

Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Raymond Boyer, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.13

Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Gabriel A. Perlow, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.14

Membership Interest Purchase Agreement, dated September 16, 2020, by and among Keystone Relief Centers LLC, the sellers set forth therein, Dr. Robert Capretto, as the representative of each seller set forth therein, Trulieve PA LLC and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.15

Asset Purchase Agreement, dated October 1, 2020, by and between Life Essence, Inc. and Patient Centric of Martha’s Vineyard Ltd. (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.16

Asset Purchase Agreement, dated December 1, 2020, by and among Life Essence, Inc. Trulieve Cannabis Corp., Sammartino Investments, LLC, Nature’s Remedy of Massachusetts, Inc. and John Brady (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.17

Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Kim Rivers, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 and that certain Second Amendment to Promissory Note dated as of March 2, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.18

Registration Rights Agreement, dated July 7, 2021, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Michael J. Badey, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

10.19‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Kimberly Rivers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.20‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Alex D’Amico (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.21‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Eric Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.22‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Rebecca Young (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.23‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Kyle Landrum (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052)

10.24‡

Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Tim Morey (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

10.25‡

Executive Employment Agreement, dated December 24, 2021, by and between Trulieve Cannabis Corp. and Steve White (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 (File No. 000-56248))

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

18.1

Preferability Letter of Marcum LLP (incorporated by reference to Exhibit 18.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (File No. 000-56248))

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

23.1

Consent of MNP LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (File No. 000-56248))

23.2

Consent of Marcum LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (File No. 000-56248))

23.3

Consent of MNP LLP (incorporated by reference to Exhibit 23.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2023 (File No.000-56248))

23.4

Consent of Marcum LLP (incorporated by reference to Exhibit 23.2 to Amendment No. 1 the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 8, 2023 (File No.000-56248))

23.5+	Consent of MNP LLP

23.6+	Consent of Marcum LLP

31.1

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed the SEC on March 30, 2022 (File No. 000-56248))

31.2

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed the SEC on March 30, 2022 (File No. 000-56248))

31.3

Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2023 (incorporated by reference to Exhibit 31.3 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on March 8, 2023 (File No. 000-56248))

31.4

Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 7, 2023 (incorporated by reference to Exhibit 31.4 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2021 filed with the SEC on March 8, 2023 (File No. 000-56248))

31.5+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.6+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906

of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form

10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (File No. 000-56248))

32.2+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Appendix A (Licenses and Permits) (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 30, 2022 (File No. 000-56248))

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

TRULIEVE CANNABIS CORP.

Date: April 5, 2023	By:	/s/ Kim Rivers
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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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