Form 10-Q
period 2023-03-31
Trulieve Cannabis Corp.
filed 2023-05-10
CIK 1754195

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, the registrant had 159,761,126 Subordinate Voting Shares and 26,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS		(Audited)
Current Assets:
Cash and cash equivalents	$188,128	$212,266
Restricted cash	7,154	6,607
Accounts receivable, net	8,037	9,443
Inventories, net	297,556	297,815
Prepaid expenses and other current assets	70,724	63,627
Notes receivable - current portion	740	728
Assets associated with discontinued operations	1,850	2,466
Total current assets	574,189	592,952
Property and equipment, net	782,368	796,947
Right of use assets - operating, net	101,848	101,379
Right of use assets - finance, net	70,658	76,231
Intangible assets, net	967,398	1,012,646
Goodwill	791,495	791,495
Notes receivable, net	11,922	11,992
Other assets	15,829	14,716
Long-term assets associated with discontinued operations	690	690
TOTAL ASSETS	$3,316,397	$3,399,048
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$92,503	$83,146
Income tax payable	35,650	49,024
Deferred revenue	5,115	9,568
Notes payable - current portion, net	9,813	12,453
Operating lease liabilities - current portion	10,365	10,448
Finance lease liabilities - current portion	8,041	8,727
Construction finance liabilities - current portion	1,256	1,189
Contingencies	25,491	34,666
Liabilities associated with discontinued operations	35	482
Total current liabilities	188,269	209,703
Long-term liabilities:
Notes payable, net	93,521	94,247
Private placement notes, net	543,037	541,664
Warrant liabilities	—	252
Operating lease liabilities	103,066	102,388
Finance lease liabilities	71,982	75,838
Construction finance liabilities	182,406	182,361
Deferred tax liabilities	216,241	224,137
Other long-term liabilities	37,241	26,183
Long-term liabilities associated with discontinued operations	14,567	14,571
TOTAL LIABILITIES	1,450,330	1,471,344
Commitments and contingencies (see Note 20)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 185,987,512 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in-capital	2,049,047	2,045,003
Accumulated deficit	(177,967)	(113,843)
Non-controlling interest	(5,013)	(3,456)
TOTAL SHAREHOLDERS' EQUITY	1,866,067	1,927,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,316,397	$3,399,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue, net of discounts	$289,089	$317,747
Cost of goods sold	139,151	137,291
Gross profit	149,938	180,456
Expenses:
Sales and marketing	62,312	72,838
General and administrative	39,383	33,547
Depreciation and amortization	30,371	28,436
Impairments and disposals of long-lived assets, net	31,015	16,461
Total expenses	163,081	151,282
(Loss) income from operations	(13,143)	29,174
Other (expense) income:
Interest expense	(22,748)	(17,877)
Change in fair value of derivative liabilities - warrants	252	820
Other income, net	4,918	885
Total other expense	(17,578)	(16,172)
(Loss) income before provision for income taxes	(30,721)	13,002
Provision for income taxes	34,958	43,125
Net loss from continuing operations and comprehensive loss	(65,679)	(30,123)
Net (income) loss from discontinued operations, net of tax benefit of $8 and $809, respectively	(48)	2,359
Net loss	(65,631)	(32,482)
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(1,507)	(507)
Net loss and comprehensive loss attributable to common shareholders	$(64,124)	$(31,975)

Net loss per share - Continuing operations:
Basic and diluted	$(0.34)	$(0.16)
Net income (loss) per share - Discontinued operations:
Basic and diluted	$0.00	$(0.01)
Weighted average number of common shares used in computing net (loss) income per share:
Basic	188,899,309	187,054,916
Diluted	188,899,309	187,054,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except per share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Non-Controlling Interest	Total
Balance, January 1, 2022 (audited)	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	4,564	—	—	4,564
Exercise of stock options	—	45,775	45,775	108	—	—	108
Shares issued for cash - warrant exercise	—	1,648	1,648	22	—	—	22
Shares issued under share compensation plans	—	16,257	16,257	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(10,005)	(10,005)	(230)	—	—	(230)
Conversion of Multiple Voting to Subordinate Voting Shares	(2,699,100)	2,699,100	—	—	—	—	—
Shares issued for PurePenn, Pioneer, and Solevo earnouts	—	3,626,295	3,626,295	—	—	—	—
Distribution	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	(111)	(111)
Net loss and comprehensive loss	—	—	—	—	(31,975)	(507)	(32,482)
Balance, March 31, 2022	49,217,899	134,966,243	184,184,142	$2,012,564	$105,746	$884	$2,119,194

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance, January 1, 2023 (audited)	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	2,401	—	—	2,401
Distribution	—	—	—	—	—	(50)	(50)
Value of shares earned for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Net income and comprehensive income	—	—	—	—	(64,124)	(1,507)	(65,631)
Balance, March 31, 2023	26,226,386	159,761,126	185,987,512	$2,049,047	$(177,967)	$(5,013)	$1,866,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flow from operating activities
Net loss and comprehensive loss	$(65,631)	$(32,482)
Adjustments to reconcile net loss and comprehensive loss to net cash provided by operating activities:
Depreciation and amortization	30,371	29,305
Depreciation included in cost of goods sold	13,551	10,692
Non-cash interest expense	1,494	1,232
Non-cash interest income	(122)	(163)
Impairment and disposal of long-lived assets, net	31,015	16,461
Amortization of operating lease right of use assets	2,634	2,892
Accretion of construction finance liabilities	389	293
Share-based compensation	2,401	4,564
Change in fair value of derivative liabilities - warrants	(252)	(820)
Non-cash change in contingencies	(3,725)	(1,248)
Allowance for credit losses	(159)	42
Deferred income tax expense	(7,896)	—
Changes in operating assets and liabilities:
Inventories	260	(21,957)
Accounts receivable	1,565	(3,970)
Prepaid expenses and other current assets	(1,776)	(8,094)
Other assets	1,888	(16,216)
Accounts payable and accrued liabilities	9,177	22,093
Income tax payable	(13,383)	42,210
Other current liabilities	(5,448)	2,057
Operating lease liabilities	(2,523)	(2,106)
Deferred revenue	(4,452)	(654)
Other long-term liabilities	11,032	1,016
Net cash provided by operating activities	410	45,147
Cash flow from investing activities
Purchases of property and equipment	(13,731)	(48,118)
Purchases of property and equipment related to construction finance liabilities	—	(7,334)
Capitalized interest	(582)	(1,487)
Acquisitions, net of cash acquired	—	(27,500)
Purchases of internal use software	(2,046)	(2,214)
Cash paid for license	(3,500)	—
Proceeds from sale of property and equipment	287	—
Proceeds from sale of variable interest entity	—	1,604
Proceeds from sale of held for sale assets	580	203
Proceeds received from notes receivable	180	1,018
Net cash used in investing activities	(18,812)	(83,828)
Cash flow from financing activities
Proceeds from private placement notes, net of discounts	—	76,420
Proceeds from equity exercises	—	130
Payments on notes payable	(3,442)	(2,285)
Payments on finance lease obligations	(2,040)	(1,421)
Payments on construction finance liabilities	(278)	(297)
Payments for debt issuance costs	—	(19)
Payments for taxes related to net share settlement of equity awards	—	(230)
Distributions	(50)	(50)
Net cash (used in) provided by financing activities	(5,810)	72,248
Net (decrease) increase in cash and cash equivalents	(24,212)	33,567
Cash, cash equivalents, and restricted cash, beginning of period	218,873	233,098
Cash and cash equivalents of discontinued operations, beginning of period	621	561
Less: cash and cash equivalents of discontinued operations, end of period	—	(823)
Cash, cash equivalents, and restricted cash, end of period	$195,282	$266,403

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$9,618	$6,949
Income taxes, net of refunds	$46,775	$46
Other noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$4,544	$10,852
Purchases of property and equipment in accounts payable and accrued liabilities	$2,197	$10,985
Value of shares earned for purchase of variable interest entity	$1,643	$—

*The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
Beginning of period:
Cash and cash equivalents	$212,266	(1)	$230,085	(2)
Restricted cash	6,607		3,013
Cash, cash equivalents and restricted cash	$218,873		$233,098

End of period:
Cash and cash equivalents	$188,128		$266,403	(3)
Restricted cash	7,154		—
Cash, cash equivalents and restricted cash	$195,282		$266,403

(1) Excludes $0.6 million attributable to discontinued operations.

(2) Excludes $0.5 million attributable to discontinued operations.

(3) Excludes $0.8 million attributable to discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Notes to Condensed Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve" and, together with its subsidiaries and variable interest entities, the "Company," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary to fairly present the Company's financial position as of March 31, 2023, and the results of its operations and cash flows for the periods ended March 31, 2023 and 2022. The results of the Company's operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 8, 2023 (the "2022 Form 10-K").

Discontinued Operations

In July 2022, the Company discontinued its Nevada operations. This action represents a strategic shift in the business and therefore, the related assets and liabilities associated with the Nevada operations are classified as discontinued operations on the condensed consolidated balance sheets and the results of the Nevada operations have been presented as discontinued operations within the condensed consolidated statements of operations and comprehensive (loss) income for all periods presented. Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 16. Discontinued Operations.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods and of the accompanying notes to conform to the current period presentation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are more fully described in Note 3. Summary of Significant Accounting Policies in the consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have been no material changes to the Company’s significant accounting policies.

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

The fair values of financial instruments by class are as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$145,986	$—	$—	$145,986	$340	$—	$—	$340
Financial Liabilities:
Interest rate swap (2)	$—	$3,396	$—	$3,396	$—	$2,536	$—	$2,536
Warrant liabilities (3)	$—	$—	$—	$—	$—	$252	$—	$252

There have been no transfers between hierarchy levels during the periods ending March 31, 2023 or December 31, 2022.

(1)
Money market funds are included within cash and cash equivalents and restricted cash in the Company’s condensed consolidated balance sheets. As a short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximate fair value. The Company recorded interest income of $0.7 million for the three months ended March 31, 2023 in relation to money market funds.
(2)
The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets. In November 2022 the Company entered into an interest rate swap contract ("VNB Swap") for the purpose of hedging the variability of interest expense and interest payments on the Company's long-term variable debt. The VNB Swap is carried at fair value which is based on a valuation model that utilizes interest rate yield curves and credit spreads observable in active markets as the significant inputs to the model. The Company considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.
(3)
The total fair value and carrying value of the Company's liability warrants is recorded to warrant liabilities on the condensed consolidated balance sheets.

The Company's non-recurring impairment tests, including those performed as of March 31, 2023, utilize significant level 3 unobservable inputs, including projections of future revenue and operating income.

Deferred Revenue

During the three months ended March 31, 2023, the Company terminated the loyalty program associated with dispensaries acquired with the acquisition of Harvest Health & Recreation, Inc. ("Harvest") in October 2021. As a result of the termination of the loyalty program at certain dispensaries, the Company recorded a reduction in the accrual of $4.7 million in revenue, net of discounts in the condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2023 and December 31, 2022, the loyalty liability totaled $4.7 million and $8.9 million, respectively, and is included in deferred revenue on the condensed consolidated balance sheets. Included within deferred revenue as of March 31, 2023 and December 31, 2022 are customer credit balances of $0.4 million and $0.6 million, respectively.

Impairment of long-lived assets

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. During the three months ended March 31, 2023, the Company determined that certain long-lived assets, including intangible assets, in Massachusetts were impaired due to the competitive environment in the Massachusetts cannabis industry.

The Company utilized a combination of the market, income, and cost approach for its impairment testing, resulting in an impairment of $30.3 million, consisting of property and equipment and intangible assets, recorded within impairment and disposal of long-lived assets, net in the condensed consolidated statements of operations and comprehensive (loss) income.

Impairment of goodwill

The Company operates as one operating segment and reporting unit and therefore, evaluates goodwill for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable. During the three months ending March 31, 2023, the Company continued to experience a sustained decline in its stock price resulting in the total market value of its common stock outstanding ("market capitalization") being less than the carrying value of the reporting unit. Management believes this decline in market value is due to a variety of factors, including:

reduced number of custodians to service cannabis equity holdings, negative investor sentiment due to lack of progress on federal reform, and more challenging macroeconomic conditions.

In light of the circumstances and indicators of potential impairment described above, management performed an interim quantitative goodwill impairment test as of March 31, 2023. Management first considered whether any impairment was present for the Company’s long-lived assets, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test, except for in the Massachusetts market as detailed above.

In comparing the estimated fair value of the reporting unit to its carrying value, the Company utilized a weighted average valuation using the discounted cash flow model, or the income approach, and the market approach. The determination of the fair value of the reporting unit requires us to make significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates, actual future results could differ. Changes in assumptions regarding future results or other underlying assumptions could have a significant impact on the fair value of the reporting unit.

The discounted cash flow model reflects our estimates of future cash flows and other factors including estimates of future operating performance, including future revenue, long-term growth rates, gross margins, capital expenditures, discount rates and the probability of achieving the estimated cash flows, among others.

In addition to the income approach, the Company also employs the market approach in its goodwill impairment testing. Under the market approach, the Company estimates the fair value based upon multiples of comparable public companies. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples in estimating the fair value of the reporting unit.

The results of the Company’s interim test for impairment as of March 31, 2023 concluded that the estimated fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Trade receivables	$11,791	$12,864
Less: allowance for credit losses	(3,754)	(3,421)
Accounts receivable, net	$8,037	$9,443

NOTE 4. NOTES RECEIVABLE

Notes receivable consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
	(in thousands)
Promissory note acquired in October 2021 (1)	$8,025	$8,205	7.50%	11/9/2025
Promissory note dated November 15, 2021 (2)	4,714	4,602	9.75%	11/14/2024
Notes receivable	12,739	12,807
Less: discount on notes receivable	(77)	(87)
Total notes receivable, net of discount	12,662	12,720
Less: current portion of notes receivable	(740)	(728)
Notes receivable, net	$11,922	$11,992
(1)
Interest and principal payments are due to the Company monthly.
(2)
No payments are due to the Company until maturity. Interest is accrued monthly and added to the principal balance at each quarter end. The note is convertible to equity of the holder at the Company's option at any time prior to maturity. The note was issued with a nominal discount, resulting in an effective interest rate of 10.77%.

During the three months ended March 31, 2023 and 2022, the Company recorded interest income of $0.3 million and $0.4 million in other income in the condensed consolidated statements of operations and comprehensive (loss) income, respectively.

Stated maturities of the notes receivable are as follows as of March 31, 2023:

Year	Expected principal payments
(in thousands)
Nine months ending December 31, 2023	$548
2024	5,498
2025	6,693
2026	—
2027	—
Thereafter	—
Total	12,739
Less: discount on notes receivable	(77)
Total	$12,662

NOTE 5. INVENTORIES

Inventories are comprised of the following items as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Raw material
Cannabis plants	$22,457	$22,243
Packaging and supplies	53,516	52,046
Total raw material	75,973	74,289
Work in process	165,868	174,533
Finished goods-unmedicated	6,445	7,563
Finished goods-medicated	49,270	41,430
Total inventories	$297,556	$297,815

NOTE 6. PROPERTY AND EQUIPMENT

As of March 31, 2023 and December 31, 2022, property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Land	$38,575	$38,485
Buildings and improvements	570,193	556,932
Furniture and equipment	288,546	277,164
Vehicles	838	839
Total	898,152	873,420
Less: accumulated depreciation	(154,762)	(134,587)
Total property and equipment	743,390	738,833
Construction in progress	38,978	58,114
Total property and equipment, net	$782,368	$796,947

During the three months ended March 31, 2023 and 2022, the Company capitalized interest of $0.6 million and $1.5 million, respectively.

During the three months ended March 31, 2023 and 2022, the Company incurred depreciation expense of $20.5 million and $15.5 million, respectively.

During the three months ended March 31, 2023, the Company recorded an impairment on property and equipment related to the Massachusetts market of $3.0 million, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended March 31, 2022, the Company recorded an impairment of $0.3 million, which is mainly the result of repositioning of assets, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended March 31, 2023, the Company recorded a nominal loss on disposal of property and equipment, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income. During the three months ended March 31, 2022, the Company recorded a loss of $3.0 million, primarily related to assets located in our Southeast region, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income.

During the three months ended March 31, 2023 and 2022, the Company recorded a gain on sale of property and equipment, net of $0.3 million and zero, respectively, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income.

NOTE 7. INTANGIBLE ASSETS

The Company's definite-lived intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses	$1,044,660	$106,772	$937,888	$1,076,173	$93,567	$982,606
Trademarks	27,430	13,826	13,604	27,430	12,530	14,900
Internal use software	18,573	3,986	14,587	16,586	3,086	13,500
Tradenames	4,862	3,777	1,085	4,862	3,506	1,356
Customer relationships	3,536	3,302	234	3,536	3,252	284
Total	$1,099,061	$131,663	$967,398	$1,128,587	$115,941	$1,012,646

Amortization expense for the three months ended March 31, 2023 and 2022 was $20.5 million and $21.1 million, respectively.

During the three months ended March 31, 2023, the Company impaired intangible assets, primarily consisting of licenses, resulting in a loss on impairment of intangible assets of $27.3 million, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income.

The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2023:

Year	Estimated Amortization
(in thousands)
Nine Months Ending December 31, 2023	$60,465
2024	79,003
2025	76,000
2026	73,603
2027	71,102
Thereafter	607,225
$967,398

As of March 31, 2023, the weighted average amortization period remaining for intangible assets was 13.2 years.

NOTE 8. HELD FOR SALE

As of March 31, 2023, the Company had $18.1 million in assets held for sale and $1.4 million in liabilities held for sale, which are recorded in prepaids and other current assets and accounts payable and accrued liabilities, respectively, on the condensed consolidated balance sheets, and primarily consist of property and equipment and a lease liability, respectively. As of December 31, 2022, the Company had $14.5 million in assets held for sale which primarily consisted of property and equipment.

(in thousands)
Held for sale assets as of December 31, 2022	$14,521
Assets moved to held for sale	5,402
Non-cash settlement	(350)
Impairments (1)	(440)
Assets sold (2)	(1,000)
Held for sale assets as of March 31, 2023	$18,133

Held for sale liabilities as of December 31, 2022	—
Liabilities moved to held for sale	(1,428)
Held for sale liabilities as of March 31, 2023	$(1,428)
(1)
Recorded within impairment and disposal of long-lived assets, net in the condensed consolidated statement of operations and comprehensive (loss) income.
(2)
During the three months ended March 31, 2023, the Company recorded a loss on the sale of held for sale assets of $0.4 million, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income. The Company received proceeds of $0.6 million in connection with the sale during the three months ended March 31, 2023.

NOTE 9. NOTES PAYABLE

As of March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023	December 31, 2022	Stated Interest Rate		Effective Interest Rate	Maturity Date	Net Book Value of Collateral
	(in thousands)
Promissory notes dated December 21, 2022 (1)	$71,217	$71,500	7.53%	(4)	7.86%	1/1/2028	$156,270
Promissory note dated December 22, 2022 (2)	18,791	18,900	7.30%	(4)	7.38%	12/22/2032	$9,557
Promissory notes dated October 1, 2021 (3)	5,959	6,095	8.14%	(4)	8.29%	10/1/2027	$10,567
Promissory note dated December 22, 2022	5,500	5,500	10.00%	(4)	10.00%	12/22/2023	(5)
Promissory notes acquired in October 2021	2,484	5,338	(6)	(4)	(6)	(6)	(6)
Promissory note of consolidated variable-interest entity dated February 1, 2022	1,139	1,200	8.00%	(4)	8.00%	12/31/2025	—
Total notes payable	105,090	108,533
Less: debt discount	(1,756)	(1,833)
Less: current portion of notes payable	(9,813)	(12,453)
Notes payable (7)	$93,521	$94,247
(1)
In connection with the closing of these four promissory notes, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 23 in the 2022 Form 10-K for further details. These promissory notes contain customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, fixed charge ratio coverage, and liquidity covenant test. The covenants commence on June 30, 2023 and are measured semi-annually, except for certain covenants which were measured starting as of December 31, 2022. In May 2023, the Company amended the terms of the agreement in respect to the covenant requirements, excluding balloon payments from certain covenant calculations.
(2)
Promissory note bears interest at 7.30% per annum until December 21, 2027. Thereafter, interest will accrue at a rate equal to the five-year treasury rate in effect as of December 12, 2027 plus 3.50%. The promissory note contains customary restrictive covenants pertaining to our operations, including, among other things, limitations on the amount of debt and subsidiary debt that may be incurred and the ability to pledge assets, as well as financial covenant requirements, among other things, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, covenant to liquidity and debt principal test, and a global debt service coverage ratio. The covenants commence on December 31, 2022 and December 31, 2023 and are measured annually.
(3)
On November 15, 2022, the Company closed on the refinancing of our promissory notes dated October 1, 2021 to extend the maturity date by five years and fix the interest rate at 8.14%. During the three months ended March 31, 2023, the Company determined to reposition the collateralized assets to held for sale as part of its continued efforts to optimize our assets and resources in the markets in which it serves. The Company expects to sell the assets, which primarily consist of property and equipment, within the near-term.
(4)
Interest payments are due monthly.
(5)
Promissory note is secured by the acquired membership interest in Formula 420 Cannabis LLC. See Note 4 in the 2022 Form 10-K for further details.
(6)
Seven promissory notes were acquired during the year ending December 31, 2021. Interest rates range from 0.00% to 5.50%, with a weighted average interest rate of 4.46% as of March 31, 2023. Maturity dates range from February 2023 to April 2026. Of the seven acquired promissory notes, five remain outstanding as of March 31, 2023. Of these notes four are secured by various assets that approximate the value of the underlying notes of $2.5 million and one of the notes, of which the fair value is nominal is unsecured as of March 31, 2023.
(7)
In addition to the notes payable listed in the above table, the Company entered into a letter of credit in October 2022 for up to $1.5 million, for which there have been no draws as of March 31, 2023. The letter of credit is payable on demand, has an interest rate of 6.25%, and must be drawn on by October 2023 or will expire.

During the three months ended March 31, 2023 and 2022, the Company incurred interest expense of $2.1 million and $0.1 million, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive (loss) income. This includes accretion expense of $0.1 million for the three months ended March 31, 2023. Accretion expense for the three months ended March 31, 2022 was nominal.

The Company's notes payable described above are subordinated to the private placement notes. See Note 10 - Private Placement Notes for further details.

As of March 31, 2023, stated maturities of notes payable are as follows:

(in thousands)
Nine months ended December 31, 2023	$9,080
2024	3,232
2025	3,982
2026	3,044
2027	69,352
Thereafter	16,400
Total	$105,090

NOTE 10. PRIVATE PLACEMENT NOTES

June and November Notes

In 2019, the Company completed two private placement arrangements (the “June Notes” and the “November Notes”), each comprised of 5-year senior secured promissory notes with a face value of $70.0 million and $60.0 million, respectively. The purchasers of the June Notes received warrants to purchase 1,470,000 Subordinate Voting Shares at a price of $13.47 ("June Warrants") and the purchasers of the November Notes received warrants to purchase 1,560,000 Subordinate Voting Shares at a price of $980 per Unit, with each unit consisting of one Note issued in Denominations of $1,000 and 26 warrants ("November Warrants"), which can be exercised for approximately three years after closing (collectively the "Public Warrants"). The remaining outstanding Public Warrants expired in June 2022.

The fair value of the June Notes at inception was determined to be $63.9 million using an effective interest rate of 13.32%, which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the June Warrants. The fair value of the November Notes at inception was determined to be $54.5 million using an effective interest rate of 13.43%, which the Company estimates would have been the coupon rate required to issue the notes had the financing not included the November Warrants.

2026 Notes

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche One") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Company used a portion of the net proceeds to repay certain outstanding acquired indebtedness and used the remaining net proceeds for capital expenditures and other general corporate purposes. On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche Two") for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. The Company used the net proceeds for capital expenditures and other general corporate purposes. The notes may be redeemed in whole or in part, at the Company's option, at any time, on or after October 6, 2023, at the applicable redemption price. These notes are collectively referred to as the "2026 Notes".

As of March 31, 2023 and December 31, 2022, private placement notes payable consisted of the following:

	March 31, 2023	December 31, 2022	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
2026 Notes - Tranche One	$350,000	$350,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
June Notes	70,000	70,000	9.75%	13.32%	6/11/2024
November Notes	60,000	60,000	9.75%	13.43%	6/11/2024
Total private placement notes	555,000	555,000
Less: Unamortized debt discount and issuance costs	(11,963)	(13,336)
Private placement notes, net	$543,037	$541,664

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

During the three months ended March 31, 2023 and 2022, the Company incurred interest expense of $12.9 million and $12.3 million, respectively, which is included within interest expense in the condensed consolidated statements of operations and comprehensive (loss) income related to the private placement notes. This includes accretion expense on the private placement notes of $1.4 million and $1.2 million, respectively, for the three months ended March 31, 2023 and 2022.

Stated maturities of the principal portion of private placement notes outstanding as of March 31, 2023, are as follows:

Year	(in thousands)
Nine months ending December 31, 2023	$—
2024	130,000
2025	—
2026	425,000
2027	—
Thereafter	—
Total private placement notes	$555,000

NOTE 11. LEASES

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

The Company recorded a loss on disposal of right of use assets of zero and $10.5 million for three months ended March 31, 2023 and 2022, respectively, the latter is the result of repositioning away from margin dilutive assets, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations and comprehensive (loss) income.

The following table provides the components of lease cost recognized within the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
	Statement of operations and comprehensive (loss) income location	2023	2022
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$4,913	$5,602
Finance lease cost:
Amortization of lease assets	Cost of goods sold, sales and marketing, general and administrative	2,955	2,515
Interest on lease liabilities	Interest expense	1,741	1,579
Finance lease cost		4,696	4,094
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	2,300	1,928
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	203	99
Total lease cost		$12,112	$11,723

During the three months ended March 31, 2023 and 2022, the Company earned $0.4 million and $0.1 million of sublease income, respectively, which is recorded in other income, net within the condensed consolidated statements of operations and comprehensive (loss) income.

Other information related to operating and finance leases is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,052	$5,027
Operating cash flows from finance leases	$1,782	$1,579
Financing cash flows from finance leases	$2,040	$1,421
ASC 842 lease additions and modifications:
Operating leases	$4,602	$9,294
Finance leases	$(58)	$6,301

	March 31, 2023	December 31, 2022
Weighted average discount rate:
Operating leases	9.43%	9.28%
Finance leases	8.86%	8.65%
Weighted average remaining lease term (in years):
Operating leases	8.3	8.3
Finance leases	8.0	7.8

Future minimum lease payments under the Company's non-cancellable leases as of March 31, 2023 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
Nine months ending December 31, 2023	$15,294	$11,004
2024	20,364	14,640
2025	20,245	14,434
2026	19,649	13,572
2027	19,205	12,710
Thereafter	72,218	46,921
Total undiscounted lease liabilities	166,975	113,281
Less: Interest	(53,544)	(33,258)
Total present value of minimum lease payments	113,431	80,023
Lease liabilities- current portion	(10,365)	(8,041)
Lease liabilities	$103,066	$71,982

NOTE 12. CONSTRUCTION FINANCE LIABILITIES

When the Company enters into sale-leaseback transactions, it assesses whether a contract exists and whether there is a performance obligation to transfer control of the asset when determining whether the transfer of an asset shall be accounted for as a sale of the asset. If control is not transferred based on the nature of the transaction, and therefore does not meet the requirements for a sale under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and reflects these properties on its consolidated balance sheets in property and equipment, net and depreciates them over the assets' useful lives. The liabilities associated with these leases are recorded to construction finance liabilities - current portion and construction finance liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $5.5 million and $5.3 million, respectively, related to construction finance liabilities, which is included in interest expense within the condensed consolidated statements of operations and comprehensive (loss) income.

Holyoke

In July 2019, the Company sold property it had recently acquired in Massachusetts for $3.5 million, which was the cost to the Company. In connection with the sale of this location, the Company agreed to lease the location back for cultivation. The transaction was determined to be a failed sale-leaseback financing arrangement. As of March 31, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $45.4 million and $45.2 million, respectively.

Ben Bostic

In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company, for continued operation as a licensed medical cannabis cultivation facility. Control was never transferred to the buyer-lessor because the transaction was determined to be a finance lease and did not meet the requirements of a sale. The transaction was treated as a failed sale-leaseback financing arrangement. As of March 31, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $17.7 million and $17.7 million, respectively.

McKeesport

In October 2019, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation facility in Pennsylvania. The initial term of the lease is 15 years, with two five-year options to renew. As of March 31, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $42.0 million and $41.8 million, respectively.

Alachua

In October 2021, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation and processing facility in Florida. The lease originated in January 2021 and has an initial term of 20 years, with two five-year options to renew. During the three months ended March 31, 2022, the Company idled the facility while determining the future plans for the operations. In the second quarter of fiscal 2022, the Company committed to a plan to cease using this facility and as a result recorded a loss on disposal of the related property and equipment of $42.4 million. As of March 31, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $59.2 million and $59.2 million, respectively.

Hancock

In October 2021, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation and processing facility in Maryland. The lease originated in August 2021 and has an initial term of ten years with two options to extend the term, the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a tenant improvement allowance of $12.9 million as an additional component of base rent. As of March 31, 2023, and December 31, 2022, $12.3 million and $12.3 million of the tenant improvement allowance has been provided, respectively. As of March 31, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $19.4 million and $19.7 million, respectively.

Future minimum lease payments for the construction finance liabilities as of March 31, 2023, are as follows:

Year	(in thousands)
Nine months ending December 31, 2023	$16,441
2024	22,498
2025	23,140
2026	23,801
2027	24,480
Thereafter	409,063
Total future payments	519,423
Less: Interest	(335,761)
Total present value of minimum payments	183,662
Construction finance liabilities - current portion	(1,256)
Construction finance liabilities	$182,406

NOTE 13. EQUITY

Warrants

Liability Warrants

In October 2021 the Company acquired 1,679 warrants in connection with the acquisition of Harvest Health and Recreation, Inc. ("Harvest Liability Warrants"). Each acquired warrant is exercisable into one Multiple Voting Share. Changes in fair value are recognized as a component of other (expense) income within the condensed consolidated statements of operations and comprehensive (loss) income as change in fair value of derivative liabilities - warrants.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding and exercisable as of January 1, 2023	1,679	$1,125	0.31
Granted	—	—	—
Exercised	—	—	—
Outstanding and exercisable as of March 31, 2023	1,679	$1,125	0.06

The fair value of the Harvest Liability Warrants is determined using the Black-Scholes options pricing model. The following table summarizes the significant assumptions used in determining the fair value of the warrant liability:

	March 31, 2023	December 31, 2022
Stock price ($C)	$7.48	$10.26
Exchange rate	0.739	0.738
Remaining life	0.06	0.31
Annualized volatility	26.84%	104.07%
Discount rate	4.74%	4.42%
Exercise price ($C)	$11.25	$11.25

Equity Warrants

In connection with the Harvest Health and Recreation, Inc. acquisition in October 2021, the Company acquired certain equity classified warrants ("equity warrants"). The warrants range in exercise price from $23.76 to $145.24 and expire at various dates from June 2022 through December 2025. The warrants are exercisable into one Subordinate Voting Share. As of March 31, 2023 and December 31, 2022, there were 9,496 acquired equity warrants outstanding, respectively. Each acquired equity warrant is exercisable into one Subordinate Voting Share.

As of March 31, 2023 and December 31, 2022 there were zero Public Warrants outstanding. See Note 10. Private Placement Notes for further details on warrants issued in connection with private placement debt in 2019.

Share Based Compensation

Options

The Company did not issue any options during the three months ended March 31, 2023. In determining the amount of share-based compensation related to options issued during the three months ended March 31, 2022, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

Three Months Ended March 31, 2022
Fair value at grant date	$8.39-$11.01
Stock price at grant date	$21.48-$25.41
Exercise price at grant date	$21.48-$25.41
Expected life in years	3.50 - 4.46
Expected volatility	51.81% - 52.87%
Expected annual rate of dividends	0%
Risk free annual interest rate	1.20% - 1.79%

The Company recorded share-based compensation for stock options as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
Statement of operations and comprehensive (loss) income location	2023	2022
	(in thousands)
Cost of goods sold	$16	$126
General and administrative	744	1,741
Sales and marketing	20	290
Total share-based compensation expense	$780	$2,157

The number and weighted-average exercise prices and remaining contractual life of options as of March 31, 2023 and 2022, were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding, January 1, 2023	3,177,815	$25.96	5.41	$—
Granted	—	—
Exercised	—	—
Forfeited	(50,581)	27.28
Outstanding, March 31, 2023	3,127,234	$25.94	5.10	$—
Exercisable, March 31, 2023	2,374,971	$26.21	4.01	$—

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding, January 1, 2022	2,973,895	$27.61	6.26	$—
Granted	864,051	21.56
Exercised	(88,278)	11.32
Forfeited	(121,127)	55.93
Outstanding, March 31, 2022	3,628,541	$25.62	6.23	$—
Exercisable, March 31, 2022	1,569,874	$18.21	3.70	$2.84

As of March 31, 2023, there was approximately $3.3 million of unrecognized compensation cost related to unvested stock option arrangements which is expected to be recognized over a weighted average service period of 0.70 years.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2023 and 2022, respectively:

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2023	720,707	$22.36
Granted	—
Vested	—
Forfeited	(28,402)	23.20
Unvested balance as of March 31, 2023	692,305	$22.21

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2022	332,428	$26.86
Granted	821,800	21.51
Vested	(24,444)	21.48
Forfeited	(51,460)	26.00
Unvested balance as of March 31, 2022	1,078,324	$22.94

The Company recorded share-based compensation for RSUs as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
Statement of operations and comprehensive (loss) income location	2023	2022
	(in thousands)
Cost of goods sold	$220	$201
General and administrative	1,319	1,894
Sales and marketing	82	312
Total share-based compensation expense	$1,621	$2,407

As of March 31, 2023, there was approximately $7.2 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average service period of 0.74 years.

NOTE 14. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator	(in thousands, except share and per share amounts)
Net loss from continuing operations	$(65,679)	$(30,123)
Less: Net loss and comprehensive loss attributable to non-controlling interest	(1,507)	(507)
Net loss from continuing operations available to common shareholders of Trulieve Cannabis Corp.	(64,172)	(29,616)
Net income (loss) from discontinued operations	48	(2,359)
Net loss and comprehensive loss attributable to common shareholders of Trulieve Cannabis Corp.	$(64,124)	$(31,975)
Denominator
Weighted average number of common shares outstanding	188,899,309	187,054,916
Dilutive effect of securities	—	—
Diluted weighted average number of common shares outstanding	188,899,309	187,054,916
Loss per Share - Continuing operations
Basic and diluted loss per share	$(0.34)	$(0.16)
Income (loss) per Share - Discontinued operations
Basic and diluted loss per share	$0.00	$(0.01)

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows:

	March 31,
	2023	2022
Stock options	3,127,234	3,628,541
Restricted share units	692,305	1,078,324
Warrants	177,391	3,636,029

As of March 31, 2023, there are approximately 186.0 million issued and outstanding shares which excludes approximately 2.9 million fully vested RSUs which are not contractually issuable until 2024.

NOTE 15. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
(Loss) Income before provision for income taxes	$(30,721)	$13,002
Provision for income taxes	$34,958	$43,125
Effective tax rate	-114%	332%

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as the Company believes this is the best estimate for the annual effective tax rate.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $48.8 million and $41.8 million as of March 31, 2023 and December 31, 2022, respectively, which is recorded in deferred tax liabilities and other long-term liabilities in the condensed consolidated balance sheets. The increase of $7.0 million in uncertain tax positions is due to a tax position taken relating to our inventory costs for tax purposes in our Florida dispensaries.

NOTE 16. DISCONTINUED OPERATIONS

In July 2022, the Company approved the exit of the Nevada operations. This represents a strategic shift in the Company's operations and therefore is classified as discontinued operations as of March 31, 2023. Immaterial wind-down activities are expected to continue in the near term.

The assets and liabilities associated with discontinued operations consisted of the following as March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(in thousands)
Assets associated with discontinued operations
Income tax receivable	$1,716	$1,708
Other assets	690	690
Cash	—	621
Prepaids and other current assets	134	137
Total assets associated with discontinued operations	$2,540	$3,156

Liabilities associated with discontinued operations
Operating lease liabilities	$14,569	$14,560
Accounts payable and accrued liabilities	33	493
Total liabilities associated with discontinued operations	$14,602	$15,053

The following table summarizes the Company's income (loss) from discontinued operations for the three months ended March 31, 2023 and 2022. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenues, net of discounts	$—	$601
Cost of goods sold	—	2,907
Gross margin	—	(2,306)
Expenses:
Operating (income) expenses	(19)	892
Total Expenses	(19)	892
Income (loss) from operations	19	(3,198)
Other income:
Other income, net	21	30
Total other income	21	30
Income (loss) before provision for income taxes	40	(3,168)
Income tax benefit	8	809
Net income (loss) from discontinued operations	$48	$(2,359)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, and capital expenditures of discontinued operations for the three months ended March 31, 2022. There was nominal activity for three months ended March 31, 2023.

Three Months Ended March 31,
2022
Depreciation	$9
Amortization	$860
Purchases of property plant and equipment	$226

NOTE 17. Variable Interest Entities

The Company has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states in which it determined to be variable interest entities. The Company holds ownership interests in these entities ranging from none to 95% either directly or through a proxy as of March 31, 2023. The Company's VIEs are not material to the consolidated financial position or operations as of March 31, 2023 and December 31, 2022 or for the three months ended March 31, 2023 and 2022.

The Company determined certain of these entities to be variable interest entities in which it is the primary beneficiary. The Company consolidates these entities due to the other holder’s equity investment being insufficient to finance its activities without additional subordinated financial support and the Company meeting the power and economics criteria. In particular, the Company controls the management decisions and activities most significant to certain VIEs, has provided a significant portion of the subordinated financial support provided to date, and holds membership interests exposing the Company to the risk of reward and/or loss. The Company allocates income and cash flows of the VIEs based on the outstanding ownership percentage in accordance with the underlying operating agreements, as amended. The Company has consolidated all identified variable interest entities for which the Company is the primary beneficiary in the accompanying condensed consolidated financial statements.

The following table presents the summarized assets and liabilities of the Company’s VIEs in which the Company does not hold a majority interest as of March 31, 2023 and December 31, 2022. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that eliminate in consolidation as included on our condensed consolidated balance sheets.

	March 31, 2023	December 31, 2022
	(in thousands)
Current assets:
Cash	$4,916	$3,974
Accounts receivable, net	507	597
Inventories, net	7,330	6,922
Prepaids and other current assets	2,349	314
Total current assets	15,102	11,807
Property and equipment, net	10,386	9,916
Right of use asset - operating, net	1,702	1,760
Right of use asset - finance, net	2,333	2,371
Intangible assets, net	15,830	16,123
Other assets	79	79
Total assets	$45,432	$42,056
Current liabilities:
Accounts payable and accrued liabilities	$4,190	$2,992
Income tax payable	2,363	2,216
Deferred revenue	29	6
Operating lease liability - current portion	109	105
Finance lease liability - current portion	134	129
Total current liabilities	6,825	5,448
Notes payable	1,139	1,200
Operating lease liability	1,676	1,705
Finance lease liability	2,191	2,226
Deferred tax liabilities	3,993	4,228
Other long-term liabilities	526	625
Total liabilities	$16,350	$15,432

During the three months ended March 31, 2023, the Company paid $0.4 million in cash and $1.7 million in subordinate voting shares, earned but not yet issued, based on the completion of certain milestones required as part of the acquisition of one of the Company's consolidated variable interest entities. The Company previously paid $0.8 million in cash for certain milestones. As of March 31, 2023, the Company has $2.9 million in prepaid acquisition costs included in prepaids and other current assets in the condensed consolidated balance sheets. The agreement contains additional future milestones expected to be met in the near-term for additional cash and shares to be issued in accordance with the terms of the purchase agreement.

In the first quarter of 2022, the Company divested of its minority ownership interest in one of its VIEs and received cash of $1.6 million and recorded an insignificant loss on the divestment which is recorded in impairment and disposal of long-lived, net in the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2022. The Company no longer consolidates the VIE since it is no longer considered the primary beneficiary.

NOTE 18. RELATED PARTIES

The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by Kim Rivers, the Company's Chief Executive Officer and Chair of the board of directors, George Hackney, a former member of the Company's board of directors, and Richard May, a member of the Company's board of directors.

As of March 31, 2023, and December 31, 2022, under ASC 842, the Company had the following related party operating leases on the condensed consolidated balance sheets:

	As of March 31, 2023	As of December 31, 2022
	(in thousands)
Right-of-use assets, net	$783	$820
Lease liabilities:
Lease liabilities - current portion	$117	$113
Lease liabilities	710	751
Total related parties lease liabilities	$827	$864

Lease expense recognized on related party operating leases was less than $0.1 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

NOTE 19. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Retail	$275,650	$290,614
Wholesale, licensing, and other	13,439	27,133
Revenue, net of discounts	$289,089	$317,747

NOTE 20. COMMITMENTS AND CONTINGENCIES

Operating Licenses

Although the possession, cultivation, and distribution of cannabis is permitted in the states in which the Company operates, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with our business plans. In addition, the Company’s assets, including real property, inventory, cash and cash equivalents, equipment, and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, as of March 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations and comprehensive (loss) income. There are also no proceedings in which any of the Company’s directors, officers, or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

In connection with the acquisition of Watkins in the prior period, the Company received a demand letter on October 12, 2022, related to the four potential earnouts. The earnouts are based on the completion of certain milestones related to construction and operations and contingent on the continued employment of key employee shareholders. The Company entered into a settlement agreement in May 2023 closing this matter.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be estimated. As of March 31, 2023 and December 31, 2022, $24.2 million and $31.7 million was included in contingent liabilities on the condensed consolidated balance sheets related to pending litigation, respectively. During the three months ended March 31, 2023 the Company settled various claims resulting in a decrease to the accrual. As of March 31, 2023 and December 31, 2022, $1.3 million and $3.0 million, respectively, was included in contingent liabilities on the condensed consolidated balance sheets for estimates related to various sales tax matters.

Regulatory Compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties, and other sanctions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," "the Company," "we," or "our") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K"). There have been no material changes as of March 31, 2023 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2022 Form 10-K. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

Trulieve Cannabis Corp. is a reporting issuer in the United States and Canada. The Company’s Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “TRUL” and are also traded in the United States on the OTCQX Best Market (“OTCQX”) under the symbol “TCNNF”.

Trulieve is a vertically integrated cannabis company and multi-state operator which currently operates in eleven states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona, Pennsylvania, and West Virginia. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail, and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences.

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational marijuana, or adult-use cannabis, is legal marijuana sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, California, Colorado, Connecticut, Maryland, and Massachusetts have enacted laws permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered managed service agreements in the states in which they operate.

As of March 31, 2023 we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	125	6
Arizona	20	4
Pennsylvania	19	3
West Virginia	10	1
Maryland	3	1
Massachusetts	3	1
California	3	—
Connecticut	1	—
Colorado	—	1
Georgia	—	1
Total	184	18

As of March 31, 2023, we employed over 5,900 people, and we are committed to providing patients and adult use consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations.

Our business and operations center around the Trulieve brand philosophy of “Customers First” which permeates our culture beginning with high-quality and efficient cultivation and manufacturing practices. We focus on the consumer experience at Trulieve branded and affiliated retail locations, our in-house call center and in our Florida market at customer residences through a robust home delivery program. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain, which mitigates third-party risks and allows us to completely control product quality and brand experience. We believe that this is contributive to high customer retention and brand loyalty. We successfully operate our core business functions of cultivation, production, and distribution at scale, and are skilled at rapidly increasing capacity without interruption to existing operations.

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

Southeast Hub

Our Southeast hub operations are anchored by our cornerstone market of Florida. Trulieve was the first licensed operator in the medical market in Florida with initial sales in 2016. Publicly available reports filed with the Florida Office of Medical Marijuana Use show Trulieve has the most dispensing locations and the greatest dispensing volume across product categories out of all licensed medical marijuana businesses in the state as of March 31, 2023. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery.

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

In Georgia, Trulieve GA holds one of two Class 1 Production Licenses in the state and is permitted to cultivate cannabis for the manufacture and sale of low tetrahydrocannabinol, or THC oil. The Class 1 Production License allows for production facilities and five retail location with the potential to increase the retail locations as the registered patient count increases. Our cultivation and processing facility is active, producing cannabis oil via hydrocarbon extraction. Dispensaries have been constructed and are ready to serve the patients of Georgia. On April 28, 2023, the Company opened the first locations in Georgia, opening a store in Macon and Marietta.

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

We operate ten medical dispensaries in West Virginia, supported by cultivation and processing operations in Huntington, West Virginia.

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

Critical Accounting Estimates and Judgements

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in our condensed consolidated financial statements, include, but are not limited to, accounting for acquisitions and business combinations; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; leases; fair value of financial instruments, income taxes; inventory; share-based payment arrangements, and commitment and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.

Drivers of Results of Continuing Operations

Revenue, Net

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

Sales and Marketing

Sales and marketing expenses primarily relate to personnel and other costs related to dispensaries. Other expenses consist of marketing expenses related to marketing programs for our products. As we continue to expand and open additional dispensaries, we expect our sales and marketing expenses to continue to increase over the long-term.

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

As we operate in the cannabis industry, we are subject to the limits of IRC Section 280E under which we are only allowed to deduct expenses directly related to cost of goods sold.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three months ended March 31, 2023 and 2022, except as noted. Refer to Note 16. Discontinued Operations to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional financial information related to our discontinued operations.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,
	2023		2022
	(in thousands)
Statement of operations data:	Amount	Percentage of Revenues, Net	Amount	Percentage of Revenues, Net	Amount Change
Revenue, net of discounts	$289,089	100.0%	$317,747	100.0%	$(28,658)
Cost of goods sold	139,151	48.1%	137,291	43.2%	1,860
Gross profit	149,938	51.9%	180,456	56.8%	(30,518)
Expenses:
Sales and marketing	62,312	21.6%	72,838	22.9%	(10,526)
General and administrative	39,383	13.6%	33,547	10.6%	5,836
Depreciation and amortization	30,371	10.5%	28,436	8.9%	1,935
Impairments and disposals of long-lived assets, net	31,015	10.7%	16,461	5.2%	14,554
Total expenses	163,081	56.4%	151,282	47.6%	11,799
(Loss) income from operations	(13,143)	(4.5%)	29,174	9.2%	(42,317)
Other (expense) income:
Interest expense	(22,748)	(7.9%)	(17,877)	(5.6%)	(4,871)
Change in fair value of derivative liabilities - warrants	252	0.1%	820	0.3%	(568)
Other income, net	4,918	1.7%	885	0.3%	4,033
Total other expense	(17,578)	(6.1%)	(16,172)	(5.1%)	(1,406)
(Loss) income before provision for income taxes	(30,721)	(10.6%)	13,002	4.1%	(43,723)
Provision for income taxes	34,958	12.1%	43,125	13.6%	(8,167)
Net loss from continuing operations and comprehensive loss	(65,679)	(22.7%)	(30,123)	(9.5%)	(35,556)
Net (income) loss from discontinued operations, net of tax benefit of $8 and $809, respectively	(48)	(0.0%)	2,359	0.7%	(2,407)
Net loss	(65,631)	(22.7%)	(32,482)	(10.2%)	(33,149)
Less: Net loss and comprehensive loss attributable to non-controlling interest from continuing operations	(1,507)	(0.5%)	(507)	(0.2%)	(1,000)
Net loss and comprehensive loss attributable to common shareholders	$(64,124)	(22.2%)	$(31,975)	(10.1%)	$(32,149)

Revenue, Net

Revenue, net for the three months ended March 31, 2023 was $289.1 million, a decrease of $28.7 million or 9% from $317.7 million for the three months ended March 31, 2022. The decrease in revenue is due to a $15.0 million decrease in retail revenues and a $13.7 million decrease in wholesale revenues. The Company experienced increased competition and promotional activity in certain markets, including Florida, Pennsylvania and Massachusetts. The Company operated 184 dispensaries and 165 dispensaries as of March 31, 2023 and March 31, 2022, respectively, opening three new dispensaries during the first quarter of 2023.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 was $139.2 million, an increase of $1.9 million or 1% from $137.3 million for the three months ended March 31, 2022. Cost of goods as a percentage of revenues, net was 48.1% in the current quarter compared to 43.2% in the prior year period. The increase was primarily due to increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $149.9 million, a decrease of $30.5 million or 17% from $180.5 million for the three months ended March 31, 2022. Gross profit as a percentage of revenue, net was 51.9% in the current quarter compared to 56.8% in the prior year period driven by increased promotional activity in certain retail markets, a product mix shift to value brands and initiatives to reduce inventory levels.

Sales and Marketing Expense

Sales and marketing expense for the three months ended March 31, 2023 was $62.3 million, a decrease of $10.5 million or 14% from $72.8 million for the three months ended March 31, 2022. Sales and marketing expense as a percentage of revenues, net was 21.6% in the current quarter compared to 22.9% in the prior year period. The decrease in expense was largely attributable to lower headcount in the Company’s dispensaries as we refined staffing levels to more closely align with consumer traffic and consumption levels. Another factor in the decrease in sales and marketing expenses is $2.1 million related to the accrual of earn-outs related to the Watkins acquisition for the three months ended March 31, 2022.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2023 was $39.4 million, an increase of $5.8 million or 17% from $33.5 million for the three months ended March 31, 2022. The increase in general and administrative expense is primarily due to a $10.5 million contribution to the Smart and Safe Florida campaign during the first quarter of 2023, partially offset by lower stock-based compensation expense and transaction and integration costs as compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2023 was $30.4 million, an increase of $1.9 million or 7% from $28.4 million for the three months ended March 31, 2022. The overall increase in depreciation and amortization expense was due to acquired facilities and investment in infrastructure for additional dispensaries and cultivation facilities.

Impairments and Disposals of Long-lived Assets, Net

Impairment and disposal of long-lived assets, net for the three months ended March 31, 2023 was $31.0 million, an increase of $14.6 million or 88% from $16.5 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company recorded an impairment of $30.3 million in the Massachusetts market, which primarily consisted of intangible assets. The impairment expense incurred in the prior year was primarily due to exited facilities and the repositioning of assets, primarily in our southeast hub.

Other Expense, Net

Other expense, net for the three months ended March 31, 2023 was $17.6 million, an increase of $1.4 million or 9% from $16.2 million for three months ended March 31, 2022. The increase is primarily the result of a $4.9 million increase in interest expense related to additional finance leases and private placement notes to support the long-term business growth, partially offset by gains related to non-operating assets and interest income on money market funds.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2023 was $35.0 million, a decrease of $8.2 million or 19% from $43.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the decrease in income tax expense is primarily due to the decrease in gross profit. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax.

Net Loss from Continuing Operations and Comprehensive Loss

Net loss from continuing operations and comprehensive loss for the three months ended March 31, 2023 was $65.7 million, an increase of $35.6 million or 118% from $30.1 million for the three months ended March 31, 2022. The increase was driven primarily by lower gross margin and impairment expense, partially offset by lower sales and marketing and decreased tax expense.

Net Income (Loss) from Discontinued Operations, Net of Tax Benefit

Net income from discontinued operations, net of tax benefit for the three months ended March 31, 2023 increased $2.4 million or 102% from a net loss of $2.4 million for the three months ended March 31, 2022. Net losses relate to the Company’s operations in Nevada that were discontinued in 2022.

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

Cash and cash equivalents were $188.1 million as of March 31, 2023. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:

•
Cash from ongoing operations,
•
Market offerings - the Company has the ability to offer equity in the market for significant potential proceeds, as evidenced by previous recent private placements,
•
Debt - the Company has the ability to obtain additional debt from additional creditors,
•
Exercise of share-based awards - the Company may receive funds from exercise of options from the holders of such securities.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the three months ended March 31, 2023 and 2022. The table below highlights our cash flows for the periods indicated.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$410	$45,147
Net cash used in investing activities	(18,812)	(83,828)
Net cash (used in) provided by financing activities	(5,810)	72,248
Net (decrease) increase in cash and cash equivalents	$(24,212)	$33,567

Cash Flow from Operating Activities

Net cash provided by operating activities was $0.4 million for the three months ended March 31, 2023, a decrease of $44.7 million as compared to $45.1 million net cash provided by operating activities during the three months ended March 31, 2022. This is primarily due to income tax payments of $46.3 million that were deferred from the fourth quarter of 2022 due to Hurricane Ian and paid in the first quarter of 2023. Cash flows from operating activities were also impacted by lower results in the three months ended March 31, 2023, offset by favorable changes in working capital (excluding tax payments).

Cash Flow from Investing Activities

Net cash used in investing activities was $18.8 million for the three months ended March 31, 2023, a decrease of $65.0 million, compared to the $83.8 million net cash used in investing activities for the three months ended March 31, 2022. The primary use of cash in both periods was the purchase of property and equipment, with the prior period having significantly more purchases of property and equipment. Additionally, the prior period included the cash payment of $27.5 million related to the acquisition of the Watkins Cultivation Operation.

Cash Flow from Financing Activities

Net cash used in financing activities was $5.8 million for the three months ended March 31, 2023, a decrease of $78.1 million, compared to the $72.2 million net cash provided by financing activities for the three months ended March 31, 2022. The decrease was primarily due to proceeds of $76.4 million from private placement notes which closed in the first quarter of 2022.

Balance Sheet Exposure

As of March 31, 2023 and December 31, 2022, 100% of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2022 Form 10-K.

Contractual Obligations

As of March 31, 2023, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Notes payable	$9,737	$7,307	$71,797	$16,249	$105,090
Private placement notes	$—	$130,000	$425,000	$—	$555,000
Operating lease liabilities	$22,263	$44,315	$42,800	$92,125	$201,503
Finance lease liabilities	$14,704	$28,851	$25,871	$43,855	$113,281
Construction finance liabilities	$22,029	$45,962	$48,623	$402,809	$519,423
Lease Settlements	$1,646	$1,284	$847	$2,540	$6,317
Total(1)	$70,379	$257,719	$614,938	$557,578	$1,500,614
(1)
Includes liabilities due in relation to our discontinued operations.

For additional information on our commitments for financing arrangements, future lease payments, lease guarantees, and other obligations, see Note 9. Notes Payable, Note 10. Private Placement Notes, Note 11. Leases, Note 12. Construction Finance Liabilities, and Note 20. Commitments and Contingencies.

Off-Balance Sheet Arrangements

As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as integration and transition costs, acquisition and transaction costs, inventory step-up for fair value adjustments in purchase accounting, other non-recurring costs such as contributions to specific initiative campaigns (such as Smart and Safe Florida), expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as variable interest entities ("VIEs") but not legally controlled and operated by the Company, discontinued operations, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. Adjusted EBITDA for the three months ended March 31, 2022, has been adjusted to reflect this current definition and to conform with the current period presentation.

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

Adjusted EBITDA

	Three Months Ended March 31,		Change Increase / (Decrease)
	2023	2022	$	%
	(in thousands)
Adjusted EBITDA	$78,152	$105,439	$(27,287)	(26)%

Adjusted EBITDA for the three months ended March 31, 2023 was $78.2 million, a decrease of $27.3 million or 26%, from $105.4 million for the three months ended March 31, 2022. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss and comprehensive loss attributable to common shareholders	$(64,124)	$(31,975)
Add (deduct) impact of:
Interest expense	22,748	17,877
Provision for income taxes	34,958	43,125
Depreciation and amortization	30,371	28,436
Depreciation included in cost of goods sold	13,551	10,683
EBITDA	37,504	68,146
Impairment and disposal of long-lived assets, net	31,015	16,461
Legislative campaign contributions	10,512	—
Integration and transition costs	1,938	5,274
Share-based compensation and related premiums	2,401	4,564
Other income, net	(4,918)	(885)
Change in fair value of derivative liabilities - warrants	(252)	(820)
Discontinued operations	(48)	2,359
Acquisition and transaction costs	—	3,297
Other non-recurring costs	—	6,189
Inventory step up, fair value	—	400
COVID related expenses	—	431
Results of entities not legally controlled	—	23
Total adjustments	40,648	37,293
Adjusted EBITDA	$78,152	$105,439

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2023. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses identified in the prior period which are currently in the process of being remediated, as of March 31, 2023, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

Notwithstanding the material weaknesses described in the 2022 Annual Report on Form 10-K, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

We consolidated variable interest entities as of March 31, 2023 and December 31, 2022, because we determined we were the primary beneficiary. We have elected to exclude our variable interest entities from the scope of our evaluation of internal control over financial reporting as of March 31, 2023 and December 31, 2022. The financial position of our variable interest entities represented an insignificant amount of our total assets, net revenues, and results of operations for the period ended March 31, 2023 and December 31, 2022, respectively.

Management’s Remediation Measures

We previously identified and disclosed material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K, filed with the SEC on March 8, 2023. The material weaknesses were due to a lack of sufficient controls around information technology, inventory valuation, and variable interest entities.

Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management, with the oversight of the Audit Committee of the Board of Directors, the Company is taking a number of remediation actions and are continuing our actions. Remediation efforts include but are not limited to the following:

Information technology:

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

The Company has hired additional qualified personnel to provide additional oversight around the inventory valuation process.

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

Beginning in fiscal year 2022, the Company consolidated the identified variable interest entity that was previously not consolidated. The consolidated financial statements for prior periods were not and will not be modified in future Annual Reports as such errors are immaterial to those periods.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls. Additional time is required to complete the remediation of the material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions as well as those being implemented currently, when complete, will be effective in the remediation of the material weaknesses described above.

Changes in Internal Controls Over Financial Reporting

Other than the remediation measures discussed above, there have been no changes in internal controls over financial reporting during the three months ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the

Company’s internal control over financial reporting. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:

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
•
the risks related to control over variable interest entities;
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

There have been no penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this filing.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 8, 2023 includes a detailed discussion of our risk factors under the heading “Part I, Item 1A—Risk Factors.” You should consider carefully the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the Annual Report on Form 10-K for the year ended December 31, 2022 actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. Other than the following, there have been no material changes from such risk factors during the period ended March 31, 2023.

We maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.

We maintain domestic cash deposits in Federal Deposit Insurance Corporation (“FDIC”) insured banks that exceed the FDIC insurance limits. Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the United States government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis.

For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we do not have any accounts at or business relationships with these banks, we may be negatively impacted by other disruptions to the United States banking system caused by these or similar developments. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance.

In addition, as further described in our Annual Report on Form 10-K for the year ended December 31, 2022, most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. As such, the Company may have increased difficulty accessing the services of banks amid the adverse developments affecting the financial services industry, which may make it difficult to operate its business. In such an event, the Company’s operations and financial condition could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In connection with the regularly scheduled review of executive compensation effective as of January 1, 2023, an annual salary increase in the amount of 5.0% was approved for each Alex D’Amico and Eric Powers. In addition, effective as of January 1, 2023, the restructuring of the incentive compensation structure was approved for Kim Rivers and Alex D’Amico.

This disclosure is provided in this Part II, Item 5 in lieu of disclosure under Item 5.02(e) of Form 8-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1 ‡,*	Executive Employment Agreement, dated January 3, 2023, by and between Trulieve Cannabis Corp. and Joy Malivuk
10.2 ∔,*	First Amendment to Loan Agreement, dated as of May 9, 2023 and effective as of December 21, 2022
10.3 *	Second Amendment to Loan Agreement, dated as of May 9, 2023
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

‡ Management contract or compensatory plan or arrangement.

∔ Certain identified information has been excluded from the exhibit pursuant to Item 601(a)(6) and/or Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: May 10, 2023	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Alex D’Amico
Alex D’Amico
Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2023	By:	/s/ Joy Malivuk
Joy Malivuk Chief Accounting Officer
(Principal Accounting Officer)