Form 10-Q
period 2023-06-30
Trulieve Cannabis Corp.
filed 2023-08-09
CIK 1754195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Registrant’s telephone number, including area code: (850) 298-8866

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

As of August 3, 2023, the registrant had 159,761,126 Subordinate Voting Shares and 26,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
ASSETS		(Audited)
Current Assets:
Cash and cash equivalents	$152,369	$207,185
Restricted cash	7,575	6,607
Accounts receivable, net	7,013	6,507
Inventories, net	252,785	276,505
Prepaid expenses and other current assets	42,867	62,278
Notes receivable - current portion	754	728
Assets associated with discontinued operations	11,474	33,701
Total current assets	474,837	593,511
Property and equipment, net	708,655	743,260
Right of use assets - operating, net	98,654	99,610
Right of use assets - finance, net	62,876	70,495
Intangible assets, net	951,460	984,797
Goodwill	483,905	791,495
Notes receivable, net	11,855	11,992
Other assets	14,427	12,768
Long-term assets associated with discontinued operations	2,013	92,445
TOTAL ASSETS	$2,808,682	$3,400,373
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$75,457	$82,090
Income tax payable	—	49,790
Deferred revenue	5,784	9,393
Notes payable - current portion	9,076	12,453
Private placement notes - current portion, net	125,861	—
Operating lease liabilities - current portion	9,668	10,344
Finance lease liabilities - current portion	7,595	8,271
Construction finance liabilities - current portion	1,324	1,189
Contingencies	2,411	34,666
Liabilities associated with discontinued operations	3,411	2,274
Total current liabilities	$240,587	$210,470
Long-term liabilities:
Notes payable, net	92,958	94,247
Private placement notes, net	418,605	541,664
Warrant liabilities	—	252
Operating lease liabilities	100,731	100,531
Finance lease liabilities	64,616	69,948
Construction finance liabilities	136,939	137,144
Deferred tax liabilities	211,901	224,696
Other long-term liabilities	37,424	26,027
Long-term liabilities associated with discontinued operations	42,908	67,690
TOTAL LIABILITIES	$1,346,669	$1,472,669
Commitments and contingencies (see Note 20)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 185,987,512 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	$—	$—
Additional paid-in-capital	2,047,879	2,045,003
Accumulated deficit	(581,816)	(113,843)
Non-controlling interest	(4,050)	(3,456)
TOTAL SHAREHOLDERS' EQUITY	1,462,013	1,927,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,808,682	$3,400,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue, net	$281,795	$313,839	$567,009	624,400
Cost of goods sold	140,188	130,466	275,240	261,172
Gross profit	141,607	183,373	291,769	363,228
Expenses:
Sales and marketing	61,075	73,902	121,808	145,352
General and administrative	34,902	33,575	74,212	66,989
Depreciation and amortization	26,052	29,367	55,666	57,151
Impairments and disposals of long-lived assets, net	3,310	5,055	6,689	21,516
Impairment of goodwill	307,590	—	307,590	—
Total expenses	432,929	141,899	565,965	291,008
(Loss) income from operations	(291,322)	41,474	(274,196)	72,220
Other (expense) income:
Interest expense	(18,931)	(18,144)	(40,091)	(34,497)
Change in fair value of derivative liabilities - warrants	—	1,442	252	2,262
Other income, net	1,976	1,683	6,893	2,568
Total other expense, net	(16,955)	(15,019)	(32,946)	(29,667)
(Loss) income before provision for income taxes	(308,277)	26,455	(307,142)	42,553
Provision for income taxes	34,027	45,242	69,484	88,384
Net loss from continuing operations	(342,304)	(18,787)	(376,626)	(45,831)
Net loss from discontinued operations, net of tax (provision) benefit of $(946), $473, $(439), and $1,299, respectively	(64,568)	(5,234)	(95,877)	(10,672)
Net loss	(406,872)	(24,021)	(472,503)	(56,503)
Less: Net loss attributable to non-controlling interest from continuing operations	(2,353)	(1,530)	(3,337)	(2,037)
Less: Net loss attributable to non-controlling interest from discontinued operations	(670)	—	(1,193)	—
Net loss attributable to common shareholders	$(403,849)	$(22,491)	$(467,973)	$(54,466)

Net loss per share - Continuing operations:
Basic and diluted	$(1.80)	$(0.09)	$(1.98)	$(0.23)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.34)	$(0.03)	$(0.50)	$(0.06)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	189,054,359	187,174,176	188,976,834	187,124,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except per share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Non-Controlling Interest	Total
Balance, January 1, 2022 (audited)	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	4,564	—	—	4,564
Exercise of stock options	—	45,775	45,775	108	—	—	108
Shares issued for cash - warrant exercise	—	1,648	1,648	22	—	—	22
Shares issued under share compensation plans	—	16,257	16,257	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(10,005)	(10,005)	(230)	—	—	(230)
Conversion of Multiple Voting to Subordinate Voting Shares	(2,699,100)	2,699,100	—	—	—	—	—
Shares issued for PurePenn, Pioneer, and Solevo earnouts	—	3,626,295	3,626,295	—	—	—	—
Distribution	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	—	(31,975)	(507)	(32,482)
Balance, March 31, 2022	49,217,899	134,966,243	184,184,142	$2,012,564	$105,746	$884	$2,119,194
Share-based compensation	—	—	—	5,703	—	—	5,703
Exercise of Stock options	—	2,997	2,997	—	—	—	—
Shares issued for cash - warrant exercise	—	1,426,614	1,426,614	19,216	—	—	19,216
Subordinate Voting Shares issued under share compensation plans	—	24,444	24,444	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	(13,091,800)	13,091,800	—	—	—	—	—
Net loss	—	—	—	—	(22,491)	(1,530)	(24,021)
Balance, June 30, 2022	36,126,099	149,512,098	185,638,197	$2,037,483	$83,255	$(646)	$2,120,092

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance, January 1, 2023 (audited)	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	2,401	—	—	2,401
Distribution	—	—	—	—	—	(50)	(50)
Value of shares earned for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Net loss	—	—	—	—	(64,124)	(1,507)	(65,631)
Balance, March 31, 2023	26,226,386	159,761,126	185,987,512	$2,049,047	$(177,967)	$(5,013)	$1,866,067
Share-based compensation	—	—	—	475	—	—	475
Termination of purchase of variable interest entity	—	—	—	(1,643)	—	—	(1,643)
Deconsolidation and divestment of variable interest entities	—	—	—	—	—	3,986	3,986
Net loss	—	—	—	—	(403,849)	(3,023)	(406,872)
Balance, June 30, 2023	26,226,386	159,761,126	185,987,512	$2,047,879	$(581,816)	$(4,050)	$1,462,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flow from operating activities
Net loss	$(472,503)	$(56,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,610	60,194
Depreciation included in cost of goods sold	30,945	24,501
Non-cash interest expense, net	2,794	2,353
Impairment and disposal of long-lived assets, net	6,689	21,516
Impairment of goodwill	307,590	—
Amortization of operating lease right of use assets	5,260	5,742
Accretion of construction finance liabilities	792	595
Share-based compensation	2,876	10,267
Change in fair value of derivative liabilities - warrants	(252)	(2,262)
Non-cash change in contingencies	(7,188)	10,384
Allowance for credit losses	350	1,088
Deferred income tax expense	(12,236)	(13,669)
Loss from disposal of discontinued operations	69,275	—
Changes in operating assets and liabilities:
Inventories	40,333	(55,736)
Accounts receivable	(664)	(4,090)
Prepaid expenses and other current assets	4,957	2,362
Other assets	1,704	(4,422)
Accounts payable and accrued liabilities	(4,338)	(2,930)
Income tax payable	(49,728)	(3,674)
Other current liabilities	(8,066)	(1,331)
Operating lease liabilities	(4,876)	(4,543)
Deferred revenue	(3,782)	(797)
Other long-term liabilities	10,396	671
Net cash used in operating activities	(23,062)	(10,284)
Cash flow from investing activities
Purchases of property and equipment	(24,720)	(92,865)
Purchases of property and equipment related to construction finance liabilities	—	(13,247)
Capitalized interest	(795)	(2,676)
Acquisitions and divestments, net of cash	977	(26,177)
Purchases of internal use software	(4,383)	(4,887)
Cash paid for license	(3,971)	—
Proceeds from sale of long-lived assets	3,785	100
Proceeds from sale of held for sale assets	3,431	2,173
Proceeds received from notes receivable	358	1,187
Net cash used in investing activities	(25,318)	(136,392)
Cash flow from financing activities
Proceeds from debt financings, net of discounts	—	76,715
Proceeds from construction finance liabilities	—	7,047
Proceeds from equity exercises	—	19,346
Payments on notes payable	(4,828)	(2,486)
Payments on private placement notes	—	(1,874)
Payments on finance lease obligations	(3,895)	(3,205)
Payments on construction finance liabilities	(562)	(636)
Payments for debt issuance costs	—	(189)
Payments for taxes related to net share settlement of equity awards	—	(230)
Distributions	(50)	(50)
Net cash (used in) provided by financing activities	(9,335)	94,438
Net decrease in cash and cash equivalents	(57,715)	(52,238)
Cash, cash equivalents, and restricted cash, beginning of period	213,792	229,644
Cash and cash equivalents of discontinued operations, beginning of period	5,702	4,015
Less: cash and cash equivalents of discontinued operations, end of period	(1,835)	(14,881)
Cash, cash equivalents, and restricted cash, end of period	$159,944	$166,540

TRULIEVE CANNABIS CORP.

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in thousands)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$41,121	$35,281
Income taxes, net of refunds	$121,009	$104,261
Other noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$10,410	$30,383
Purchases of property and equipment in accounts payable and accrued liabilities	$2,682	$10,084
Noncash partial extinguishment of construction finance liability	$18,486	$—

*The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the six months ended June 30, 2023 and 2022.

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
Beginning of period:
Cash and cash equivalents	$207,185	(1)	$226,631	(3)
Restricted cash	6,607		3,013
Cash, cash equivalents and restricted cash	$213,792		$229,644

End of period:
Cash and cash equivalents	$152,369	(2)	$166,540	(4)
Restricted cash	7,575		—
Cash, cash equivalents and restricted cash	$159,944		$166,540

(1) Excludes $5.7 million attributable to discontinued operations.

(2) Excludes $1.8 million attributable to discontinued operations.

(3) Excludes $4.0 million attributable to discontinued operations.

(4) Excludes $14.9 million attributable to discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve" and, together with its subsidiaries and variable interest entities, the "Company," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary to fairly present the Company's financial position as of June 30, 2023, and the results of its operations and cash flows for the periods ended June 30, 2023 and 2022. The results of the Company's operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 8, 2023 (the "2022 Form 10-K").

Discontinued Operations

During the three months ended June 30, 2023, the Company determined to exit our operations in Massachusetts which represented a strategic shift in the business. The related assets and liabilities associated with the Company's discontinued operations are classified as discontinued operations on the condensed consolidated balance sheets and the results of our discontinued operations have been presented as discontinued operations within the condensed consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. The results of discontinued operations are presented in Note 16. Discontinued Operations.

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

Prepaid and other current assets

During the three months ended June 30, 2023, escrow of $22.5 million was released related to the settlement of previous litigation which was previously recorded to prepaid and other current assets, of which $17.0 million was paid in cash and $5.5 million was relieved.

Fair Value of Financial Instruments

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

The fair values of financial instruments by class are as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$95,545	$—	$—	$95,545	$340	$—	$—	$340
Financial Liabilities:
Interest rate swap (2)	$—	$1,544	$—	$1,544	$—	$2,536	$—	$2,536
Warrant liabilities (3)	$—	$—	$—	$—	$—	$252	$—	$252

There have been no transfers between hierarchy levels during the periods ending June 30, 2023 or December 31, 2022.

(1)
Money market funds are included within cash and cash equivalents and restricted cash in the Company’s condensed consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximate fair value. The Company recorded interest income of $1.1 million and $1.8 million during the three and six months ended June 30, 2023 in relation to money market funds.
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
(3)
The total fair value and carrying value of the Company's liability warrants is recorded to warrant liabilities on the condensed consolidated balance sheets. All remaining liability warrants expired during the three months ended June 30, 2023.

Deferred Revenue

During the three months ended March 31, 2023, the Company terminated the loyalty program associated with dispensaries acquired with the acquisition of Harvest Health & Recreation, Inc. ("Harvest") in October 2021. As a result of the termination of the loyalty program at certain dispensaries, the Company recorded a reduction in the accrual of $4.7 million in revenue, net of discounts in the condensed consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the loyalty liability totaled $5.1 million and $8.9 million, respectively, and is included in deferred revenue on the condensed consolidated balance sheets. Included within deferred revenue as of June 30, 2023 and December 31, 2022 are customer credit balances of $0.7 million and $0.5 million, respectively.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

During the three months ended March 31, 2023, the Company determined that certain long-lived assets, including intangible assets, in Massachusetts were impaired due to the competitive environment in the Massachusetts cannabis industry. The Company utilized a cost approach for its impairment testing of property and equipment resulting in an impairment of $30.3 million, of which $27.6 million relates to discontinued operations and recorded to net loss from discontinued operations, net of tax benefit, and $2.7 million relates to continuing operations recorded in impairment and disposal of long-lived assets, net in the condensed consolidated statements of operations, respectively.

During the three months ended June 30, 2023, the Company did not identify any events or changes in circumstances providing indication of impairment, other than the Company discontinuing its operations in Massachusetts in the normal course of business.

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

The discounted cash flow model, or the income approach, reflects our estimates of future cash flows and other factors including estimates of future operating performance, including future revenue, long-term growth rates, gross margins, capital expenditures, discount rates and the probability of achieving the estimated cash flows, among others.

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

During the three months ending March 31, 2023, the Company continued to experience a decline in its stock price resulting in the total market value of its common stock outstanding ("market capitalization") being less than the carrying value of the reporting unit. Management believes this decline in market value is due to a variety of factors, as further described below. In light of the circumstances and indicators of potential impairment described above, management performed an interim quantitative goodwill impairment test as of March 31, 2023. Management first considered whether any impairment was present for the Company’s long-lived assets, concluding that no such impairments were present after conducting an undiscounted cash flow recoverability test, except for in the Massachusetts market as detailed above. In comparing the estimated fair value of the reporting unit to its carrying value, the Company utilized a weighted average valuation using the discounted cash flow model and the market approach. The results of the Company’s interim test for impairment as of March 31, 2023 concluded that the estimated fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

During the three months ended June 30, 2023, the Company continued to experience a declined stock price resulting in the market capitalization being less than the carrying value of the reporting unit. The Company updated the March 31, 2023 valuation, as of June 30, 2023, with no impairment identified finding all inputs, including but not limited to future operating performance, gross margins, probability of achieving cash flows, and multiples of comparable public companies, either maintained consistency or trended positively for the three months ended June 30, 2023. Furthermore, the Company performed a sensitivity test on the income approach updating for the exit of the Massachusetts operations identifying the Massachusetts exit accretive to earnings as the Massachusetts assets were underperforming. However, the Company concluded the sustained stock price decline as a triggering event to perform an interim quantitative goodwill impairment test, as of June 30, 2023, specific to the stock price decline and resulting market capitalization of the Company. As the sole risk to the value of goodwill is the stock price, the Company concluded it most appropriate to transition to a market approach. The results of the Company’s interim test for impairment as of June 30, 2023, utilizing a market approach, indicated that the reporting unit's fair value fell below the carrying value. Based on the results of the goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit during the three months ended June 30, 2023.

The Company finds the June 30, 2023 goodwill impairment is a result of the cannabis equity market including the reduced number of custodians to service cannabis equity holdings, negative investor sentiment due to lack of progress on federal reform, and more challenging macroeconomic conditions driving lower cannabis stock prices as of June 30, 2023. The Company finds this is not a negative indicator of historic or current operating results and not a negative indicator of future performance as the Company has taken steps to shed underperforming assets while focusing on cash conservation which is reflective in the results of operations as of June 30, 2023. Additionally, the resulting non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows, or available liquidity.

NOTE 3. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Trade receivables	$9,846	$8,482
Less: allowance for credit losses	(2,833)	(1,975)
Accounts receivable, net	$7,013	$6,507

NOTE 4. NOTES RECEIVABLE

Notes receivable consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
	(in thousands)
Promissory note acquired in October 2021 (1)	$7,847	$8,205	7.50%	11/9/2025
Promissory note dated November 15, 2021 (2)	4,830	4,602	9.75%	11/14/2024
Notes receivable	12,677	12,807
Less: discount on notes receivable	(68)	(87)
Total notes receivable, net of discount	12,609	12,720
Less: current portion of notes receivable	(754)	(728)
Notes receivable, net	$11,855	$11,992
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

During the three and six months ended June 30, 2023, the Company recorded interest income related to notes receivable of $0.3 million and $0.6 million, respectively. During the three and six months ended June 30, 2022, the Company recorded interest income of $0.3 million and $0.7 million, respectively. Interest income is recorded in other income in the condensed consolidated statements of operations.

Stated maturities of the notes receivable are as follows as of June 30, 2023:

Year	Expected principal payments
(in thousands)
Six months ending December 31, 2023	$370
2024	5,614
2025	6,693
2026	—
2027	—
Thereafter	—
Total	12,677
Less: discount on notes receivable	(68)
Total	$12,609

NOTE 5. INVENTORIES

Inventories are stated at the lower of cost or market. Costs associated with abnormal production volume are expensed as incurred. Inventories are comprised of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Raw material
Cannabis plants	$17,064	$21,523
Packaging and supplies	42,051	49,650
Total raw material	59,115	71,173
Work in process	134,167	158,448
Finished goods-unmedicated	5,915	7,323
Finished goods-medicated	53,588	39,561
Total inventories, net	$252,785	$276,505

NOTE 6. PROPERTY AND EQUIPMENT

As of June 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Land	$34,485	$38,485
Buildings and improvements	514,711	497,493
Furniture and equipment	288,831	277,164
Vehicles	838	839
Total	838,865	813,981
Less: accumulated depreciation	(163,269)	(125,866)
Total property and equipment	675,596	688,115
Construction in progress	33,059	55,145
Total property and equipment, net	$708,655	$743,260

The Company incurred the following expense related to property and equipment during the three and six months ended June 30, 2023:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations	2023	2022	2023	2022
		(in thousands)
Capitalized interest	Interest expense	$(214)	$(1,160)	$(795)	$(2,640)
Depreciation expense	Cost of goods sold and Depreciation and amortization	19,334	18,587	38,331	32,685
Total		$19,120	$17,427	$37,536	$30,045

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations	2023	2022	2023	2022
		(in thousands)
Loss on impairment	Impairments and disposals of long-lived assets, net	$—	$—	$2,712	$330
Loss on disposal	Impairments and disposals of long-lived assets, net	3,927	5,076	3,667	8,067
Total		$3,927	$5,076	$6,379	$8,397

NOTE 7. INTANGIBLE ASSETS

The Company's definite-lived intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses	$1,046,544	$124,186	$922,358	$1,044,161	$89,367	$954,794
Trademarks	27,430	15,122	12,308	27,430	12,530	14,900
Internal use software	20,911	5,112	15,799	16,528	3,065	13,463
Tradenames	4,861	4,049	812	4,862	3,506	1,356
Customer relationships	3,535	3,352	183	3,536	3,252	284
Total	$1,103,281	$151,821	$951,460	$1,096,517	$111,720	$984,797

Amortization expense was $20.2 million, $40.1 million, $20.5 million, and $41.1 million for the three and six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023, the Company recorded a gain on sale of intangible assets of $3.0 million, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations.

The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2023:

Year	Estimated Amortization
(in thousands)
Six Months Ending December 31, 2023	$40,592
2024	79,744
2025	76,677
2026	74,105
2027	71,604
Thereafter	608,738
$951,460

As of June 30, 2023, the weighted average amortization period remaining for intangible assets was 12.9 years.

NOTE 8. HELD FOR SALE

As of June 30, 2023, the Company had $17.2 million in assets held for sale, which are recorded in prepaids and other current assets on the condensed consolidated balance sheets, and primarily consist of property and equipment. As of December 31, 2022, the Company had $14.5 million in assets held for sale which primarily consisted of property and equipment.

(in thousands)
Held for sale assets as of December 31, 2022	$14,521
Assets moved to held for sale	10,411
Non-cash settlement	(2,481)
Impairments	(1,994)
Assets sold	(3,268)
Held for sale assets as of June 30, 2023	$17,189

Held for sale liabilities as of December 31, 2022	$—
Liabilities moved to held for sale	(1,997)
Liabilities settled associated with held for sale assets	1,997
Held for sale liabilities as of June 30, 2023	$—

During the three and six months ended June 30, 2023, the Company recorded a loss on the impairment and disposal of held for sale assets of $1.8 million and $2.6 million, respectively, and less than $.1 million and $2.6 million during the three and six months ended

June 30, 2022, respectively, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations.

NOTE 9. NOTES PAYABLE

As of June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023	December 31, 2022	Stated Interest Rate		Effective Interest Rate	Maturity Date	Net Book Value of Collateral
	(in thousands)
Promissory notes dated December 21, 2022 (1)	$70,839	$71,500	7.53%	(4)	7.86%	1/1/2028	$156,667
Promissory note dated December 22, 2022 (2)	18,687	18,900	7.30%	(4)	7.38%	12/22/2032	$9,375
Promissory notes dated October 1, 2021 (3)	5,856	6,095	8.14%	(4)	8.29%	10/1/2027	$11,555
Promissory note dated December 22, 2022	5,500	5,500	10.00%	(4)	10.00%	12/22/2023	(5)
Promissory notes acquired in October 2021	1,778	5,338	(6)	(4)	(6)	(6)	(6)
Promissory note of consolidated variable-interest entity dated February 1, 2022	1,045	1,200	8.00%	(4)	8.00%	12/31/2025	—
Total notes payable	103,705	108,533
Less: debt discount	(1,671)	(1,833)
Less: current portion of notes payable	(9,076)	(12,453)
Notes payable, net (7)	$92,958	$94,247
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
(6)
Seven promissory notes were acquired during the year ending December 31, 2021. Interest rates range from 0.00% to 5.50%, with a weighted average interest rate of 5.38% as of June 30, 2023. Maturity dates range from July 2023 to April 2026. Of the seven acquired promissory notes, three remain outstanding as of June 30, 2023. The three notes are secured by various assets that approximate the value of the underlying notes of $1.8 million as of June 30, 2023.
(7)
In addition to the notes payable listed in the above table, the Company entered into a letter of credit in October 2022 for up to $1.5 million, for which there have been no draws as of June 30, 2023. The letter of credit is payable on demand, has an interest rate of 6.25%, and must be drawn on by October 2023 or will expire.

During the three and six months ended June 30, 2023, the Company incurred interest expense related to these notes payable of $2.1 million and $4.2 million, respectively, and during the three and six months ended June 30, 2022, the Company incurred interest expense of $0.2 million and $0.3 million, respectively, which is included within interest expense in the condensed consolidated statements of operations. This includes accretion expense of $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2023 and $0.1 million and $0.1 million, respectively, for the three and six months ended June 30, 2022.

The Company's notes payable described above are subordinated to the private placement notes. See Note 10. Private Placement Notes for further details.

As of June 30, 2023, stated maturities of notes payable are as follows:

(in thousands)
Six months ended December 31, 2023	$7,788
2024	3,232
2025	3,888
2026	3,044
2027	69,352
Thereafter	16,401
Total	$103,705

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

As of June 30, 2023 and December 31, 2022, private placement notes payable consisted of the following:

	June 30, 2023	December 31, 2022	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
2026 Notes - Tranche One	$350,000	$350,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
June Notes	70,000	70,000	9.75%	13.32%	6/11/2024
November Notes	60,000	60,000	9.75%	13.43%	6/11/2024
Total private placement notes	555,000	555,000
Less: Unamortized debt discount and issuance costs	(10,534)	(13,336)
Less: current portion of private placement notes, net	(125,861)	—
Private placement notes, net	$418,605	$541,664

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

During the three and six months ended June 30, 2023, the Company incurred interest expense related to private placement notes of $13.0 million and $25.9 million, respectively, and during the three and six months ended June 30, 2022, the Company incurred interest expense of $13.5 million and $25.8 million, respectively, which is included within interest expense in the condensed consolidated statements of operations related to the private placement notes. This includes accretion expense on the private placement notes of $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2023 and $1.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2022.

Stated maturities of the principal portion of private placement notes outstanding as of June 30, 2023, are as follows:

Year	(in thousands)
Six months ending December 31, 2023	$—
2024	130,000
2025	—
2026	425,000
2027	—
Thereafter	—
Total private placement notes	$555,000

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

The Company recorded a loss on disposal of right of use assets of less than $0.1 million and $10.5 million for the three and six months ended June 30, 2022, which is the result of repositioning of assets in the southeast, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations.

The following table provides the components of lease cost recognized within the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,		Six Months Ended June 30,
	Statement of Operations	2023	2022	2023	2022
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$5,289	$5,515	$10,200	$10,979
Finance lease cost:
Amortization of lease assets	Cost of goods sold and Depreciation and amortization	2,578	2,581	5,353	4,986
Interest on lease liabilities	Interest expense	1,613	1,568	3,221	3,056
Finance lease cost		4,191	4,149	8,574	8,042
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	2,450	1,878	4,716	3,792
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	166	156	369	255
Total lease cost		$12,096	$11,698	$23,859	$23,068

Other information related to operating and finance leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,005	$5,271	$10,067	$10,166
Operating cash flows from finance leases	$1,612	$1,559	$3,267	$3,047
Financing cash flows from finance leases	$1,748	$1,721	$3,671	$3,075
ASC 842 lease additions and modifications:
Operating leases	$6,406	$2,404	$11,008	$11,970
Finance leases	$173	$12,112	$116	$18,413

	June 30, 2023	December 31, 2022
Weighted average discount rate:
Operating leases	10.00%	9.29%
Finance leases	9.00%	8.66%
Weighted average remaining lease term (in years):
Operating leases	9.1	8.3
Finance leases	7.7	7.8

Future minimum lease payments under the Company's non-cancellable leases as of June 30, 2023 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
Six months ending December 31, 2023	$9,719	$6,831
2024	20,420	13,680
2025	20,359	13,470
2026	19,708	12,605
2027	19,103	11,703
Thereafter	75,826	43,358
Total undiscounted lease liabilities	165,135	101,647
Less: Interest	(54,736)	(29,436)
Total present value of minimum lease payments	110,399	72,211
Lease liabilities- current portion	(9,668)	(7,595)
Lease liabilities	$100,731	$64,616

Lease Guarantees

In accordance with ASC 460, Guarantees, the Company has determined that it meets the guarantor requirements under certain contractual agreements.

During the three months ending June 30, 2023, the Company determined it was no longer the primary beneficiary of one its variable interest entities. The Company guarantees two cannabis dispensary leases of the variable interest entity. Under both leases, nonperformance by the tenant results in the Company becoming obligated to fulfill the lease conditions. The leases have a term of approximately 8 and 9 years as of June 30, 2023, with the resulting maximum exposure estimated to be $5.8 million which includes $2.5 million and $3.3 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements under the remaining terms the Company is guarantor, respectively.

NOTE 12. CONSTRUCTION FINANCE LIABILITIES

When the Company enters into sale-leaseback transactions, it assesses whether a contract exists and whether there is a performance obligation to transfer control of the asset when determining whether the transfer of an asset shall be accounted for as a sale of the asset. If control is not transferred, based on the nature of the transaction, and therefore does not meet the requirements for a sale under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and reflects these properties on its consolidated balance sheets in property and equipment, net and depreciates them over the assets' useful lives. The liabilities associated with these leases are recorded to construction finance liabilities - current portion and construction finance liabilities on the condensed consolidated balance sheets. During the three and six months ended June 30, 2023, the Company recorded interest expense of $4.1 million and $8.2 million, respectively, and during the three and six months ended June 30, 2022, the Company recorded interest expense of $3.9 million and $7.7 million, respectively, related to construction finance liabilities, which is included in interest expense within the condensed consolidated statements of operations.

Ben Bostic

In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company, for continued operation as a licensed medical cannabis cultivation facility. Control was never transferred to the buyer-lessor because the transaction was determined to be a finance lease and did not meet the requirements of a sale. The transaction was treated as a failed sale-leaseback financing arrangement. As of June 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $17.8 million and $17.7 million, respectively.

McKeesport

In October 2019, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation facility in Pennsylvania. The initial term of the lease is 15 years, with two five-year options to renew. As of June 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $42.1 million and $41.8 million, respectively.

Alachua

In October 2021, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation and processing facility in Florida. The lease originated in January 2021 and has an initial term of 20 years, with two five-year options to renew. In the third quarter of 2022, the Company ceased using this facility and as a result recorded a loss on disposal of the related property and equipment of $42.4 million. As of June 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $59.2 million and $59.2 million, respectively.

Hancock

In October 2021, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation and processing facility in Maryland. The lease originated in August 2021 and has an initial term of ten years with two options to extend the term, the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a tenant improvement allowance of $12.9 million as an additional component of base rent. As of June 30, 2023, and December 31, 2022, $12.3 million and $12.3 million of the tenant improvement allowance has been provided, respectively. As of June 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $19.1 million and $19.7 million, respectively.

Future minimum lease payments for the construction finance liabilities as of June 30, 2023, are as follows:

Year	(in thousands)
Six months ending December 31, 2023	$8,325
2024	17,043
2025	17,521
2026	18,013
2027	18,519
Thereafter	302,424
Total future payments	381,845
Less: Interest	(243,582)
Total present value of minimum payments	138,263
Construction finance liabilities - current portion	(1,324)
Construction finance liabilities	$136,939

NOTE 13. EQUITY

Warrants

Liability Warrants

In October 2021 the Company acquired 1,679 warrants in connection with the acquisition of Harvest Health and Recreation, Inc. ("Harvest Liability Warrants"). Each acquired warrant is exercisable into one Multiple Voting Share. Changes in fair value are recognized as a component of other (expense) income within the condensed consolidated statements of operations as change in fair value of derivative liabilities - warrants.

	Number of warrants	Weighted average exercise price ($CAD)	Weighted average remaining contractual life (Yrs)
Outstanding and exercisable as of January 1, 2023	1,679	$1,125	0.31
Granted	—	—	—
Exercised	—	—	—
Expired	(1,679)	1,125	—
Outstanding and exercisable as of June 30, 2023	—	$—	—

Share Based Compensation

Options

The Company recorded share-based compensation for stock options as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations location	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$19	$(56)	$35	$70
General and administrative	(275)	2,195	469	3,936
Sales and marketing	13	439	33	729
Total share-based compensation expense	$(243)	$2,578	$537	$4,735

The number and weighted-average exercise prices and remaining contractual life of options as of June 30, 2023 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding, January 1, 2023	3,177,815	$25.96	5.41	$—
Granted	—	—
Exercised	—	—
Forfeited	(334,864)	30.29
Outstanding, June 30, 2023	2,842,951	$25.45	4.66	$—
Exercisable, June 30, 2023	2,222,348	$25.67	3.59	$—

As of June 30, 2023, there was approximately $2.0 million of unrecognized compensation cost related to unvested stock option arrangements which is expected to be recognized over a weighted average service period of 0.61 years.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2023

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2023	720,707	$22.36
Granted	—
Vested	—
Forfeited	(102,064)	23.03
Unvested balance as of June 30, 2023	618,643	$22.21

The Company recorded share-based compensation for RSUs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of operations location	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$41	$258	$260	$458
General and administrative	601	2,567	1,920	4,462
Sales and marketing	76	300	159	612
Total share-based compensation expense	$718	$3,125	$2,339	$5,532

As of June 30, 2023, there was approximately $4.8 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average service period of 0.66 years.

NOTE 14. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator	(in thousands, except share and per share amounts)
Continuing operations
Net loss from continuing operations	$(342,304)	$(18,787)	$(376,626)	$(45,831)
Less: Net loss attributable to non-controlling interest	(2,353)	(1,530)	(3,337)	(2,037)
Net loss from continuing operations available to common shareholders of Trulieve Cannabis Corp.	$(339,951)	$(17,257)	$(373,289)	$(43,794)
Discontinued operations
Net loss from discontinued operations	$(64,568)	$(5,234)	$(95,877)	$(10,672)
Less: Net loss attributable to non-controlling interest	(670)	—	(1,193)	—
Net loss from discontinued operations excluding non-controlling interest	$(63,898)	$(5,234)	$(94,684)	$(10,672)
Denominator
Weighted average number of common shares outstanding - Basic and diluted	189,054,359	187,174,176	188,976,834	187,124,886
Loss per Share - Continuing operations
Basic and diluted loss per share	$(1.80)	$(0.09)	$(1.98)	$(0.23)
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.34)	$(0.03)	$(0.50)	$(0.06)

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	2,842,951	3,465,639	2,985,093	3,547,090
Restricted share units	618,643	1,035,762	655,474	1,057,043
Warrants	9,496	767,500	93,444	2,201,764

As of June 30, 2023, there are approximately 186.0 million issued and outstanding shares which excludes approximately 2.9 million fully vested RSUs which are not contractually issuable until 2024.

NOTE 15. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
(Loss) Income before provision for income taxes	$(308,277)	$26,455	$(307,142)	$42,553
Provision for income taxes	$34,027	$45,242	$69,484	$88,384
Effective tax rate	(11%)	171%	(23%)	208%

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter as the Company believes this is the best estimate for the annual effective tax rate.

The Company is subject to income taxes in the United States and Canada. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company’s gross unrecognized tax benefits were approximately $49.5 million and $41.8 million as of June 30, 2023 and December 31, 2022, respectively, which is recorded in deferred tax liabilities and other long-term liabilities in the condensed consolidated balance sheets. The increase of $7.7 million in uncertain tax positions is due to a tax position taken relating to our inventory costs for tax purposes in our Florida dispensaries.

NOTE 16. DISCONTINUED OPERATIONS

During the three months ended June 30, 2023, the Company determined to discontinue its operations in Massachusetts. In July 2022, the Company discontinued its Nevada operations. There are immaterial activities related to Nevada which are expected to continue until the associated lease liabilities are settled.

The assets and liabilities associated with discontinued operations consisted of the following as June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(in thousands)
Assets associated with discontinued operations
Cash	$1,835	$5,702
Accounts receivable, net	2,744	2,936
Inventories, net	3,230	21,310
Income tax receivable	2,718	2,267
Prepaids expenses and other current assets	947	1,486
Deferred tax asset	—	766
Property and equipment, net	—	53,687
Right of use assets - operating, net	—	1,769
Right of use assets - finance, net	—	5,736
Intangible assets, net	—	27,849
Other assets	2,013	2,638
Total assets associated with discontinued operations	$13,487	$126,146
Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	$1,120	$1,617
Deferred revenue	—	109
Operating lease liabilities - current portion	70	93
Finance lease liabilities - current portion	427	456
Construction finance liability - current portion	1,794	—
Operating lease liabilities	14,686	16,428
Finance lease liabilities	2,829	5,890
Construction finance liability	25,237	45,217
Other long-term liabilities	156	154
Total liabilities associated with discontinued operations	$46,319	$69,964

The following table summarizes the Company's income (loss) from discontinued operations for the three and six months ended June 30, 2023 and 2022. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Revenues, net of discounts	$4,472	$6,444	$8,347	$14,231
Cost of goods sold	22,872	7,663	26,972	17,155
Gross margin	(18,400)	(1,219)	(18,625)	(2,924)
Expenses:
Operating expenses	1,994	2,984	4,382	6,049
Impairment and disposal of long-lived assets, net	41,639	—	69,275	—
Total Expenses	43,633	2,984	73,657	6,049
Income (loss) from operations	(62,033)	(4,203)	(92,282)	(8,973)
Other (expense) income:
Interest expense	(1,589)	(1,534)	(3,178)	(3,058)
Other income, net	—	30	22	60
Total other expense, net	(1,589)	(1,504)	(3,156)	(2,998)
Loss before provision for income taxes	(63,622)	(5,707)	(95,438)	(11,971)
Income tax (provision) benefit	(946)	473	(439)	1,299
Net loss from discontinued operations, net of tax (provision) benefit	(64,568)	(5,234)	(95,877)	(10,672)
Less: Net loss attributable to non-controlling interest from discontinued operations	(670)	—	(1,193)	—
Net loss from discontinued operations excluding non-controlling interest	$(63,898)	$(5,234)	$(94,684)	$(10,672)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, and capital expenditures of discontinued operations for the three and six months ended June 30, 2023 and 2022.

	Six Months Ended June 30,
	2023	2022

Depreciation	$2,917	$2,875
Amortization	$535	$2,795
Purchases of property plant and equipment	$67	$685
Loss on impairment of long-lived assets	$69,275	$—
Other noncash investing and financing activities
Noncash partial extinguishment of construction finance liability	$18,486	$—

As a result of the Massachusetts exit, the Company performed a lease term reassessment for the Holyoke failed sale-leaseback financing arrangement due to lease renewals previously included in the lease term being excluded as of the Massachusetts exit. The Company concluded the failed sale-leaseback accounting conclusion is maintained. The Company recognized a gain on partial extinguishment of $18.5 million as a result of the lease term reassessment, which partially offset the loss on disposal of the related property and improvements of $45.8 million which is recorded to net loss from discontinued operations, net of tax (provision) benefit.

The lease had a term of ten years and was extended by one year to an eleven year term, expiring in December 2030.

Future minimum lease payments for the construction finance liability as of June 30, 2023, are as follows:

Year	(in thousands)
Six months ending December 31, 2023	$2,682
2024	5,455
2025	5,619
2026	5,788
2027	5,961
Thereafter	18,427
Total future payments	43,932
Less: Interest	(16,901)
Total present value of minimum payments	27,031
Construction finance liability - current portion	(1,794)
Construction finance liability	$25,237

NOTE 17. Variable Interest Entities

The Company has entered into certain agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states in which it determined to be variable interest entities. The Company's VIEs are not material to the consolidated financial position or operations as of June 30, 2023 and December 31, 2022 or for the three and six months ended June 30, 2023 and 2022.

The Company determined certain of these entities to be variable interest entities in which it is the primary beneficiary. The Company holds ownership interests in these entities ranging from 46% to 95% either directly or through a proxy as of June 30, 2023. The Company consolidates these entities due to the other holder’s equity investment being insufficient to finance its activities without additional subordinated financial support and the Company meeting the power and economics criteria. In particular, the Company controls the management decisions and activities most significant to these VIEs, has provided a significant portion of the subordinated financial support to date, and/or holds membership interests exposing the Company to the risk of reward and/or loss. The Company allocates income and cash flows of the VIEs based on the outstanding ownership percentage in accordance with the underlying agreements, as amended. The Company has consolidated all identified variable interest entities for which the Company is the primary beneficiary in the accompanying condensed consolidated financial statements.

During the three months ended March 31, 2023, the Company paid $0.4 million in cash and $1.7 million in subordinate voting shares earned but not yet issued, based on the completion of certain milestones required as part of the acquisition of one of the Company's consolidated variable interest entities. The Company previously paid $0.8 million in cash for certain milestones. As part of the Company's decision to exit the Massachusetts market during the three months ended June 30, 2023, it ceased its relationship with this variable interest entity. This terminated the payment of the $1.7 million subordinate voting shares earned but not yet issued. Based on the changes in circumstances, the Company reevaluated the variable interest entity, concluding it was no longer the primary beneficiary and as such, deconsolidated the entity during the three months ended June 30, 2023. The Company recorded a loss of $10.0 million related to the termination of the acquisition and deconsolidation of the variable interest entity which is included in the loss from discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2023.

During the three months ended June 30, 2023, the Company sold and divested of certain variable interest entities. The Company received cash proceeds of $1.8 million related to the sale and recorded a loss on divestment of $0.8 million which is included in impairments and disposals of long-lived assets, net in the condensed consolidated statements of operations.

The Company no longer consolidates these VIEs since it is no longer considered the primary beneficiary.

The following table presents the summarized assets and liabilities of the Company’s VIEs in which the Company does not hold a majority interest as of June 30, 2023 and December 31, 2022. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that eliminate in consolidation as included on our condensed consolidated balance sheets.

	June 30, 2023	December 31, 2022
	(in thousands)
Current assets:
Cash	$6,703	$7,349
Accounts receivable, net	1,208	597
Inventories, net	8,359	7,590
Prepaids and other current assets	514	46
Total current assets	16,784	15,582
Property and equipment, net	27,923	25,994
Right of use asset - operating, net	2,817	—
Right of use asset - finance, net	275	224
Intangible assets, net	17,830	17,947
Other assets	147	344
Total assets	$65,776	$60,091
Current liabilities:
Accounts payable and accrued liabilities	$2,188	$3,713
Income tax payable	2,538	1,615
Deferred revenue	1	6
Finance lease liability - current portion	55	41
Total current liabilities	4,782	5,375
Notes payable	1,045	1,200
Operating lease liability	2,892	—
Finance lease liability	229	185
Deferred tax liabilities	3,663	4,101
Other long-term liabilities	796	625
Total liabilities	$13,407	$11,486

NOTE 18. RELATED PARTIES

The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by Kim Rivers, the Company's Chief Executive Officer and Chair of the board of directors, George Hackney, a former member of the Company's board of directors, and Richard May, a member of the Company's board of directors.

As of June 30, 2023, and December 31, 2022, under ASC 842, the Company had the following related party operating leases on the condensed consolidated balance sheets:

	As of June 30, 2023	As of December 31, 2022
	(in thousands)
Right-of-use assets, net	$755	$820
Lease liabilities:
Lease liabilities - current portion	$121	$113
Lease liabilities	679	751
Total related parties lease liabilities	$800	$864

Lease expense recognized on related party operating leases was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2023, respectively. Lease expense was less than $0.1 million and $0.1 million for the three and six months ended June 30, 2022, respectively.

NOTE 19. REVENUE DISAGGREGATION

Net revenues are comprised of the following for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Retail	$271,888	$297,603	$546,733	$587,645
Wholesale, licensing, and other	9,907	16,236	20,276	36,755
Revenue, net of discounts	$281,795	$313,839	$567,009	$624,400

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

Claims and Litigation

In the ordinary course of business, the Company may be a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. As of June 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued.

In connection with the acquisition of a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins Cultivation Operation" or "Watkins"), in the prior period, the Company received a demand letter on October 12, 2022, related to the four potential earnouts. The earnouts were based on the completion of certain milestones related to construction and operations and contingent on the continued employment of key employee shareholders. The Company entered into a settlement agreement in April 2023 closing this matter.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be estimated. As of June 30, 2023 and December 31, 2022, $1.6 million and $31.7 million was included in contingent liabilities on the condensed consolidated balance sheets related to litigation matters, respectively. During the three and six months ended June 30, 2023 the Company settled various claims resulting in a decrease to the accrual. As of June 30, 2023 and December 31, 2022, $0.8 million and $3.0 million, respectively, was included in contingent liabilities on the condensed consolidated balance sheets for estimates related to various sales tax matters.

Regulatory Compliance

The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties, and other sanctions.

NOTE 21. SUBSEQUENT EVENTS

In July 2023, the Company granted, under the Company’s 2021 Omnibus Incentive Plan, 1,754,817 stock options and 3,017,294 restricted share units to certain employees and directors. The shares vest over varying terms over a three-year period. The Company has not yet completed the fair value measurement for these awards as of the date of this filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," "the Company," "we," or "our") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). There have been no material changes as of June 30, 2023 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q in “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K and in “Part II, Item 1A – Risk Factors” in our Q1 2023 Form 10-Q (the “Q1 Form 10-Q”). Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2022 Form 10-K and Q1 Form 10-Q. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

Trulieve Cannabis Corp. is a reporting issuer in the United States and Canada. The Company’s Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “TRUL” and are also traded in the United States on the OTCQX Best Market (“OTCQX”) under the symbol “TCNNF”.

Trulieve is a vertically integrated cannabis company and multi-state operator which currently operates in a number of states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona, Pennsylvania, and West Virginia. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail, and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences. Trulieve leverages its developed processes cultivate, process, and/or dispense a wide-range of permitted cannabis products across its operating markets with high standards for safety, effectiveness, quality, and customer care at the forefront.

As of June 30, 2023 we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	125	6
Arizona	21	4
Pennsylvania	20	3
West Virginia	10	1
Maryland	3	1
Georgia	3	1
Connecticut	1	—
Colorado	—	1
Total	183	17

As of June 30, 2023, we employed over 5,900 people, and we are committed to providing patients and adult use consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations.

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

Our Southeast hub operations are anchored by our cornerstone market of Florida. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery. In Georgia, Trulieve GA holds one of two Class 1 Production Licenses in the state and is permitted to cultivate cannabis for the manufacture and sale of low tetrahydrocannabinol, or THC oil. On April 28, 2023, the Company opened the first locations in Georgia, opening a store in Macon and Marietta and opened a third store in Newnan in June 2023.

Our Southwest hub operations are anchored by Arizona, where Trulieve holds a market-leading retail position with twenty one dispensaries, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products, in addition to sales in the wholesale channel.

Our Northeast hub operations are anchored by our cornerstone market of Pennsylvania. We conduct cultivation, processing, and retail operations through direct and indirect subsidiaries with permits for retail operations and grower/processor operations in Pennsylvania.

During the three months ended June 30, 2023, the Company approved a plan to exit the Massachusetts market to redirect resources to more attractive and profitable markets. The exit of Massachusetts represented a strategic shift and the operations of Massachusetts are reported as discontinued operations as of June 30, 2023.

During the three months ended June 30, 2023, the Company divested three additional dispensaries in California.

Recent Developments

On June 19, 2023, Alex D'Amico resigned as the Company's Chief Financial Officer effective immediately. The resignation was not as a result of any disagreements regarding any matter relating to the Company’s operations, policies, or practices. During the interim period, the Company has appointed Ryan Blust, the Company’s Vice President, Finance, to serve as its Interim Chief Financial Officer. The Company appointed Tim Mullany as Chief Financial Officer, effective as of July 10, 2023; however, Mr. Mullany resigned as the Company’s Chief Financial Officer for personal reasons effective July 20, 2023 and the Company appointed Ryan Blust as its interim Chief Financial Officer effective July 21, 2023.

In connection with Mr. D’Amico’s resignation, the audit committee of the Company’s board of directors (the “Audit Committee”), with the assistance of independent outside legal counsel, investigated circumstances relating to irregularities with Mr. D’Amico’s expense reimbursement submissions and his use of a corporate credit card over the tenure of his employment at the Company. The Audit Committee and the Company determined that Mr. D’Amico engaged in conduct that was inconsistent with the Company’s policies and procedures by both submitting expense reimbursements for personal expenses as well as utilizing corporate credit cards for personal expenses. The investigation has concluded, and the Company estimates that the total amount in question is between $350,000 to $400,000. Mr. D’Amico has not reimbursed the Company for such expenses. The Audit Committee and the Company have concluded that the matters that were the subject of the investigation and the amounts involved did not have a material impact on the Company’s previously reported financial statements for any period. The Company is still evaluating its options, particularly with respect to the expenses submitted by Mr. D’Amico, which may include, without limitation, the Company seeking restitution from Mr. D’Amico of the amounts determined to have been improperly reimbursed and making corrective tax reports relating to any such amounts not recovered.

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

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and six months ended June 30, 2023 and 2022, except as noted. Refer to Note 16. Discontinued Operations to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional financial information related to our discontinued operations.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,
	2023		2022
	(in thousands)
Statement of operations data:	Amount	Percentage of Revenues, Net	Amount	Percentage of Revenues, Net	Amount Change
Revenue, net	$281,795	100.0%	$313,839	100.0%	$(32,044)
Cost of goods sold	140,188	49.7%	130,466	41.6%	9,722
Gross profit	141,607	50.3%	183,373	58.4%	(41,766)
Expenses:
Sales and marketing	61,075	21.7%	73,902	23.5%	(12,827)
General and administrative	34,902	12.4%	33,575	10.7%	1,327
Depreciation and amortization	26,052	9.2%	29,367	9.4%	(3,315)
Impairments and disposals of long-lived assets, net	3,310	1.2%	5,055	1.6%	(1,745)
Impairment of goodwill	307,590	109.2%	—	0.0%	307,590
Total expenses	432,929	153.6%	141,899	45.2%	291,030
(Loss) income from operations	(291,322)	(103.4%)	41,474	13.2%	(332,796)
Other (expense) income:
Interest expense	(18,931)	(6.7%)	(18,144)	(5.8%)	(787)
Change in fair value of derivative liabilities - warrants	—	0.0%	1,442	0.5%	(1,442)
Other income, net	1,976	0.7%	1,683	0.5%	293
Total other expense, net	(16,955)	(6.0%)	(15,019)	(4.8%)	(1,936)
(Loss) income before provision for income taxes	(308,277)	(109.4%)	26,455	8.4%	(334,732)
Provision for income taxes	34,027	12.1%	45,242	14.4%	(11,215)
Net loss from continuing operations	(342,304)	(121.5%)	(18,787)	(6.0%)	(323,517)
Net loss from discontinued operations, net of tax (provision) benefit of $(946) and $473, respectively	(64,568)	(22.9%)	(5,234)	(1.7%)	(59,334)
Net loss	(406,872)	(144.4%)	(24,021)	(7.7%)	(382,851)
Less: Net loss attributable to non-controlling interest from continuing operations	(2,353)	(0.8%)	(1,530)	(0.5%)	(823)
Less: Net loss attributable to non-controlling interest from discontinued operations	(670)	(0.2%)	—	0.0%	(670)
Net loss attributable to common shareholders	$(403,849)	(143.3%)	$(22,491)	(7.2%)	$(381,358)

Revenue, Net

Revenue, net for the three months ended June 30, 2023 was $281.8 million, a decrease of $32.0 million or 10% from $313.8 million for the three months ended June 30, 2022. The decrease in revenue is due to a $25.7 million decrease in retail revenues and a $6.3 million decrease in wholesale revenues. The Company experienced increased competition and promotional activity in certain markets. The Company operated 183 dispensaries and 165 dispensaries as of June 30, 2023 and June 30, 2022, respectively.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 was $140.2 million, an increase of $9.7 million or 7% from $130.5 million for the three months ended June 30, 2022. Cost of goods as a percentage of revenue, net was 49.7% in the current quarter compared to 41.6% in the prior year period. The increase was primarily due to inventory reduction efforts to right-size inventory levels, increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets. The Company also incurred additional costs related to excess capacity in certain temporarily idled facilities.

The Company has continued to see increased cost of goods sold in relation to our revenues due to our expansion and streamlining efforts which we expect to derive cost savings and long-term benefits in the future.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $141.6 million, a decrease of $41.8 million or 23% from $183.4 million for the three months ended June 30, 2022. Gross profit as a percentage of revenue, net was 50.3% in the current quarter compared to 58.4% in the prior year period driven by increased promotional activity in certain retail markets, price compression in certain markets, a product mix shift to value brands, initiatives to reduce inventory levels and costs related to excess capacity in certain temporarily idled facilities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended June 30, 2023 was $61.1 million, a decrease of $12.8 million or 17% from $73.9 million for the three months ended June 30, 2022. Sales and marketing expense as a percentage of revenues, net was 21.7% in the current quarter compared to 23.5% in the prior year period. The decrease in expense was largely attributable to lower headcount in the Company’s dispensaries as we refined staffing levels to more closely align with consumer traffic and consumption levels. The decrease in sales and marketing expenses was also due to the accrual of $5.2 million in the prior year related to the Watkins earnout.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2023 was $34.9 million, an increase of $1.3 million or 4% from $33.6 million for the three months ended June 30, 2022. The increase in general and administrative expense is primarily due to a $8.6 million of legislative campaign contributions to support the Florida adult-use ballot initiative, offset by lower stock-based compensation expense and transaction and integration costs as compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2023 was $26.1 million, a decrease of $3.3 million or 11% from $29.4 million for the three months ended June 30, 2022. The decrease in depreciation and amortization expense was attributable to certain intangible assets becoming fully amortized in the prior year.

Impairments and Disposals of Long-lived Assets, Net

Impairment and disposal of long-lived assets, net for the three months ended June 30, 2023 was $3.3 million, a decrease of $1.7 million from $5.1 million for the three months ended June 30, 2022. The expense in the current quarter was primarily related to asset disposals in our California market and exiting the Watkins Cultivation Operation in the second quarter of 2023. The expense incurred in the prior year was primarily due to exited facilities and the repositioning of assets, primarily in our southeast hub.

Impairment of Goodwill

Impairment of goodwill for the three months ended June 30, 2023 was $307.6 million, an increase of $307.6 million from zero for the three months ended June 30, 2022 Based on the results of the Company's goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit during the three months ended June 30, 2023. The Company finds this is not a negative indicator of historic or current operating results and not a negative indicator of future performance as the Company has taken steps to shed underperforming assets while focusing on cash conservation which is reflective in the results of operations as of June 30, 2023. Additionally, the resulting non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows, or available liquidity.

Other Expense, Net

Other expense, net for the three months ended June 30, 2023 was $17.0 million, an increase of $1.9 million or 13% from $15.0 million for three months ended June 30, 2022. The increase is primarily the result of a change in the valuation of the warrants in the prior year which expired June 2022.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2023 was $34.0 million, a decrease of $11.2 million or 25% from $45.2 million for the three months ended June 30, 2022. For the three months ended June 30, 2023, the decrease in income tax expense is primarily due to the decrease in gross profit. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax.

Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended June 30, 2023 was $342.3 million, an increase of $323.5 million from $18.8 million for the three months ended June 30, 2022. The increase was driven primarily by the goodwill impairment charge of $307.6 million, lower gross margin, and an increase of $8.6 million in legislative campaign contributions to support the Florida adult-use ballot initiative. These impacts were partially offset by lower operating expenses driven by the Company’s continued focus on cost savings initiatives, expenses of $5.2 million incurred in the prior year period related to the accrual of the Watkins earnout and a $11.2 million decrease in tax expense.

Net Loss from Discontinued Operations, Net of Tax Benefit

Net loss from discontinued operations, net of tax benefit for the three months ended June 30, 2023 was $64.6 million, an increase of $59.3 million from $5.2 million for the three months ended June 30, 2022. The increase in net loss is primarily attributable to losses from the exit of the Company’s operations in Massachusetts in the second quarter of 2023, including the disposal of long-lived assets of $31.6 million and a loss on divestment of a variable interest entity of $10.0 million. Discontinued operations also include the results of the Nevada operations that were discontinued in 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30,		Six Months Ended June 30,
	2023		2022
	(in thousands)
Statement of operations data:	Amount	Percentage of Revenues, Net	Amount	Percentage of Revenues, Net	Amount Change
Revenue, net	$567,009	100.0%	$624,400	100.0%	$(57,391)
Cost of goods sold	275,240	48.5%	261,172	41.8%	14,068
Gross profit	291,769	51.5%	363,228	58.2%	(71,459)
Expenses:
Sales and marketing	121,808	21.5%	145,352	23.3%	(23,544)
General and administrative	74,212	13.1%	66,989	10.7%	7,223
Depreciation and amortization	55,666	9.8%	57,151	9.2%	(1,485)
Impairments and disposals of long-lived assets, net	6,689	1.2%	21,516	3.4%	(14,827)
Impairment of goodwill	307,590	54.2%	—	0.0%	307,590
Total expenses	565,965	99.8%	291,008	46.6%	274,957
(Loss) income from operations	(274,196)	(48.4%)	72,220	11.6%	(346,416)
Other (expense) income:
Interest expense	(40,091)	(7.1%)	(34,497)	(5.5%)	(5,594)
Change in fair value of derivative liabilities - warrants	252	0.0%	2,262	0.4%	(2,010)
Other income, net	6,893	1.2%	2,568	0.4%	4,325
Total other expense, net	(32,946)	(5.8%)	(29,667)	(4.8%)	(3,279)
(Loss) income before provision for income taxes	(307,142)	(54.2%)	42,553	6.8%	(349,695)
Provision for income taxes	69,484	12.3%	88,384	14.2%	(18,900)
Net loss from continuing operations	(376,626)	(66.4%)	(45,831)	(7.3%)	(330,795)
Net loss from discontinued operations, net of tax (provision) benefit of $(439) and $1,299, respectively	(95,877)	(16.9%)	(10,672)	(1.7%)	(85,205)
Net loss	(472,503)	(83.3%)	(56,503)	(9.0%)	(416,000)
Less: Net loss attributable to non-controlling interest from continuing operations	(3,337)	(0.6%)	(2,037)	(0.3%)	(1,300)
Less: Net loss attributable to non-controlling interest from discontinued operations	(1,193)	(0.2%)	—	0.0%	(1,193)
Net loss attributable to common shareholders	$(467,973)	(82.5%)	$(54,466)	(8.7%)	$(413,507)

Revenue, Net

Revenue, net for the six months ended June 30, 2023 was $567.0 million, a decrease of $57.4 million or 9% from $624.4 million for the six months ended June 30, 2022. The decrease in revenue is due to a $40.9 million decrease in retail revenues and a $16.5 million decrease in wholesale revenues. The Company experienced increased competition and promotional activity in certain markets. The Company operated 183 dispensaries and 165 dispensaries as of June 30, 2023 and June 30, 2022, respectively.

Cost of Goods Sold

Cost of goods sold for the six months ended June 30, 2023 was $275.2 million, an increase of $14.1 million or 5% from $261.2 million for the six months ended June 30, 2022. Cost of goods as a percentage of revenues, net was 48.5% in the current year period compared to 41.8% in the prior year period. The increase was primarily due to inventory reduction efforts to right-size inventory levels, increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets. The Company also incurred additional costs related to excess capacity in certain temporarily idled facilities.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $291.8 million, a decrease of $71.5 million or 20% from $363.2 million for the six months ended June 30, 2022. Gross profit as a percentage of revenue, net was 51.5% in the current year period compared to 58.2% in the prior year period driven by increased promotional activity in certain retail markets, price compression in certain markets, a product mix shift to value brands, initiatives to reduce inventory levels and costs related to excess capacity in certain temporarily idled facilities.

Sales and Marketing Expense

Sales and marketing expense for the six months ended June 30, 2023 was 121.8 million, a decrease of 23.5 million or 16% from $145.4 million for the six months ended June 30, 2022. Sales and marketing expense as a percentage of revenues, net was 21.5% in the current year period compared to 23.3% in the prior year period. The decrease in expense was largely attributable to lower headcount in the Company’s dispensaries as we refined staffing levels to more closely align with consumer traffic and consumption levels. The decrease in sales and marketing expenses was also due to the accrual of $7.3 million in the prior year period related to the Watkins earnout.

General and Administrative Expense

General and administrative expense for the six months ended June 30, 2023 was $74.2 million, an increase of $7.2 million or 11% from $67.0 million for the six months ended June 30, 2022. The increase in general and administrative expense is primarily due to a $19.1 million of legislative campaign contributions to support the Florida adult-use ballot initiative during the current year period, partially offset by lower stock-based compensation expense and transaction and integration costs as compared to the prior period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2023 was $55.7 million, a decrease of $1.5 million or 3% from $57.2 million for the six months ended June 30, 2022.

Impairments and Disposals of Long-lived Assets, Net

Impairment and disposal of long-lived assets, net for the six months ended June 30, 2023 was $6.7 million, a decrease of $14.8 million or 69% from $21.5 million for the six months ended June 30, 2022. The impairment expense incurred in the current year was primarily related to asset disposals in our California market while the prior year was due to exited facilities and the repositioning of assets, mainly in our southeast hub.

Impairment of Goodwill

Impairment of goodwill for the six months ended June 30, 2023 was $307.6 million, an increase of $307.6 million from zero for the six months ended June 30, 2022. Based on the results of the Company's goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit during the three months ended June 30, 2023. The Company finds this is not a negative indicator of historic or current operating results and not a negative indicator of future performance as the Company has taken steps to shed underperforming assets while focusing on cash conservation which is reflective in the results of operations as of June 30, 2023. Additionally, the resulting non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows, or available liquidity.

Other Expense, Net

Other expense, net for the six months ended June 30, 2023 was $32.9 million, an increase of $3.3 million or 11% from $29.7 million for six months ended June 30, 2022. The increase is primarily the result of additional interest expense related to new financings to support the long-term business growth, partially offset by gains related to non-operating assets, interest income on money market funds, and a change in the valuation of the interest rate swap.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2023 was $69.5 million, a decrease of $18.9 million or 21% from $88.4 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the decrease in income tax expense is primarily due to the decrease in gross profit. Under IRC Section 280E, cannabis companies are only allowed to deduct expenses that are directly related to production of the products. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax.

Net Loss from Continuing Operations

Net loss from continuing operations for the six months ended June 30, 2023 was $376.6 million, an increase of $330.8 million from $45.8 million for the six months ended June 30, 2022. The increase in net loss in the current year period was driven primarily by the goodwill impairment charge of $307.6 million, lower gross margin, and an increase of $19.1 million in legislative campaign contributions to support the Florida adult-use ballot initiative. These impacts were partially offset by lower operating expenses driven by the Company’s continued focus on cost savings initiatives, expenses of $7.3 million incurred in the prior year period related to the accrual of the Watkins earnout and a $18.9 million decrease in tax expense.

Net Loss from Discontinued Operations, Net of Tax Benefit

Net loss from discontinued operations, net of tax benefit for the six months ended June 30, 2023 was $95.9 million, an increase of $85.2 million from $10.7 million for the six months ended June 30, 2022. The increase in the current year is primarily attributable to losses from the exit of the Company’s operations in Massachusetts in the second quarter of 2023 including the disposal of long-lived assets of $59.3 million and a loss on divestment of a variable interest entity of $10.0 million. Discontinued operations also include the results of the Nevada operations that were discontinued in 2022.

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

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, from time to time, we may use capital for other investing and financing activities. Working capital is used principally for our personnel as well as costs related to the growth, manufacture and production of our products. Our capital expenditures consist primarily of additional facilities and dispensaries, and improvements to existing facilities. Our debt service payments consist primarily of interest payments. Income tax payments are mainly represented by federal income tax payments due to IRC Section 280E.

Cash and cash equivalents were $152.4 million as of June 30, 2023. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:

•
Cash from ongoing operations,
•
Market offerings - the Company has the ability to offer equity in the market for significant potential proceeds, as evidenced by previous recent private placements,
•
Debt - the Company has the ability to obtain additional debt from additional creditors.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the six months ended June 30, 2023 and 2022. The table below highlights our cash flows for the periods indicated.

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(23,062)	$(10,284)
Net cash used in investing activities	(25,318)	(136,392)
Net cash (used in) provided by financing activities	(9,335)	94,438
Net decrease in cash and cash equivalents	$(57,715)	$(52,238)

Cash Flow from Operating Activities

Net cash used in operating activities was $23.1 million for the six months ended June 30, 2023, an increase of $12.8 million as compared to $10.3 million net cash used operating activities during the six months ended June 30, 2022. This is primarily due to additional income tax payments which were deferred from the fourth quarter of 2022, due to Hurricane Ian, and paid in the first quarter of 2023. This was largely offset by the favorable impact of the Company’s inventory wind-down initiative. Inventory balances decreased in 2023 driven by targeted efforts to reduce specific product categories and lower third-party product offerings.

Cash Flow from Investing Activities

Net cash used in investing activities was $25.3 million for the six months ended June 30, 2023, a decrease of $111.1 million, compared to the $136.4 million net cash used in investing activities for the six months ended June 30, 2022.

The primary use of cash in both periods was the purchase of property and equipment, with the prior period having significantly more purchases of property and equipment due to the Company's build out of facilities and automation primarily at our Florida cultivation sites as well as Pennsylvania and West Virginia. Additionally, the prior period included the cash payment of $27.5 million related to the acquisition of the Watkins Cultivation Operation.

Cash Flow from Financing Activities

Net cash used in financing activities was $9.3 million for the six months ended June 30, 2023, a decrease of $103.8 million, compared to the $94.4 million net cash provided by financing activities for the six months ended June 30, 2022. The decrease was primarily due to proceeds from debt financing activities in the prior year that did not occur in the current period. The Company received proceeds of $76.4 million from private placement notes which closed in January 2022 and $19.2 million in proceeds from the exercise of warrants during the six months ended June 2022 prior to expiration.

Balance Sheet Exposure

As of June 30, 2023 and December 31, 2022, 100% of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q, "Part I, Item 1A - Risk Factors" in our 2022 Form 10-K and Part II, Item 1A – Risk Factors in our Q1 Form 10-Q.

Contractual Obligations

As of June 30, 2023, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Notes payable	$9,076	$7,337	$71,194	$16,098	$103,705
Private placement notes	130,000	—	425,000	—	555,000
Operating lease liabilities	21,532	43,876	41,767	90,639	197,814
Finance lease liabilities	14,299	27,970	24,528	38,932	105,729
Construction finance liabilities	22,184	46,286	48,966	308,341	425,777
Lease Settlements	1,003	1,140	846	2,434	5,423
Total (1)	$198,094	$126,609	$612,301	$456,444	$1,393,448
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

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA excludes from net income as reported interest, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as integration and transition costs, acquisition and transaction costs, inventory step-up for fair value adjustments in purchase accounting, other non-recurring costs such as contributions to specific initiative campaigns (such as Smart and Safe Florida), expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets, the results of entities consolidated as variable interest entities ("VIEs") but not legally controlled and operated by the Company, discontinued operations, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs includes miscellaneous items which are not expected to reoccur frequently such as inventory adjustments related to specific issues and unusual litigation. Adjusted EBITDA for the three and six months ended June 30, 2022, has been adjusted to reflect this current definition and to conform with the current period presentation.

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

Adjusted EBITDA

	Three Months Ended June 30,		Change Increase / (Decrease)		Six Months Ended June 30,		Change Increase / (Decrease)
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Adjusted EBITDA	$78,695	$111,024	$(32,329)	(29)%	$156,768	$215,986	$(59,218)	(27)%

Adjusted EBITDA for the three months ended June 30, 2023 was $78.7 million, a decrease of $32.3 million or 29%, from $111.0 million for the three months ended June 30, 2022. Adjusted EBITDA for the six months ended June 30, 2023 was $156.8 million, a decrease of $59.2 million or 27%, from $216.0 million for the six months ended June 30, 2022. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net loss attributable to common shareholders	$(403,849)	$(22,491)	$(467,973)	$(54,466)
Add (deduct) impact of:
Interest expense	18,931	18,144	40,091	34,497
Provision for income taxes	34,027	45,242	69,484	88,384
Depreciation and amortization	26,052	29,367	55,666	57,151
Depreciation included in cost of goods sold	15,989	12,576	28,109	21,874
EBITDA	(308,850)	82,838	(274,623)	147,440
Impairment of goodwill	307,590	—	307,590	—
Impairment and disposal of long-lived assets, net	3,310	5,055	6,689	21,516
Legislative campaign contributions	8,550	—	19,062	—
Integration and transition costs	5,698	5,129	7,635	10,397
Share-based compensation and related premiums	475	5,703	2,876	10,267
Other income, net	(1,976)	(1,683)	(6,893)	(2,568)
Change in fair value of derivative liabilities - warrants	—	(1,442)	(252)	(2,262)
Discontinued operations	63,898	5,234	94,684	10,672
Acquisition and transaction costs	—	6,969	—	10,266
Other non-recurring costs	—	3,499	—	9,688
Inventory step up, fair value	—	648	—	1,048
COVID related expenses	—	163	—	588
Results of entities not legally controlled	—	(1,089)	—	(1,066)
Total adjustments	387,545	28,186	431,391	68,546
Adjusted EBITDA	$78,695	$111,024	$156,768	$215,986

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Material Weakness in Internal Control Over Financial Reporting

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2023. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, due to the material weaknesses as described in the 2022 Annual Report on Form 10-K, which are currently in the process of being remediated, as of June 30, 2023, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K, filed with the SEC on March 8, 2023.

Notwithstanding the material weaknesses described in the 2022 Annual Report on Form 10-K, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

We consolidated variable interest entities as of June 30, 2023 and December 31, 2022, because we determined we were the primary beneficiary. We have elected to exclude controls at our variable interest entities from the scope of our evaluation of internal control over financial reporting as of June 30, 2023 and December 31, 2022. The financial position of our variable interest entities represented an insignificant amount of our total assets, net revenues, and results of operations for the period ended June 30, 2023 and December 31, 2022, respectively.

Management’s Remediation Measures

We previously identified and disclosed material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K, filed with the SEC on March 8, 2023. The material weaknesses were due to a lack of sufficient controls around information technology, inventory valuation, and variable interest entities. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses in the overall control environment, management, with the oversight of the Audit Committee of the Board of Directors, is taking a number of remediation actions including but not limited to the following:

Information technology:

The Company has designed and is in the process of designing and implementing improved or additional controls over access, change management, and IT operations to ensure that access rights are restricted to appropriate individuals, and that data integrity is maintained via effective change management controls over system updates and the transfer of data between systems. The Company additionally is evaluating and enhancing its policies for improved observation and enforcement of certain of its internal policies.

The Company continues to adjust its Enterprise Resource Planning (“ERP”) Systems to work towards improvement and automation of ITGC’s as well as other business process application controls.

The Company is enhancing procedures to validate the information produced by the entity and end user computing to compensate while the ITGC controls are being improved.

Inventory Valuation:

The Company continues to enhance its ERP Systems and has a project plan in place to work towards increasing the level of automation in inventory tracking and analysis and reducing manual processes.

The Company has hired additional qualified personnel to provide additional oversight around the inventory valuation process.

The Company is in the process of implementing more robust management review controls to provide more focus on detailed analyses and enhanced monitoring of our inventory valuation policies and process. The Company continues to review and enhance procedures related to internal controls.

Variable Interest Entities:

The Company has enhanced its procedures around the identification and evaluation, and where applicable, remeasurement, of our variable interest entities and potential variable interest entities.

We have reviewed business processes surrounding non-routine transactions and other complex financial reporting areas to identify enhanced procedures related to internal controls.

Beginning in fiscal year 2022, the Company consolidated the identified variable interest entity that was previously not consolidated. The consolidated financial statements for prior periods were not and will not be modified in future Annual Reports as such errors are immaterial to those periods.

Current status:

While progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing internal processes, procedures, and controls, as well as evaluating and enhancing our related policies. Additional time is required to complete the remediation of the material weaknesses and the assessment to ensure the sustainability of these remediation actions. We believe the above actions as well as those being implemented currently, when complete, will be effective in the remediation of the material weaknesses described above.

Changes in Internal Controls Over Financial Reporting

Other than the remediation measures discussed above, there have been no changes in internal controls over financial reporting during the six months ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II - OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q in “Part I, Item 1A – Risk Factors” in our 2022 Annual Report and in Part II, “Item 1A—Risk Factors” in the Company’s First Quarter 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:

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

There have been no material penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this filing.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2022 Form 10-K filed with the SEC on March 8, 2023 and our Q1 Form 10-Q filed with the SEC on May 10, 2023 include detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors" and "Part II, Item 1A—Risk Factors," respectively. You should consider carefully the risk factors discussed in our 2022 Form 10-K or Q1 Form 10-Q and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2022 Form 10-K or Q1 Form 10-Q actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. Other than the following, there have been no material changes from such risk factors during the period ended June 30, 2023.

The risk of negative effects related to known or potential material weakness in our internal control over financial reporting.

We have identified material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we are working to remediate any material weaknesses or significant deficiencies in our internal controls over financial reporting, we cannot assure that additional material weaknesses or significant deficiencies will not occur in the future. For example, the Company identified information leading it to review its internal controls over the observation and enforcement of certain of our internal policies.

Ineffective internal control over financial reporting could result in errors or misstatements in our financial statements, reduce investor confidence, and adversely impact our stock price. As discussed in Part II, Item 9A “Controls and Procedures” in the 2022 Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2022, we identified material weaknesses related to information technology general controls, valuation of inventory, and the identification and evaluation of variable interest entities.

We are in the process of remediating the material weaknesses, as such remediation measures are described in Part II, Item 9A “Controls and Procedures” of our 2022 Annual Report on Form 10-K and as discussed in Part I, Item 4 of each of the First Quarter 2023 Quarterly Report on Form 10-Q and this Quarterly Report on Form 10-Q. While progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls, as well as evaluating and enhancing our internal policies. Additional time is required to complete the remediation of the material weaknesses and to ensure the sustainability of these remediation actions. We believe the above actions as well as those being implemented currently, when complete, will be effective in the remediation of the material weaknesses described above. There can be no assurance that the additional processes, procedures, and controls that we have implemented while we work to remediate the material weaknesses or that other material weaknesses will not arise in the future. If the additional processes, procedures, and controls that we have implemented while we work to remediate the material weaknesses are not sufficient, or if we identify additional control deficiencies that individually or together constitute significant deficiencies or material weaknesses, our ability to accurately record, process, and report financial information and consequently, our ability to prepare financial statements within required time periods, could be adversely affected. Failure to properly remediate the material weaknesses or the discovery of additional control deficiencies could result in violations of applicable securities laws, CSE listing requirements, subject us to litigation and investigations, negatively affect investor confidence in our financial statements, and adversely impact our stock price and ability to access capital markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number	Description

10.1‡

Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to

Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023 (File No.

000-56248)).

10.2*‡	Executive Employment Agreement, dated June 18, 2023, by and between Trulieve Cannabis Corp. and Timothy Mullany.
10.3*‡	Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Ryan Blust.
10.4*‡	Form of Restricted Stock Unit Award Agreement for Directors (Immediate or Deferred Settlement)
10.5*‡	Form of Restricted Stock Unit Award Agreement for Executive Officers
10.6*‡	Form of Nonqualified Stock Option Agreement for Directors
10.7*‡	Form of Nonqualified Stock Option Agreement for Executive Officers
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRULIEVE CANNABIS CORP.

Date: August 9, 2023	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Ryan Blust
Ryan Blust
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2023	By:	/s/ Joy Malivuk
Joy Malivuk Chief Accounting Officer
(Principal Accounting Officer)