Form 10-Q
period 2023-09-30
Trulieve Cannabis Corp.
filed 2023-11-09
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 000-56248
_________________________________________________________
TRULIEVE CANNABIS CORP.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

British Columbia	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6749 Ben Bostic Road Quincy, FL	32351
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (850) 298-8866
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of November 3, 2023, the registrant had 159,761,126 Subordinate Voting Shares and 26,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in “Part II, Item 1A – Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRULIEVE CANNABIS CORP.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except per share data)

	September 30, 2023	December 31, 2022
ASSETS		(Audited)
Current Assets:
Cash and cash equivalents	$192,159	$207,185
Restricted cash	6,711	6,607
Accounts receivable, net	6,886	6,507
Inventories	229,897	276,505
Prepaid expenses and other current assets	43,733	62,278
Notes receivable - current portion	1,069	728
Assets associated with discontinued operations	6,214	33,733
Total current assets	486,669	593,543
Property and equipment, net	687,578	743,260
Right of use assets - operating, net	96,251	98,926
Right of use assets - finance, net	61,092	70,495
Intangible assets, net	934,560	984,797
Goodwill	483,905	791,495
Notes receivable, net	12,039	11,992
Other assets	11,087	12,768
Long-term assets associated with discontinued operations	2,010	93,129
TOTAL ASSETS	$2,775,191	$3,400,405
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$86,443	$82,023
Income tax payable	—	49,615
Deferred revenue	3,561	9,459
Notes payable - current portion	9,117	12,453
Private placement notes - current portion, net	126,908	—
Operating lease liabilities - current portion	9,697	10,291
Finance lease liabilities - current portion	7,537	8,271
Construction finance liabilities - current portion	1,393	1,189
Contingencies	3,848	34,666
Liabilities associated with discontinued operations	3,268	2,328
Total current liabilities	251,772	210,295
Long-term liabilities:
Notes payable, net	92,309	94,247
Private placement notes, net	362,829	541,664
Operating lease liabilities	92,611	99,851
Finance lease liabilities	63,642	69,948
Construction finance liabilities	136,823	137,144
Deferred tax liabilities	205,441	224,903
Other long-term liabilities	86,439	26,279
Long-term liabilities associated with discontinued operations	42,616	68,370
TOTAL LIABILITIES	$1,334,482	$1,472,701
Commitments and contingencies (see Note 20)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 185,987,512 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.	$—	$—
Additional paid-in-capital	2,052,418	2,045,003
Accumulated deficit	(607,208)	(113,843)
Non-controlling interest	(4,501)	(3,456)
TOTAL SHAREHOLDERS' EQUITY	1,440,709	1,927,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,775,191	$3,400,405
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$275,210	$295,353	$842,219	$919,753
Cost of goods sold	132,264	126,641	407,444	387,736
Gross profit	142,946	168,712	434,775	532,017
Expenses:
Sales and marketing	59,398	74,327	181,206	219,680
General and administrative	34,455	37,613	108,669	104,602
Depreciation and amortization	26,958	29,471	82,624	86,621
Impairments and disposals of long-lived assets, net	(1,209)	54,639	5,480	76,155
Impairment of goodwill	—	—	307,590	—
Total expenses	119,602	196,050	685,569	487,058
Income (loss) from operations	23,344	(27,338)	(250,794)	44,959
Other (expense) income:
Interest expense, net	(20,834)	(17,731)	(60,925)	(52,229)
Change in fair value of derivative liabilities - warrants	—	365	252	2,627
Other income, net	11,214	448	18,108	3,016
Total other expense, net	(9,620)	(16,918)	(42,565)	(46,586)
Income (loss) before provision for income taxes	13,724	(44,256)	(293,359)	(1,627)
Provision for income taxes	36,640	28,370	105,933	116,770
Net loss from continuing operations	(22,916)	(72,626)	(399,292)	(118,397)
Net loss from discontinued operations, net of tax (provision) benefit of $5, $13,152, $(625), and $14,467, respectively	(2,927)	(42,446)	(99,054)	(53,178)
Net loss	(25,843)	(115,072)	(498,346)	(171,575)
Less: Net loss attributable to non-controlling interest from continuing operations	(451)	(518)	(3,788)	(2,555)
Less: Net loss attributable to non-controlling interest from discontinued operations	—	—	(1,193)	—
Net loss attributable to common shareholders	$(25,392)	$(114,554)	$(493,365)	$(169,020)

Net loss per share - Continuing operations:
Basic and diluted	$(0.12)	$(0.38)	$(2.09)	$(0.63)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.02)	$(0.23)	$(0.52)	$(0.28)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	188,924,694	188,597,094	188,959,454	187,549,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated (Deficit) Earnings	Non-Controlling Interest	Total
Balance, January 1, 2022 (audited)	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	4,564	—	—	4,564
Exercise of stock options	—	45,775	45,775	108	—	—	108
Shares issued for cash - warrant exercise	—	1,648	1,648	22	—	—	22
Shares issued under share compensation plans	—	16,257	16,257	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(10,005)	(10,005)	(230)	—	—	(230)
Conversion of Multiple Voting to Subordinate Voting Shares	(2,699,100)	2,699,100	—	—	—	—	—
Shares issued for PurePenn, Pioneer, and Solevo earnouts	—	3,626,295	3,626,295	—	—	—	—
Distribution	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	—	(31,975)	(507)	(32,482)
Balance, March 31, 2022	49,217,899	134,966,243	184,184,142	$2,012,564	$105,746	$884	$2,119,194
Share-based compensation	—	—	—	5,703	—	—	5,703
Exercise of stock options	—	2,997	2,997	—	—	—	—
Shares issued for cash - warrant exercise	—	1,426,614	1,426,614	19,216	—	—	19,216
Subordinate Voting Shares issued under share compensation plans	—	24,444	24,444	—	—	—	—
Conversion of Multiple Voting to Subordinate Voting Shares	(13,091,800)	13,091,800	—	—	—	—	—
Net loss	—	—	—	—	(22,491)	(1,530)	(24,021)
Balance, June 30, 2022	36,126,099	149,512,098	185,638,197	$2,037,483	$83,255	$(646)	$2,120,092
Share-based compensation	—	—	—	4,292	—	—	4,292
Exercise of stock options	—	5,655	5,655	48	—	—	48
Tax withholding related to net share settlements of equity awards	—	(399)	(399)	(75)	—	—	(75)
Conversion of Multiple Voting to Subordinate Voting Shares	(9,891,045)	9,891,045	—	—	—	—	—
Release of escrow shares	—	236,756	236,756	—	—	—	—
Measurement period adjustment for Harvest Health and Recreation, Inc.	—	—	—	—	—	1,595	1,595
Net loss	—	—	—	—	(114,554)	(518)	(115,072)
Balance, September 30, 2022	26,235,054	159,645,155	185,880,209	$2,041,748	$(31,299)	$431	$2,010,880

TRULIEVE CANNABIS CORP.
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(in thousands, except per share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance, January 1, 2023 (audited)	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	2,401	—	—	2,401
Distribution	—	—	—	—	—	(50)	(50)
Value of shares earned for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Net loss	—	—	—	—	(64,124)	(1,507)	(65,631)
Balance, March 31, 2023	26,226,386	159,761,126	185,987,512	$2,049,047	$(177,967)	$(5,013)	$1,866,067
Share-based compensation	—	—	—	475	—	—	475
Termination of purchase of variable interest entity	—	—	—	(1,643)	—	—	(1,643)
Deconsolidation and divestment of variable interest entities	—	—	—	—	—	3,986	3,986
Net loss	—	—	—	—	(403,849)	(3,023)	(406,872)
Balance, June 30, 2023	26,226,386	159,761,126	185,987,512	$2,047,879	$(581,816)	$(4,050)	$1,462,013
Share-based compensation	—	—	—	4,539	—	—	4,539
Net loss	—	—	—	—	(25,392)	(451)	(25,843)
Balance, September 30, 2023	26,226,386	159,761,126	185,987,512	$2,052,418	$(607,208)	$(4,501)	$1,440,709
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flow from operating activities
Net loss	$(498,346)	$(171,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,618	91,049
Depreciation included in cost of goods sold	45,397	39,119
Non-cash interest expense, net	4,233	3,615
Gain on extinguishment of debt	(8,161)	—
Impairment and disposal of long-lived assets, net	5,480	76,155
Impairment of goodwill	307,590	—
Amortization of operating lease right of use assets	7,794	8,443
Accretion of construction finance liabilities	1,050	1,044
Share-based compensation	7,415	14,559
Change in fair value of derivative liabilities - warrants	(252)	(2,627)
Non-cash change in contingencies	(1,334)	16,609
Allowance for credit losses	866	2,362
Deferred income tax expense	(18,696)	(34,855)
Loss from disposal of discontinued operations	69,840	49,069
Changes in operating assets and liabilities:
Inventories	66,527	(87,173)
Accounts receivable	(1,856)	(5,150)
Prepaid expenses and other current assets	9,286	5,773
Other assets	2,047	(4,397)
Accounts payable and accrued liabilities	4,519	1,839
Income tax payable	(49,869)	(24,615)
Other current liabilities	(13,058)	(4,035)
Operating lease liabilities	(6,933)	(7,205)
Deferred revenue	(6,005)	(782)
Other long-term liabilities	59,225	865
Net cash provided by (used in) operating activities	70,377	(31,913)
Cash flow from investing activities
Purchases of property and equipment	(30,998)	(130,422)
Purchases of property and equipment related to construction finance liabilities	—	(13,247)
Capitalized interest	114	(3,994)
Acquisitions and divestments, net of cash	977	(26,177)
Purchases of internal use software	(7,741)	(7,281)
Cash paid for licenses	(3,971)	(1,855)
Proceeds from sale of long-lived assets	4,918	502
Proceeds from sale of held for sale assets	5,828	2,173
Proceeds received from notes receivable	565	1,298
Net cash used in investing activities	(30,308)	(179,003)
Cash flow from financing activities
Proceeds from debt financings, net of discounts	—	76,715
Proceeds from construction finance liabilities	—	7,047
Proceeds from equity exercises	—	19,394
Payments on notes payable	(5,521)	(2,687)
Payments on private placement notes	(47,595)	(1,874)
Payments on finance lease obligations	(5,720)	(5,215)
Payments on construction finance liabilities	(1,285)	(891)
Payments for debt extinguishment and issuance costs	(428)	(189)
Payments for taxes related to net share settlement of equity awards	—	(305)
Distributions	(50)	(50)
Net cash (used in) provided by financing activities	(60,599)	91,945
Net decrease in cash and cash equivalents	(20,530)	(118,971)
Cash, cash equivalents, and restricted cash, beginning of period	213,792	229,644
Cash and cash equivalents of discontinued operations, beginning of period	5,702	4,015
Less: cash and cash equivalents of discontinued operations, end of period	(94)	(14,033)
Cash, cash equivalents, and restricted cash, end of period	$198,870	$100,655

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$52,036	$42,339
Income taxes, net of refunds	$113,187	$161,717
Other noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$12,019	$28,352
Purchases of property and equipment in accounts payable and accrued liabilities	$4,284	$7,266
Noncash partial extinguishment of construction finance liability	$18,486	$—
Reclassification of assets to held for sale	$18,396	$4,558
Acquisition fair value adjustments	$—	$1,595
*The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Beginning of period:
Cash and cash equivalents	$207,185	(1)	$226,631	(3)
Restricted cash	6,607		3,013
Cash, cash equivalents and restricted cash	$213,792		$229,644

End of period:
Cash and cash equivalents	$192,159	(2)	$100,655	(4)
Restricted cash	6,711		—
Cash, cash equivalents and restricted cash	$198,870		$100,655
(1)Excludes $5.7 million attributable to discontinued operations.
(2)Excludes $0.1 million attributable to discontinued operations.
(3)Excludes $4.0 million attributable to discontinued operations.
(4)Excludes $14.0 million attributable to discontinued operations.
The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1.  BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve" and, together with its subsidiaries and variable interest entities, the "Company," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary to fairly present the Company's financial position as of September 30, 2023, and the results of its operations and cash flows for the periods ended September 30, 2023 and 2022. The results of the Company's operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC") on March 8, 2023 (the "2022 Form 10-K").
Discontinued Operations
In June 2023, the Company determined to exit our operations in Massachusetts which represented a strategic shift in the business. The related assets and liabilities associated with the Company's discontinued operations are classified as discontinued operations on the condensed consolidated balance sheets and the results of our discontinued operations have been presented as discontinued operations within the condensed consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures reflect the results of continuing operations only. In September 2022, the Company's exit of Nevada was deemed discontinued operations. The results of discontinued operations are presented in Note 16. Discontinued Operations.
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
Fair Value of Financial Instruments
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

The fair values of financial instruments by class are as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets:
Money market funds (1)	$164,405	$—	$—	$164,405	$340	$—	$—	$340
Financial Liabilities:
Interest rate swap (2)	$—	$365	$—	$365	$—	$2,536	$—	$2,536
Warrant liabilities (3)	$—	$—	$—	$—	$—	$252	$—	$252
There have been no transfers between hierarchy levels during the periods ending September 30, 2023 or December 31, 2022.
(1)Money market funds are included within cash and cash equivalents and restricted cash in the Company’s condensed consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximate fair value. The Company recorded interest income of $1.6 million and $3.4 million during the three and nine months ended September 30, 2023 in relation to money market funds. Interest income for the three and nine months ended September 30, 2022 was nominal. Interest income is recorded to other income net, on the condensed consolidated statements of operations.
(2)The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets. In November 2022 the Company entered into an interest rate swap contract ("VNB Swap") for the purpose of hedging the variability of interest expense and interest payments on the Company's long-term variable debt. The VNB Swap is carried at fair value which is based on a valuation model that utilizes interest rate yield curves and credit spreads observable in active markets as the significant inputs to the model. The Company considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments.
(3)The total fair value and carrying value of the Company's liability warrants is recorded to warrant liabilities on the condensed consolidated balance sheets. All remaining liability warrants expired during the three months ended June 30, 2023.
Deferred Revenue
During the three months ended March 31, 2023, the Company terminated the loyalty program associated with dispensaries acquired with the October 2021 acquisition of Harvest Health & Recreation, Inc. ("Harvest"). As a result of the termination of the loyalty program at certain dispensaries, the Company recorded a reduction in the accrual of $4.7 million in revenue in the condensed consolidated statements of operations. As of September 30, 2023 and December 31, 2022, the loyalty liability totaled $3.0 million and $8.9 million, respectively, and is included in deferred revenue on the condensed consolidated balance sheets. Included within deferred revenue as of September 30, 2023 and December 31, 2022 are customer credit balances of $0.6 million and $0.5 million, respectively.
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

During the three months ended September 30, 2023, the Company did not identify any events or changes in circumstances providing indication of impairment.
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
During the three months ended June 30, 2023, the Company continued to experience a declined stock price resulting in the market capitalization being less than the carrying value of the reporting unit. The Company updated the March 31, 2023 valuation, as of June 30, 2023, with no impairment identified finding all inputs, including but not limited to future operating performance, gross margins, probability of achieving cash flows, and multiples of comparable public companies, either maintained consistency or trended positively for the three months ended June 30, 2023. Furthermore, the Company performed a sensitivity test on the income approach updating for the exit of the Massachusetts operations identifying the Massachusetts exit accretive to earnings as the Massachusetts assets were underperforming. However, the Company concluded the sustained stock price decline was a triggering event to perform an interim quantitative goodwill impairment test, as of June 30, 2023, specific to the stock price decline and resulting market capitalization of the Company. As the sole risk to the value of goodwill was the stock price, the Company concluded it most appropriate to transition to a market approach. The results of the Company’s interim test for impairment as of June 30, 2023, utilizing a market approach, indicated that the reporting unit's fair value fell below the carrying value. Based on the results of the goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit during the three months ended June 30, 2023.
The Company found the June 30, 2023 goodwill impairment to be a result of the cannabis equity market including the reduced number of custodians to service cannabis equity holdings, negative investor sentiment due to lack of progress on federal reform, and more challenging macroeconomic conditions driving lower cannabis stock prices as of June 30, 2023. The Company finds this is not a negative indicator of historic or current operating results and not a negative indicator of anticipated future performance as the Company has taken steps to shed underperforming assets while focusing on cash conservation which is reflective in the results of operations as of June 30, 2023. Additionally, the resulting non-cash charge has no impact on the Company’s compliance with debt covenants, its cash flows, or available liquidity.

As of September 30, 2023, the Company did not identify any events or changes in circumstances providing indication of impairment.
NOTE 3.  ACCOUNTS RECEIVABLE
Accounts receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Trade receivables	$9,979	$8,482
Less: allowance for credit losses	(3,093)	(1,975)
Accounts receivable, net	$6,886	$6,507
NOTE 4.  NOTES RECEIVABLE
Notes receivable consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Stated Interest Rate	Maturity Date
	(in thousands)
Promissory note acquired in October 2021 (1)	$7,665	$8,205	7.50%	11/9/2025
Promissory note dated November 15, 2021 (2)	4,949	4,602	9.75%	11/14/2024
Promissory note dated July 11, 2023 (1)	550	—	10.00%	7/14/2025
Notes receivable	13,164	12,807
Less: discount on notes receivable	(56)	(87)
Total notes receivable, net of discount	13,108	12,720
Less: current portion of notes receivable	(1,069)	(728)
Notes receivable, net	$12,039	$11,992
(1)Interest and principal payments are due to the Company monthly.
(2)No payments are due to the Company until maturity. Interest is accrued monthly and added to the principal balance at each quarter end. The note is convertible to equity of the holder at the Company's option at any time prior to maturity. The note was issued with a nominal discount, resulting in an effective interest rate of 10.77%.
During the three and nine months ended September 30, 2023, the Company recorded interest income related to notes receivable of $0.3 million and $0.9 million, respectively. During the three and nine months ended September 30, 2022, the Company recorded interest income of $0.3 million and $1.0 million, respectively. Interest income is recorded in other income, net in the condensed consolidated statements of operations.

Stated maturities of the notes receivable are as follows as of September 30, 2023:

Year	Expected principal payments
(in thousands)
Remainder of 2023	$263
2024	6,033
2025	6,868
2026	—
2027	—
Thereafter	—
Total	13,164
Less: discount on notes receivable	(56)
Total	$13,108
NOTE 5.  INVENTORIES
Inventories are stated at the lower of cost or market. Fixed costs associated with abnormal production volume are expensed as incurred. Inventories are comprised of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Raw material
Cannabis plants	$17,161	$21,523
Packaging and supplies	40,896	49,650
Total raw material	58,057	71,173
Work in process	117,399	158,448
Finished goods-unmedicated	5,969	7,323
Finished goods-medicated	48,472	39,561
Total inventories	$229,897	$276,505
NOTE 6.  PROPERTY AND EQUIPMENT
As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Land	$30,835	$38,485
Buildings and improvements	519,405	497,493
Furniture and equipment	289,796	277,164
Vehicles	838	839
Total	840,874	813,981
Less: accumulated depreciation	(181,120)	(125,866)
Total property and equipment	659,754	688,115
Construction in progress	27,824	55,145
Total property and equipment, net	$687,578	$743,260

The Company incurred the following expense related to property and equipment during the three and nine months ended September 30, 2023:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations	2023	2022	2023	2022
		(in thousands)
Capitalized interest	Interest expense	$909	$(1,366)	$114	$(4,006)
Depreciation expense	Cost of goods sold and Depreciation and amortization	18,684	18,820	57,015	51,596
Total		$19,593	$17,454	$57,129	$47,590

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations	2023	2022	2023	2022
		(in thousands)
Loss on impairment	Impairments and disposals of long-lived assets, net	$—	$296	$2,712	$626
Loss on disposal	Impairments and disposals of long-lived assets, net	802	46,064	4,469	54,031
Total		$802	$46,360	$7,181	$54,657
NOTE 7.  INTANGIBLE ASSETS
The Company's definite-lived intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)			(in thousands)
Licenses	$1,046,544	$141,635	$904,909	$1,044,161	$89,367	$954,794
Trademarks	27,430	16,418	11,012	27,430	12,530	14,900
Internal use software	24,226	6,260	17,966	16,528	3,065	13,463
Tradenames	4,861	4,321	540	4,862	3,506	1,356
Customer relationships	3,535	3,402	133	3,536	3,252	284
Total	$1,106,596	$172,036	$934,560	$1,096,517	$111,720	$984,797
Amortization expense was $20.2 million and $60.3 million for the three and nine months ended September 30, 2023, respectively, and $20.9 million and $62.0 million for the three and nine months ended September 30, 2022, respectively.
During the nine months ended September 30, 2023, the Company recorded a gain on sale of intangible assets of $3.0 million, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations.

The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2023:

Year	Estimated Amortization
(in thousands)
Remainder of 2023	$20,375
2024	80,601
2025	77,390
2026	74,669
2027	72,166
Thereafter	609,359
$934,560
As of September 30, 2023, the weighted average amortization period remaining for intangible assets was 12.7 years.
NOTE 8.  HELD FOR SALE
As of September 30, 2023, the Company had $22.1 million in assets held for sale, which are recorded in prepaids and other current assets on the condensed consolidated balance sheets, and primarily consist of property and equipment. As of December 31, 2022, the Company had $14.5 million in assets held for sale which primarily consisted of property and equipment.

(in thousands)
Held for sale assets as of December 31, 2022	$14,521
Assets moved to held for sale	18,683
Non-cash settlement	(2,481)
Impairments	(2,611)
Assets sold	(5,968)
Held for sale assets as of September 30, 2023	$22,144

Held for sale liabilities as of December 31, 2022	$—
Liabilities moved to held for sale	(1,997)
Liabilities settled associated with held for sale assets	1,997
Held for sale liabilities as of September 30, 2023	$—
During the three and nine months ended September 30, 2023, the Company recorded a loss on the impairment and disposal of held for sale assets of $1.0 million and $3.6 million, respectively, and $2.5 million and $5.1 million during the three and nine months ended September 30, 2022, respectively, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations.

NOTE 9.  NOTES PAYABLE
As of September 30, 2023 and December 31, 2022, notes payable consisted of the following:

	September 30, 2023	December 31, 2022	Stated Interest Rate		Effective Interest Rate	Maturity Date	Net Book Value of Collateral
	(in thousands)
Promissory notes dated December 21, 2022 (1)	$70,454	$71,500	7.53%	(4)	7.86%	1/1/2028	$154,306
Promissory note dated December 22, 2022 (2)	18,582	18,900	7.30%	(4)	7.38%	12/22/2032	$9,193
Promissory notes dated October 1, 2021 (3)	5,751	6,095	8.14%	(4)	8.29%	10/1/2027	$11,860
Promissory note dated December 22, 2022	5,500	5,500	10.00%	(4)	10.00%	12/22/2023	(5)
Promissory notes acquired in October 2021	1,743	5,338	(6)	(4)	(6)	(6)	(6)
Promissory note of consolidated variable-interest entity dated February 1, 2022	982	1,200	8.00%	(4)	8.00%	12/31/2025	—
Total notes payable	103,012	108,533
Less: debt discount	(1,586)	(1,833)
Less: current portion of notes payable	(9,117)	(12,453)
Notes payable, net (7)	$92,309	$94,247
(1)In connection with the closing of these four promissory notes, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 23 in the 2022 Form 10-K for further details. These promissory notes contain customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commence on September 30, 2023 and are measured semi-annually, except for certain covenants which were measured starting as of December 31, 2022. In May 2023, the Company amended the terms of the agreement in respect to the covenant requirements, excluding balloon payments from certain covenant calculations.
(2)Promissory note bears interest at 7.30% per annum until December 21, 2027. Thereafter, interest will accrue at a rate equal to the five-year treasury rate in effect as of December 12, 2027 plus 3.50%. The promissory note contains customary restrictive covenants pertaining to our operations, including, among other things, limitations on the amount of debt and subsidiary debt that may be incurred and the ability to pledge assets, as well as financial covenant requirements, among other things, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, covenant to liquidity and debt principal test, and a global debt service coverage ratio.
(3)On November 15, 2022, the Company closed on the refinancing of our promissory notes dated October 1, 2021 to extend the maturity date by five years and fix the interest rate at 8.14%. During the three months ended March 31, 2023, the Company reclassified the collateralized assets to held for sale as part of its continued efforts to optimize our assets and resources in the markets the Company serves. The Company expects to sell the assets, which primarily consist of property and equipment, within the near-term.
(4)Interest payments are due monthly.

(5)Promissory note is secured by the acquired membership interest in Formula 420 Cannabis LLC. See Note 4 in the 2022 Form 10-K for further details.
(6)Seven promissory notes were acquired during the year ending December 31, 2021. Interest rates range from 0.00% to 7.00%, with a weighted average interest rate of 6.28% as of September 30, 2023. Maturity dates range from October 2023 to April 2026. Of the seven acquired promissory notes, three remain outstanding as of September 30, 2023. The three notes are secured by various assets that approximate the value of the underlying notes of $1.7 million as of September 30, 2023.
(7)In addition to the notes payable listed in the above table, the Company entered into a letter of credit in October 2022 for up to $1.5 million, for which there have been no draws as of September 30, 2023. The letter of credit was payable on demand, had an interest rate of 6.25%, and expired undrawn in October 2023.
During the three and nine months ended September 30, 2023, the Company incurred interest expense related to these notes payable of $2.1 million and $6.3 million, respectively, and during the three and nine months ended September 30, 2022, the Company incurred interest expense of $0.2 million and $0.5 million, respectively, which is included within interest expense in the condensed consolidated statements of operations. This includes accretion expense of $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2023. Accretion expense for the three and nine months ended September 30, 2022 was nominal and $0.1 million, respectively.
The Company's notes payable described above are subordinated to the private placement notes. See Note 10. Private Placement Notes for further details.
As of September 30, 2023, stated maturities of notes payable are as follows:

(in thousands)
Remainder of Current year end	$7,158
2024	3,232
2025	3,825
2026	3,044
2027	69,352
Thereafter	16,401
Total	$103,012
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

During the three months ended September 30, 2023, the Company made an open market repurchase of its 2026 Notes - Tranche One, that resulted in the extinguishment of $57.0 million in principal at a discount of 16.5%. Total cash consideration paid to repurchase the $57.0 million principal amount outstanding, excluding accrued interest, totaled $48.0 million, and the Company recognized a gain of $8.2 million on the extinguishment of debt during the three and nine months ended September 30, 2023.
As of September 30, 2023 and December 31, 2022, private placement notes payable consisted of the following:

	September 30, 2023	December 31, 2022	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
2026 Notes - Tranche One	$293,000	$350,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
June Notes	70,000	70,000	9.75%	13.32%	6/11/2024
November Notes	60,000	60,000	9.75%	13.43%	6/11/2024
Total private placement notes	498,000	555,000
Less: Unamortized debt discount and issuance costs	(8,263)	(13,336)
Less: current portion of private placement notes, net	(126,908)	—
Private placement notes, net	$362,829	$541,664
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
During the three and nine months ended September 30, 2023, the Company incurred interest expense related to private placement notes of $13.2 million and $39.1 million, respectively, and during the three and nine months ended September 30, 2022, the Company incurred interest expense of $13.1 million and $38.9 million, respectively, which is included within interest expense in the condensed consolidated statements of operations related to the private placement notes. This includes accretion expense on the private placement notes of $1.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2023 and $1.3 million and $3.8 million, respectively, for the three and nine months ended September 30, 2022.
Stated maturities of the principal portion of private placement notes outstanding as of September 30, 2023, are as follows:

Year	(in thousands)
Remainder of 2023	$—
2024	130,000
2025	—
2026	368,000
2027	—
Thereafter	—
Total private placement notes	$498,000
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
The Company recorded a loss on disposal of right of use assets of $6.1 million and $16.6 million for the three and nine months ended September 30, 2022, which is the result of repositioning of assets in the southeast, which is recorded to impairment and disposal of long-lived assets, net within the condensed consolidated statements of operations. The loss on disposal of right of use assets for the three and nine months ended September 30, 2023 was nominal.
During the three and nine months ended September 30, 2023, the Company recorded a net gain on lease terminations of $5.9 million. During the three and nine months ended September 30, 2022, the Company recorded a net gain on lease terminations of $0.3 million.
The following table provides the components of lease cost recognized within the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Statement of Operations	2023	2022	2023	2022
		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$5,109	$5,391	$15,249	$16,310
Finance lease cost:
Amortization of lease assets	Cost of goods sold and Depreciation and amortization	2,527	2,942	7,886	7,928
Interest on lease liabilities	Interest expense	1,632	1,693	4,854	4,749
Finance lease cost		4,159	4,635	12,740	12,677
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	1,897	1,816	6,613	5,591
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	37	201	406	456
Total lease cost		$11,202	$12,043	$35,008	$35,034
Other information related to operating and finance leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,612	$5,401	$14,616	$15,511
Operating cash flows from finance leases	$1,621	$1,695	$4,888	$4,742
Financing cash flows from finance leases	$1,751	$1,925	$5,423	$4,999
ASC 842 lease additions and modifications:
Operating leases	$706	$2,707	$11,714	$14,677
Finance leases	$901	$—	$1,018	$18,413

	September 30, 2023	December 31, 2022
Weighted average discount rate:
Operating leases	10.08%	9.29%
Finance leases	9.23%	8.66%
Weighted average remaining lease term (in years):
Operating leases	9.1	8.3
Finance leases	7.6	7.8
Future minimum lease payments under the Company's non-cancellable leases as of September 30, 2023 are as follows:

	Operating Leases	Finance Leases
	(in thousands)
Remainder of 2023	$4,636	$3,416
2024	19,236	13,811
2025	19,185	13,588
2026	18,481	12,789
2027	17,831	11,895
Thereafter	73,277	44,743
Total undiscounted lease liabilities	152,646	100,242
Less: Interest	(50,338)	(29,063)
Total present value of minimum lease payments	102,308	71,179
Lease liabilities- current portion	(9,697)	(7,537)
Lease liabilities	$92,611	$63,642
Lease Guarantees
In accordance with ASC 460, Guarantees, the Company has determined that it meets the guarantor requirements under certain contractual agreements.
During the three months ended September 30, 2023, the Company terminated a retail lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. Nonperformance by the new tenant results in the Company becoming obligated to fulfill the lease conditions. The new lease has a term of approximately 6 years from September 30, 2023 with the Company serving as guarantor for an approximate term of 6 years. If the new tenant defaults on the lease obligations the Company becomes responsible for payment. The resulting maximum exposure includes $5.4 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements under the remaining 6 years the Company is guarantor.
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
NOTE 12.  CONSTRUCTION FINANCE LIABILITIES
When the Company enters into sale-leaseback transactions, it assesses whether a contract exists and whether there is a performance obligation to transfer control of the asset when determining whether the transfer of an asset shall be accounted for as a sale of the asset. If control is not transferred, based on the nature of the transaction, and therefore does not meet the requirements for a sale under the failed-sale-leaseback accounting model, the Company is deemed to own this real estate and reflects these properties on its consolidated balance sheets in property and equipment, net and depreciates them over the assets' useful lives. The liabilities associated with these leases are recorded to construction finance liabilities - current portion and construction finance liabilities on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2023, the Company recorded interest expense of $4.1 million and $12.3 million, respectively, and during the three and nine months ended September 30, 2022, the Company recorded interest expense of $4.1 million and $11.8 million, respectively, related to construction finance liabilities, which is included in interest expense within the condensed consolidated statements of operations.
Ben Bostic
In October 2019, the Company sold property in Florida in exchange for cash of $17.0 million. Concurrent with the closing of the purchase, the buyer entered into a lease agreement with the Company, for continued operation as a licensed medical cannabis cultivation facility. Control was never transferred to the buyer-lessor because the transaction was determined to be a finance lease and did not meet the requirements of a sale. The transaction was treated as a failed sale-leaseback financing arrangement. As of September 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $17.8 million and $17.7 million, respectively.
McKeesport
In October 2019, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation facility in Pennsylvania. The initial term of the lease is 15 years, with two five-year options to renew. As of September 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $42.3 million and $41.8 million, respectively.
Alachua
In October 2021, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation and processing facility in Florida. The lease originated in January 2021 and has an initial term of 20 years, with two five-year options to renew. In the third quarter of 2022, the Company ceased using this facility and as a result recorded a loss on disposal of the related property and equipment of $42.4 million. As of September 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $59.3 million and $59.2 million, respectively.
Hancock
In October 2021, the Company acquired a failed sales-leaseback transaction of a cannabis cultivation and processing facility in Maryland. The lease originated in August 2021 and has an initial term of ten years with two options to extend the term, the first providing a ten-year renewal option and the second providing a five-year renewal option. The landlord has agreed to provide a tenant improvement allowance of $12.9 million as an additional component of base rent. As of September 30, 2023, and December 31, 2022, $12.7 million and $12.3 million of the tenant improvement allowance has been provided, respectively. As of September 30, 2023, and December 31, 2022, the total construction finance liability associated with this transaction is $18.8 million and $19.7 million, respectively.
Future minimum lease payments for the construction finance liabilities as of September 30, 2023, are as follows:

Year	(in thousands)
Remainder of 2023	$4,186
2024	17,043
2025	17,521
2026	18,013
2027	18,519
Thereafter	302,424
Total future payments	377,706
Less: Interest	(239,490)
Total present value of minimum payments	138,216
Construction finance liabilities - current portion	(1,393)
Construction finance liabilities	$136,823

NOTE 13.  SHARE BASED COMPENSATION
Equity Incentive Plans

The Company’s 2021 Omnibus Incentive Plan, as Amended and Restated (the “2021 Plan”) was adopted at the annual meeting of shareholders. The 2021 Plan reserves 10,000,000 Subordinate Voting Shares for issuance thereunder and replaced the Schyan Exploration Inc. Stock Option Plan (the “Prior Plan”).
Options
On July 25, 2023, under the 2021 Plan, the Board awarded options to purchase shares to board members, officers, and key employees of the Company. The options granted to board members vest immediately and all other options granted to employees vest over a three-year period.
In determining the amount of share-based compensation related to options issued during the three months ending September 30, 2023, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions:

	For the Three Months Ended September 30, 2023
Stock price at grant date	$3.99
Exercise price at grant date	$3.99
Expected life in years	3.30	-	3.97
Expected volatility	60.07%	-	60.85%
Expected annual rate of dividends	0.00%
Risk free annual interest rate	4.34%	-	4.53%
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
The Company recorded share-based compensation for stock options as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations location	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$19	$90	$54	$138
General and administrative	1,766	1,756	2,235	6,179
Sales and marketing	13	77	46	350
Total share-based compensation expense	$1,798	$1,923	$2,335	$6,667

The number and weighted-average exercise prices and remaining contractual life of options as of September 30, 2023 were as follows:

	Number of options	Weighted average exercise price	Weighted average grant-date fair value	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding, January 1, 2023	3,177,815	$25.96		5.41	$—
Granted	1,754,817	—	$1.98
Exercised	—	—
Forfeited	(400,388)	29.33
Outstanding, September 30, 2023	4,532,244	$17.15		5.12	$—
Exercisable, September 30, 2023	2,332,221	$24.24		3.59	$—
As of September 30, 2023, there was approximately $3.7 million of unrecognized compensation cost related to unvested stock option arrangements which is expected to be recognized over a weighted average service period of 0.73 years.
Restricted Stock Units
On July 25, 2023, the Board awarded RSUs to board members, officers, and other key employees of the Company. The RSUs vest over a 30-day period for board members and all other RSUs granted vest over a two-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period.
The following is a summary of RSU activity for the nine months ended September 30, 2023

	Number of restricted stock units	Weighted average grant price
Unvested balance as of January 1, 2023	720,707	$22.36
Granted	2,955,177	3.99
Vested	(80,521)	3.99
Forfeited	(309,132)	11.21
Unvested balance as of September 30, 2023	3,286,231	$7.34
The Company recorded share-based compensation for RSUs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of operations location	2023	2022	2023	2022
	(in thousands)
Cost of goods sold	$231	$302	$491	$761
General and administrative	2,284	2,011	4,204	6,463
Sales and marketing	226	56	385	668
Total share-based compensation expense	$2,741	$2,369	$5,080	$7,892
As of September 30, 2023, there was approximately $12.7 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average service period of 0.88 years.

NOTE 14.  EARNINGS PER SHARE
The following is a reconciliation for the calculation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator	(in thousands, except share and per share amounts)
Continuing operations
Net loss from continuing operations	$(22,916)	$(72,626)	$(399,292)	$(118,397)
Less: Net loss attributable to non-controlling interest	(451)	(518)	(3,788)	(2,555)
Net loss from continuing operations available to common shareholders of Trulieve Cannabis Corp.	$(22,465)	$(72,108)	$(395,504)	$(115,842)
Discontinued operations
Net loss from discontinued operations	$(2,927)	$(42,446)	$(99,054)	$(53,178)
Less: Net loss attributable to non-controlling interest	—	—	(1,193)	—
Net loss from discontinued operations excluding non-controlling interest	$(2,927)	$(42,446)	$(97,861)	$(53,178)
Denominator
Weighted average number of common shares outstanding - Basic and diluted	188,924,694	188,597,094	188,959,454	187,549,359
Loss per Share - Continuing operations
Basic and diluted loss per share	$(0.12)	$(0.38)	$(2.09)	$(0.63)
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.02)	$(0.23)	$(0.52)	$(0.28)
Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	4,532,244	3,289,663	3,500,810	3,461,280
Restricted share units	3,286,231	901,689	1,532,393	1,005,259
Warrants	9,496	767,499	65,461	1,723,676
As of September 30, 2023, there are approximately 186.0 million issued and outstanding shares which excludes approximately 2.9 million fully vested RSUs which are not contractually issuable until 2024 and approximately 0.1 million fully vested RSUs which are not contractually issuable until the earlier of a triggering event, as defined, or December 1, 2030.

NOTE 15.  INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rate for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Income (loss) before provision for income taxes	$13,724	$(44,256)	$(293,359)	$(1,627)
Provision for income taxes	$36,640	$28,370	$105,933	$116,770
Effective tax rate	267%	(64%)	(36%)	(7177%)
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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

September 30, 2023
(in thousands)
Balance as of January 1, 2023	$41,781
Additions based on tax positions related to the prior year	321,748
Additions based on tax positions related to the current year	107,013
Ending Balance as of September 30, 2023	$470,542

The Company’s net uncertain tax liabilities, inclusive of interest and penalties and tax payments on deposit, were approximately $81.4 million and $19.5 million as of September 30, 2023 and December 31, 2022, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The increase of $62.0 million in uncertain tax positions is primarily due to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E. As a result, effective September 30, 2023, the Company changed estimates in the income tax provision, resulting in a new uncertain tax position (net) of $49.4 million. The remainder of the change is due to a tax position taken relating to our inventory costs for tax purposes in our Florida and West Virginia dispensaries and interest and penalties on positions taken, resulting in a change of $12.5 million.

During the nine months ended September 30, 2023, the Company recorded interest of $2.2 million and no penalties on uncertain tax liabilities in the consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2022, the Company recorded interest of $0.3 million and no penalties on uncertain tax liabilities in the consolidated statements of operations and comprehensive income.

As of September 30, 2023, the Company has tax payments on deposit of $116.6 million that would reduce the uncertain tax liability when ultimately paid to the tax jurisdictions.

NOTE 16.  DISCONTINUED OPERATIONS
The assets and liabilities associated with discontinued operations consisted of the following as September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(in thousands)
Assets associated with discontinued operations
Cash	$94	$5,702
Accounts receivable, net	2,686	2,936
Inventories	—	21,310
Income tax receivable	2,554	2,299
Prepaids expenses and other current assets	880	1,486
Deferred tax asset	—	766
Property and equipment, net	—	53,687
Right of use assets - operating, net	—	2,453
Right of use assets - finance, net	—	5,736
Intangible assets, net	—	27,849
Other assets	2,010	2,638
Total assets associated with discontinued operations	$8,224	$126,862
Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	$870	$1,617
Deferred revenue	—	109
Operating lease liabilities - current portion	158	146
Finance lease liabilities - current portion	343	456
Construction finance liability - current portion	1,897	—
Operating lease liabilities	15,366	17,108
Finance lease liabilities	2,527	5,890
Construction finance liability	24,717	45,217
Other long-term liabilities	6	155
Total liabilities associated with discontinued operations	$45,884	$70,698

The following table summarizes the Company's loss from discontinued operations for the three and nine months ended September 30, 2023 and 2022. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$2,332	$6,031	$10,679	$20,262
Cost of goods sold	2,812	8,006	29,843	25,238
Gross margin	(480)	(1,975)	(19,164)	(4,976)
Expenses:
Operating expenses	916	3,051	5,298	9,100
Impairment and disposal of long-lived assets, net	565	49,069	69,840	49,069
Total Expenses	1,481	52,120	75,138	58,169
Loss from operations	(1,961)	(54,095)	(94,302)	(63,145)
Other (expense) income:
Interest expense, net	(971)	(1,533)	(4,149)	(4,590)
Other income, net	—	30	22	90
Total other expense, net	(971)	(1,503)	(4,127)	(4,500)
Loss before provision for income taxes	(2,932)	(55,598)	(98,429)	(67,645)
Income tax (provision) benefit	5	13,152	(625)	14,467
Net loss from discontinued operations, net of tax (provision) benefit	(2,927)	(42,446)	(99,054)	(53,178)
Less: Net loss attributable to non-controlling interest from discontinued operations	—	—	(1,193)	—
Net loss from discontinued operations excluding non-controlling interest	$(2,927)	$(42,446)	$(97,861)	$(53,178)
The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, and capital expenditures of discontinued operations for the three and nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022

Depreciation and amortization	$3,798	$8,707
Purchases of property plant and equipment	$67	$799
Loss on impairment of long-lived assets	$69,840	$49,069
Other noncash investing and financing activities
Noncash partial extinguishment of construction finance liability	$18,486	$—
As a result of our exit from the Massachusetts market during the second quarter of 2023, the Company performed a lease term reassessment for the Holyoke failed sale-leaseback financing arrangement due to lease renewals previously included in the lease term being excluded as of the Massachusetts exit. The Company concluded the failed sale-leaseback accounting conclusion is maintained. The Company recognized a gain on partial extinguishment of $18.5 million as a result of the lease term reassessment, which partially offset the loss on disposal of the related property and improvements of $45.8 million which is recorded to net loss from discontinued operations, net of tax (provision) benefit.

Future minimum lease payments for the construction finance liability as of September 30, 2023, are as follows:

Year	(in thousands)
Remainder of 2023	$1,347
2024	5,455
2025	5,619
2026	5,788
2027	5,961
Thereafter	18,427
Total future payments	42,597
Less: Interest	(15,983)
Total present value of minimum payments	26,614
Construction finance liability - current portion	(1,897)
Construction finance liability	$24,717
NOTE 17.  VARIABLE INTEREST ENTITIES
The Company has entered into certain agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states in which it determined to be variable interest entities. The Company's VIEs are not material to the consolidated financial position or operations as of September 30, 2023 and December 31, 2022 or for the three and nine months ended September 30, 2023 and 2022.
The Company determined certain of these entities to be variable interest entities in which it is the primary beneficiary. The Company holds ownership interests in these entities ranging from 46% to 95% either directly or through a proxy as of September 30, 2023.
During the three months ended March 31, 2023, the Company paid $0.4 million in cash and $1.7 million in subordinate voting shares earned but not yet issued, based on the completion of certain milestones required as part of the acquisition of one of the Company's consolidated variable interest entities. The Company previously paid $0.8 million in cash for certain milestones. As part of the Company's decision to exit the Massachusetts market during the three months ended June 30, 2023, it ceased its relationship with this variable interest entity. This terminated the payment of the $1.7 million subordinate voting shares earned but not yet issued. Based on the changes in circumstances, the Company reevaluated the variable interest entity, concluding it was no longer the primary beneficiary and as such, deconsolidated the entity during the three months ended June 30, 2023. The Company recorded a loss of $10.0 million related to the termination of the acquisition and deconsolidation of the variable interest entity which is included in the loss from discontinued operations in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
During the three months ended June 30, 2023, the Company sold and divested of certain variable interest entities. The Company received cash proceeds of $1.8 million related to the sale and recorded a loss on divestment of $0.8 million which is included in impairments and disposals of long-lived assets, net in the condensed consolidated statements of operations. The activity for the three months ended September 30, 2023 was nominal.
The Company no longer consolidates these VIEs since it is no longer considered the primary beneficiary.

The following table presents the summarized assets and liabilities of the Company’s VIEs in which the Company does not hold a majority interest as of September 30, 2023 and December 31, 2022. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that eliminate in consolidation as included on our condensed consolidated balance sheets.

	September 30, 2023	December 31, 2022
	(in thousands)
Current assets:
Cash	$7,335	$7,349
Accounts receivable, net	1,386	597
Inventories	8,730	7,590
Prepaid expenses and other current assets	641	46
Total current assets	18,092	15,582
Property and equipment, net	28,248	25,994
Right of use asset - operating, net	2,781	—
Right of use asset - finance, net	278	224
Intangible assets, net	17,496	17,947
Other assets	147	344
Total assets	$67,042	$60,091
Current liabilities:
Accounts payable and accrued liabilities	$2,308	$3,713
Income tax payable	2,538	1,615
Deferred revenue	2	6
Operating lease liability - current portion	44	—
Finance lease liability - current portion	59	41
Total current liabilities	4,951	5,375
Notes payable	982	1,200
Operating lease liability	2,961	—
Finance lease liability	227	185
Deferred tax liabilities	3,663	4,101
Other long-term liabilities	670	625
Total liabilities	$13,454	$11,486
NOTE 18.  RELATED PARTIES
The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and a member of the Company's board of directors.

As of September 30, 2023, and December 31, 2022, under ASC 842, the Company had the following related party operating leases on the condensed consolidated balance sheets:

	As of September 30, 2023	As of December 31, 2022
	(in thousands)
Right-of-use assets, net	$736	$820
Lease liabilities:
Lease liabilities - current portion	$123	$113
Lease liabilities	658	751
Total related parties lease liabilities	$781	$864
Lease expense recognized on related party operating leases was less than $0.1 million and $0.1 million for the three and nine months ended September 30, 2023, respectively. Lease expense was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2022, respectively.
During the three months ended September 30, 2023, the Company entered into an agreement to rent a piece of equipment from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense recognized was nominal for the three and nine months ended September 30, 2023, respectively.
NOTE 19.  REVENUE DISAGGREGATION
Net revenues are comprised of the following for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Retail	$263,166	$282,765	$809,899	$870,410
Wholesale, licensing, and other	12,044	12,588	32,320	49,343
Revenue	$275,210	$295,353	$842,219	$919,753
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
Claims and Litigation
In the ordinary course of business, the Company may be a party to litigation, investigations, inquiries, employment-related matters, disputes and other potential claims. As of September 30, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. The Company does not believe it is probable that the outcome of any existing litigation, investigations, disputes or other potential claims will materially affect the Company or these financial statements in excess of amounts accrued.
In connection with the acquisition of a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins Cultivation Operation" or "Watkins"), in the prior period, the Company received a demand letter on October 12, 2022, related to the four potential earnouts. The earnouts were based on the completion of certain milestones related to construction and operations and contingent on the continued employment of key employee shareholders. The Company entered into a settlement agreement in Q2 2023 closing this matter. During the nine months ended September 30, 2023, escrow of $22.5 million which was included in prepaid and other current assets was released following settlement.
Contingencies
The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be estimated. As of September 30, 2023 and December 31, 2022, $3.6 million and $31.7 million was included in contingent liabilities on the condensed consolidated balance sheets related to litigation matters, respectively. During the nine months ended September 30, 2023 the Company settled various claims resulting in a decrease to the accrual. As of September 30, 2023 and December 31, 2022, $0.2 million and $3.0 million, respectively, was included in contingent liabilities on the condensed consolidated balance sheets for estimates related to various sales tax matters.
Regulatory Compliance
The Company’s compliance with state and other rules and regulations may be reviewed by state and federal agencies. If the Company fails to comply with these regulations, the Company could be subject to loss of licenses, substantial fines or penalties, and other sanctions.
NOTE 21.  SUBSEQUENT EVENTS
On November 8, 2023, the Company issued a notice of redemption of the $130.0 million senior secured notes due in June 2024 (the June and November Notes), with a scheduled redemption date of December 1, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," "the Company," "we," or "our") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K"). There have been no material changes as of September 30, 2023 to the application of our critical accounting policies as described in Item 7 of the Form 10-K.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q in “Part I, Item 1A. Risk Factors” in our 2022 Form 10-K and in “Part II, Item 1A – Risk Factors” in our Q1 2023 Form 10-Q (the “Q1 Form 10-Q”) and in our Q2 2023 Form 10-Q (the "Q2 Form 10-Q"). Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2022 Form 10-K, Q1 Form 10-Q, and Q2 Form 10-Q. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, and the risks discussed in "Item 1A, Risk Factors" of the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
Overview
Trulieve Cannabis Corp. is a reporting issuer in the United States and Canada. The Company’s Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “TRUL” and are also traded in the United States on the OTCQX Best Market (“OTCQX”) under the symbol “TCNNF”.
Trulieve is a vertically integrated cannabis company and multi-state operator which currently operates in a number of states. Headquartered in Quincy, Florida, we are the market leader for quality medical cannabis products and services in Florida and we have market leading retail operations in Arizona, Georgia, Pennsylvania, and West Virginia. By providing innovative, high-quality products across our brand portfolio, we aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. We operate in highly regulated markets that require expertise in cultivation, manufacturing, retail, and logistics. We have developed proficiencies in each of these functions and are committed to expanding access to high quality cannabis products and delivering exceptional customer experiences. Trulieve leverages its developed processes to cultivate, process, and/or dispense a wide-range of permitted cannabis products across its operating markets with high standards for safety, effectiveness, quality, and customer care at the forefront.
As of September 30, 2023 we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	127	6
Arizona	21	4
Pennsylvania	20	3
West Virginia	10	1
Maryland	3	1
Georgia	5	1
Connecticut	1	—
Ohio	1	—
Colorado	—	1
Total	188	17

As of September 30, 2023, we employed over 5,300 people, and we are committed to providing patients and adult use consumers, which we refer to herein as “customers,” a consistent and welcoming retail experience across Trulieve branded stores and affiliated retail locations.
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
Trulieve has identified five regional geographic hubs in the United States ("U.S.") and has established cannabis operations in three of the five hubs: Southeast, Northeast, and Southwest. In each of our three regional hubs we have market leading positions in cornerstone states and additional operations and assets in other state markets. Our hubs are managed by national and regional management teams supported by our corporate headquarters in Florida.
Our Southeast hub operations are anchored by our cornerstone market of Florida where Trulieve holds a market-leading retail position with 127 dispensaries as of September 30, 2023. Trulieve cultivates and produces all of its products in-house and distributes those products to customers in Trulieve branded stores (dispensaries) throughout Florida, as well as via home delivery. In Georgia, Trulieve GA holds one of two Class 1 Production Licenses in the state and is permitted to cultivate cannabis for the manufacture and sale of low tetrahydrocannabinol, or THC oil. On April 28, 2023, the Company opened the first locations in Georgia, opening a store in Macon and Marietta and opened a third store in Newnan in June 2023. In the third quarter for 2023, the Company opened additional stores in Pooler and Evans, Georgia, arriving at a total of five stores in Georgia as of September 30, 2023. In October 2023, Trulieve commenced distribution of low-THC medical cannabis products through independent pharmacies in Georgia. This program represents a unique distribution channel and is the first of its kind in the U.S.
Our Southwest hub operations are anchored by Arizona, where Trulieve holds a market-leading retail position with 21 dispensaries, offering medical and adult use customers a wide range of branded and third-party products, including brand partner products, in addition to sales in the wholesale channel.
Our Northeast hub operations are anchored by our cornerstone market of Pennsylvania. We conduct cultivation, processing, and retail operations through direct and indirect subsidiaries with permits for retail operations and grower/processor operations in Pennsylvania. In February 2023, Trulieve launched adult use sales at its Bristol, Connecticut location, driving an increase in traffic and customers served. On July 1, 2023, adult use sales launched in Maryland, expanding our addressable market and increasing demand in our wholesale and retail operations. On July 12, 2023, the Company opened its first medical dispensary in Columbus, Ohio.
In June 2023 the Company approved a plan to exit the Massachusetts market to redirect resources to more attractive and profitable markets. The exit of Massachusetts represented a strategic shift and the operations of Massachusetts are reported as discontinued operations.
During the nine months ended September 30, 2023, the Company divested three additional dispensaries in California.
Recent Developments
In October 2023, the Company filed amended federal income tax returns with refund claims for several of the Company's business entities for the years 2019, 2020, and 2021, claiming a refund of $143 million from taxes paid which the Company believes it does not owe. This determination is supported by tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

In November 2023, the Company issued a notice of redemption of the $130 million senior secured notes due in 2024, with a scheduled redemption date of December 1, 2023.
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
Financial Review
Results of Continuing Operations
This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and nine months ended September 30, 2023 and 2022, except as noted. Refer to Note 16. Discontinued Operations to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional financial information related to our discontinued operations.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,
	2023		2022
	(in thousands)
Statement of operations data:	Amount	Percentage of Revenues, Net	Amount	Percentage of Revenues, Net	Amount Change
Revenue	$275,210	100.0%	$295,353	100.0%	$(20,143)
Cost of goods sold	132,264	48.1%	126,641	42.9%	5,623
Gross profit	142,946	51.9%	168,712	57.1%	(25,766)
Expenses:
Sales and marketing	59,398	21.6%	74,327	25.2%	(14,929)
General and administrative	34,455	12.5%	37,613	12.7%	(3,158)
Depreciation and amortization	26,958	9.8%	29,471	10.0%	(2,513)
Impairments and disposals of long-lived assets, net	(1,209)	(0.4%)	54,639	18.5%	(55,848)
Total expenses	119,602	43.5%	196,050	66.4%	(76,448)
Income (loss) from operations	23,344	8.5%	(27,338)	(9.3%)	50,682
Other (expense) income:
Interest expense, net	(20,834)	(7.6%)	(17,731)	(6.0%)	(3,103)
Change in fair value of derivative liabilities - warrants	—	0.0%	365	0.1%	(365)
Other income, net	11,214	4.1%	448	0.2%	10,766
Total other expense, net	(9,620)	(3.5%)	(16,918)	(5.7%)	7,298
Income (loss) before provision for income taxes	13,724	5.0%	(44,256)	(15.0%)	57,980
Provision for income taxes	36,640	13.3%	28,370	9.6%	8,270
Net loss from continuing operations	(22,916)	(8.3%)	(72,626)	(24.6%)	49,710
Net loss from discontinued operations, net of tax benefit of $5, and $13,152, respectively	(2,927)	(1.1%)	(42,446)	(14.4%)	39,519
Net loss	(25,843)	(9.4%)	(115,072)	(39.0%)	89,229
Less: Net loss attributable to non-controlling interest from continuing operations	(451)	(0.2%)	(518)	(0.2%)	67
Net loss attributable to common shareholders	$(25,392)	(9.2%)	$(114,554)	(38.8%)	$89,162
Revenue, Net
Revenue, net for the three months ended September 30, 2023 was $275.2 million, a decrease of $20.1 million or 6.8% from $295.4 million for the three months ended September 30, 2022. The decrease in revenue is due to a $19.6 million decrease in retail revenues and a $0.5 million decrease in wholesale revenues. The Company experienced increased competition and promotional activity in certain markets. The Company operated 188 dispensaries and 173 dispensaries as of September 30, 2023 and September 30, 2022, respectively. During 2023 the Company also shed underperforming retail assets while forgoing lower margin wholesale revenue.

Cost of Goods Sold
Cost of goods sold for the three months ended September 30, 2023 was $132.3 million, an increase of $5.6 million or 4.4% from $126.6 million for the three months ended September 30, 2022. Cost of goods as a percentage of revenue, net was 48.1% in the current quarter compared to 42.9% in the prior year period. The increase was primarily due to inventory reduction efforts to right-size inventory levels, increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets. The Company also incurred additional costs related to excess capacity in certain temporarily idled facilities.
The Company has continued to see increased cost of goods sold in relation to our revenues due to our expansion and streamlining efforts from which we expect to derive cost savings and long-term benefits in the future.
Gross Profit
Gross profit for the three months ended September 30, 2023 was $142.9 million, a decrease of $25.8 million or 15.3% from $168.7 million for the three months ended September 30, 2022. Gross profit as a percentage of revenue, net was 51.9% in the current quarter compared to 57.1% in the prior year period driven by increased promotional activity in certain retail markets, price compression in certain markets, a product mix shift to value brands, initiatives to reduce inventory levels and costs related to excess capacity in certain temporarily idled facilities.
Sales and Marketing Expense
Sales and marketing expense for the three months ended September 30, 2023 was $59.4 million, a decrease of $14.9 million or 20.1% from $74.3 million for the three months ended September 30, 2022. Sales and marketing expense as a percentage of revenues, net was 21.6% in the current quarter compared to 25.2% in the prior year period. The decrease in expense was largely attributable to lower headcount in the Company’s dispensaries as we refined staffing levels to align more closely with consumer traffic and consumption levels. The decrease in sales and marketing expenses was also due to the accrual of $5.3 million in the prior year period related to the Watkins earnout.
General and Administrative Expense
General and administrative expense for the three months ended September 30, 2023 was $34.5 million, a decrease of $3.2 million or 8.4% from $37.6 million for the three months ended September 30, 2022. The decrease in general and administrative expense during the current quarter is primarily due to a decrease in legislative campaign contributions of $9.5 million, partially offset by an increase in management consulting expenses of $2.2 million and an increase in legal contingencies of $2.0 million.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended September 30, 2023 was $27.0 million, a decrease of $2.5 million or 8.5% from $29.5 million for the three months ended September 30, 2022. Depreciation and amortization expense was relatively consistent quarter to quarter.
Impairments and Disposals of Long-lived Assets, Net
Impairment and disposal of long-lived assets, net for the three months ended September 30, 2023 was a gain of $1.2 million, a decrease of $55.8 million from a loss of $54.6 million for the three months ended September 30, 2022. The gain in the current quarter is primarily due to terminating a lease of a facility exited in the California market. The expense in the prior quarter was primarily related to exited facilities and the repositioning of assets, primarily in our southeast hub.
Interest Expense, Net
Interest expense, net for the three months ended September 30, 2023 was $20.8 million, an increase of $3.1 million or 17.5% from $17.7 million for three months ended September 30, 2022. The increase is primarily the result of a full quarter of interest expense associated with the promissory notes which closed in December 2022.

Change in Fair Value of Derivative Liabilities - Warrants
Change in fair value of derivative liabilities - warrants for the three months ended September 30, 2023 was zero, a decrease of $0.4 million or 100.0% from $0.4 million for three months ended September 30, 2022. The decrease is the result of a change in the valuation of the warrants. The warrants expired in April 2023.
Other Income, Net
Other income, net for the three months ended September 30, 2023 was $11.2 million, an increase of $10.8 million from $0.4 million for three months ended September 30, 2022. The increase is primarily the result of the repurchase of the senior secured notes, due October 6, 2026, at a 16.5% discount to par resulting in a $8.2 million gain on extinguishment.
Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2023 was $36.6 million, an increase of $8.3 million or 29.2% from $28.4 million for the three months ended September 30, 2022. Although our gross profit was higher by approximately $25.8 million in the three months ended September 30, 2022, in that same period, tax expense was reduced by the impact of a discrete item which created a benefit of approximately $9 million. This benefit more than offsets the gross profit difference, resulting in higher reported tax expense in the quarter despite lower gross profit. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax.
Net Loss from Continuing Operations

Net loss from continuing operations for the three months ended September 30, 2023 was $22.9 million, a decrease of $49.7 million from $72.6 million for the three months ended September 30, 2022. The improvement was driven primarily by the costs to exit facilities in the southeast hub incurred in the prior period, decreased dispensary staffing costs, the gain on the repurchase of the senior secured notes, and the efforts to streamline operations and reduce expenses across the organization. These impacts were partially offset by lower gross margin driven by increased promotional activity, price compression, and product mix shift to value brands.
Net Loss from Discontinued Operations, Net of Tax Benefit
Net loss from discontinued operations, net of tax benefit for the three months ended September 30, 2023 was $2.9 million, a decrease $39.5 million from $42.4 million for the three months ended September 30, 2022. The improvement in net loss from discontinued operations is attributable to losses from the exit of the Company’s operations in Nevada in the third quarter of 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
	2023		2022
	(in thousands)
Statement of operations data:	Amount	Percentage of Revenues, Net	Amount	Percentage of Revenues, Net	Amount Change
Revenue	$842,219	100.0%	$919,753	100.0%	$(77,534)
Cost of goods sold	407,444	48.4%	387,736	42.2%	19,708
Gross profit	434,775	51.6%	532,017	57.8%	(97,242)
Expenses:
Sales and marketing	181,206	21.5%	219,680	23.9%	(38,474)
General and administrative	108,669	12.9%	104,602	11.4%	4,067
Depreciation and amortization	82,624	9.8%	86,621	9.4%	(3,997)
Impairments and disposals of long-lived assets, net	5,480	0.7%	76,155	8.3%	(70,675)
Impairment of goodwill	307,590	36.5%	—	0.0%	307,590
Total expenses	685,569	81.4%	487,058	53.0%	198,511
(Loss) income from operations	(250,794)	(29.8%)	44,959	4.9%	(295,753)
Other (expense) income:
Interest expense, net	(60,925)	(7.2%)	(52,229)	(5.7%)	(8,696)
Change in fair value of derivative liabilities - warrants	252	0.0%	2,627	0.3%	(2,375)
Other income, net	18,108	2.2%	3,016	0.3%	15,092
Total other expense, net	(42,565)	(5.1%)	(46,586)	(5.1%)	4,021
Income (loss) before provision for income taxes	(293,359)	(34.8%)	(1,627)	(0.2%)	(291,732)
Provision for income taxes	105,933	12.6%	116,770	12.7%	(10,837)
Net loss from continuing operations	(399,292)	(47.4%)	(118,397)	(12.9%)	(280,895)
Net loss from discontinued operations, net of tax (provision) benefit of $(625) and $14,467, respectively	(99,054)	(11.8%)	(53,178)	(5.8%)	(45,876)
Net loss	(498,346)	(59.2%)	(171,575)	(18.7%)	(326,771)
Less: Net loss attributable to non-controlling interest from continuing operations	(3,788)	(0.4%)	(2,555)	(0.3%)	(1,233)
Less: Net loss attributable to non-controlling interest from discontinued operations	(1,193)	(0.1%)	—	0.0%	(1,193)
Net loss attributable to common shareholders	$(493,365)	(58.6%)	$(169,020)	(18.4%)	$(324,345)
Revenue, Net
Revenue, net for the nine months ended September 30, 2023 was $842.2 million, a decrease of $77.5 million or 8.4% from $919.8 million for the nine months ended September 30, 2022. The decrease in revenue is due to a $60.5 million decrease in retail revenues and a $17.0 million decrease in wholesale revenues. The Company experienced increased competition and promotional activity in certain markets. The Company operated 188 dispensaries and 173 dispensaries as of September 30, 2023 and September 30, 2022, respectively. The Company also shed underperforming retail assets while forgoing lower margin wholesale revenue.

Cost of Goods Sold
Cost of goods sold for the nine months ended September 30, 2023 was $407.4 million, an increase of $19.7 million or 5.1% from $387.7 million for the nine months ended September 30, 2022. Cost of goods as a percentage of revenues, net was 48.4% in the current year period compared to 42.2% in the prior year period. The increase was primarily due to inventory reduction efforts to right-size inventory levels, increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets. The Company also incurred additional costs related to excess capacity in certain temporarily idled facilities.
Gross Profit
Gross profit for the nine months ended September 30, 2023 was $434.8 million, a decrease of $97.2 million or 18.3% from $532.0 million for the nine months ended September 30, 2022. Gross profit as a percentage of revenue, net was 51.6% in the current year period compared to 57.8% in the prior year period driven by increased promotional activity in certain retail markets, price compression in certain markets, a product mix shift to value brands, initiatives to reduce inventory levels and costs related to excess capacity in certain temporarily idled facilities.
Sales and Marketing Expense
Sales and marketing expense for the nine months ended September 30, 2023 was $181.2 million, a decrease of $38.5 million or 17.5% from $219.7 million for the nine months ended September 30, 2022. Sales and marketing expense as a percentage of revenues, net was 21.5% in the current year period compared to 23.9% in the prior year period. The decrease in expense was largely attributable to lower headcount in the Company’s dispensaries as we refined staffing levels to more closely align with consumer traffic and consumption levels. The decrease in sales and marketing expenses was also due to the accrual of $12.6 million in the prior year period related to the Watkins earnout.
General and Administrative Expense
General and administrative expense for the nine months ended September 30, 2023 was $108.7 million, an increase of $4.1 million or 3.9% from $104.6 million for the nine months ended September 30, 2022. The increase in general and administrative expense is primarily due to a $19.6 million of legislative campaign contributions to support the Florida adult-use ballot initiative during the current year period, partially offset by lower stock-based compensation expense and transaction and integration costs as compared to the prior period as well as efforts in the current year period to streamline operations and reduce expenses across the organization.
Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2023 was $82.6 million, a decrease of $4.0 million or 4.6% from $86.6 million for the nine months ended September 30, 2022. Depreciation and amortization expense was relatively consistent year to year.
Impairments and Disposals of Long-lived Assets, Net
Impairment and disposal of long-lived assets, net for the nine months ended September 30, 2023 was $5.5 million, a decrease of $70.7 million or 92.8% from $76.2 million for the nine months ended September 30, 2022. The impairment expense incurred in the current year was primarily related to asset disposals in California and Connecticut which partially offset with a gain on lease termination in the California market while the prior year was due to exited facilities and the repositioning of assets, mainly in our southeast hub.
Impairment of Goodwill
Impairment of goodwill for the nine months ended September 30, 2023 was $307.6 million, an increase of $307.6 million from zero for the nine months ended September 30, 2022. Based on the results of the Company's goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit during the three months ended June 30, 2023.

Interest Expense, Net
Interest expense, net for the nine months ended September 30, 2023 was $60.9 million, an increase of $8.7 million or 16.6% from $52.2 million for nine months ended September 30, 2022. The increase is primarily the result of a full year of interest expense associated with the promissory notes which closed in December 2022.
Change in Fair Value of Derivative Liabilities - Warrants
Change in fair value of derivative liabilities - warrants for the nine months ended September 30, 2023 was $0.3 million, a decrease of $2.4 million or 90.4% from $2.6 million for nine months ended September 30, 2022. The decrease is the result of a change in the valuation of the warrants in the prior year. The warrants expired in April 2023.
Other Income, Net
Other income, net for the nine months ended September 30, 2023 was $18.1 million, an increase of $15.1 million or 500.4% from $3.0 million for nine months ended September 30, 2022. The increase is primarily the result of the repurchase of the senior secured notes, due October 6, 2026, at a 16.5% discount to par resulting in a $8.2 million gain on extinguishment and interest income on money market funds.
Provision for Income Taxes
The provision for income taxes for the nine months ended September 30, 2023 was $105.9 million, a decrease of $10.8 million or 9.3% from $116.8 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the decrease in income tax expense is primarily due to the decrease in gross profit partially offset by a decrease in state statutory rates in 2022. The Company's quarterly tax provision is subject to change resulting from several factors, including regulations and administrative practices, principles, and interpretations related to tax.
Net Loss from Continuing Operations

Net loss from continuing operations for the nine months ended September 30, 2023 was $399.3 million, an increase of $280.9 million from $118.4 million for the nine months ended September 30, 2022. The increase in net loss in the current year period was driven primarily by the goodwill impairment charge of $307.6 million, lower gross margin, and an increase of $19.6 million in legislative campaign contributions to support the Florida adult-use ballot initiative. These impacts were partially offset by lower operating expenses driven by the Company’s continued focus on cost savings initiatives, $76.2 million of costs incurred to exit facilities in the southeast hub in the prior period, and expenses of $12.6 million incurred in the prior year period related to the accrual of the Watkins earnout.
Net Loss from Discontinued Operations, Net of Tax Benefit
Net loss from discontinued operations, net of tax benefit for the nine months ended September 30, 2023 was $99.1 million, an increase of $45.9 million from $53.2 million for the nine months ended September 30, 2022. The increase in the current year is attributable to losses from the exit of the Company’s operations in Massachusetts in 2023, including the disposal of long-lived assets of $59.9 million and a loss on divestment of a variable interest entity of $10.0 million. Discontinued operations also include the results of the Nevada operations that were discontinued in 2022.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. The Company expects to retain additional cash from operations, starting in the third quarter of 2023, due in part to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.
Our primary uses of cash are for working capital requirements, capital expenditures, and debt service payments. Additionally, from time to time, we may use capital for other investing and financing activities. Working capital is used principally for our personnel as well as costs related to the growth, manufacture and production of our products. Our capital expenditures consist primarily of additional facilities and dispensaries, and improvements to existing facilities. Our debt service payments consist primarily of interest payments.
Cash and cash equivalents were $192.2 million as of September 30, 2023. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:
•Cash from ongoing operations,
•Market offerings - the Company has the ability to offer equity in the market for significant potential proceeds, as evidenced by previous recent private placements,
•Debt - the Company has the ability to obtain additional debt from additional creditors.
In September 2023, the Company closed on the open market repurchase of 57,000 of its USD $1,000 senior secured notes, due October 6, 2026, for a purchase price of $47.6 million, excluding fees and accrued interest. Over the remaining course of these senior secured notes, the Company estimates interest savings of approximately $14 million.
Cash Flows
The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the nine months ended September 30, 2023 and 2022. The table below highlights our cash flows for the periods indicated.

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$70,377	$(31,913)
Net cash used in investing activities	(30,308)	(179,003)
Net cash (used in) provided by financing activities	(60,599)	91,945
Net decrease in cash and cash equivalents	$(20,530)	$(118,971)
Cash Flow from Operating Activities
Net cash provided by operating activities was $70.4 million for the nine months ended September 30, 2023, an increase of $102.3 million as compared to $31.9 million net cash used in operating activities during the nine months ended September 30, 2022. This is primarily due to the favorable impact of the Company’s inventory wind-down initiative. Inventory balances increased through 2022 with a trending decrease experienced through September 30, 2023 driven by targeted efforts to reduce specific product categories and lower third-party product offerings. In addition, the increase is driven by reduced tax payments in the quarter.
Cash Flow from Investing Activities
Net cash used in investing activities was $30.3 million for the nine months ended September 30, 2023, a decrease of $148.7 million, compared to the $179.0 million net cash used in investing activities for the nine months ended September 30, 2022. The primary use of cash in both periods was the purchase of property and equipment, with the prior period having significantly more purchases of property and equipment due to the Company's build out of facilities and automation primarily at our Florida cultivation sites as well as Pennsylvania and West Virginia. Additionally, the prior period included the cash payment of $27.5 million related to the acquisition of the Watkins Cultivation Operation.
Cash Flow from Financing Activities
Net cash used in financing activities was $60.6 million for the nine months ended September 30, 2023, a change of $152.5 million, compared to the $91.9 million net cash provided by financing activities for the nine months ended September 30, 2022. The change was primarily due to proceeds from debt financing activities in the prior year that did not occur in the current period. The Company received proceeds of $76.4 million from private placement notes which closed in January 2022 and $19.2 million in proceeds from the exercise of warrants during the six months ended June 2022 prior to expiration. In addition, in the third quarter of 2023, the Company closed on the open market repurchase of 57,000 of its

USD $1,000 senior secured notes, due October 6, 2026, for a purchase price of $47.6 million, excluding fees and accrued interest.
Balance Sheet Exposure
As of September 30, 2023 and December 31, 2022, 100% of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. Substantially all our revenue is derived from U.S. cannabis operations. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q, "Part I, Item 1A - Risk Factors" in our 2022 Form 10-K and Part II, Item 1A – Risk Factors in our Q1 and Q2 Form 10-Q.
Contractual Obligations
As of September 30, 2023, we had the following contractual obligations to make future payments, representing contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Notes payable	$8,077	$7,419	$71,572	$15,944	$103,012
Private placement notes	130,000	—	368,000	—	498,000
Operating lease liabilities	20,786	41,564	39,162	84,299	185,811
Finance lease liabilities	14,378	27,918	24,470	37,326	104,092
Construction finance liabilities	22,341	46,612	49,311	302,039	420,303
Lease settlements	1,232	1,008	858	2,332	5,430
Total (1)	$196,814	$124,521	$553,373	$441,940	$1,316,648
(1)Includes liabilities due in relation to our discontinued operations.
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
Adjusted EBITDA

	Three Months Ended September 30,		Change Increase / (Decrease)		Nine Months Ended September 30,		Change Increase / (Decrease)
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Adjusted EBITDA	$77,738	$99,614	$(21,876)	(22)%	$234,565	$315,482	$(80,917)	(26)%
Adjusted EBITDA for the three months ended September 30, 2023 was $77.7 million, a decrease of $21.9 million or 22%, from $99.6 million for the three months ended September 30, 2022. Adjusted EBITDA for the nine months ended September 30, 2023 was $234.6 million, a decrease of $80.9 million or 26%, from $315.5 million for the nine months ended September 30, 2022. The following table presents a reconciliation of GAAP net income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net loss attributable to common shareholders	$(25,392)	$(114,554)	$(493,365)	$(169,020)
Add (deduct) impact of:
Interest expense	20,834	17,731	60,925	52,229
Provision for income taxes	36,640	28,370	105,933	116,770
Depreciation and amortization	26,958	29,471	82,624	86,621
Depreciation included in cost of goods sold	14,644	13,201	42,754	34,881
EBITDA	73,684	(25,781)	(201,129)	121,481
Impairment of goodwill	—	—	307,590	—
Impairment and disposal of long-lived assets, net	(1,209)	54,639	5,480	76,155
Legislative campaign contributions	500	10,000	19,562	10,000
Integration and transition costs	8,511	6,682	16,146	17,079
Share-based compensation and related premiums	4,539	4,292	7,415	14,559
Other income, net	(11,214)	(448)	(18,108)	(3,016)
Change in fair value of derivative liabilities - warrants	—	(365)	(252)	(2,627)
Discontinued operations	2,927	42,446	97,861	53,178
Acquisition and transaction costs	—	6,961	—	17,227
Other non-recurring costs	—	1,869	—	11,557
Inventory step up, fair value	—	—	—	1,048
COVID related expenses	—	195	—	783
Results of entities not legally controlled	—	(876)	—	(1,942)
Total adjustments	4,054	125,395	435,694	194,001
Adjusted EBITDA	$77,738	$99,614	$234,565	$315,482
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
Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2023. Our Chief Executive Officer and Interim Chief Financial Officer have concluded that, due to the material weaknesses as described in the 2022 Annual Report on Form 10-K, which are currently in the process of being remediated, as of September 30, 2023, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K, filed with the SEC on March 8, 2023.
Notwithstanding the material weaknesses described in the 2022 Annual Report on Form 10-K, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
We consolidated variable interest entities as of September 30, 2023 and December 31, 2022, because we determined we were the primary beneficiary. We have elected to exclude controls at our variable interest entities from the scope of our evaluation of internal control over financial reporting as of September 30, 2023 and December 31, 2022. The financial position of our variable interest entities represented an insignificant amount of our total assets, net revenues, and results of operations for the period ended September 30, 2023 and December 31, 2022, respectively.
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
As a result of the Company’s efforts to remediate its material weakness associated with management review controls over inventory, during the third quarter of 2023, significant efforts were made in adding a formal management review for our biological reconciliations, cost allocation, and inventory valuation for all internally produced inventory including development of management review control documentation and assurance over completeness and accuracy of supporting data. The Company continues to assess and enhance procedures related to internal controls over financial reporting.

Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

The Company previously identified and disclosed in Item 9A. Controls and Procedures in the 2022 Annual Report on Form 10-K, filed with the SEC on March 8, 2023, a material weakness related to identifying and evaluating the existence of, and accounting for, variable interest entities. In the second quarter of 2023, the Company implemented the below changes to our processes to improve our internal control over financial reporting to remediate the control deficiency that gave rise to this material weakness:

•The Company designed and implemented controls over the identification and evaluation, and where applicable, remeasurement, of variable interest entities.
•The Company reviewed business processes surrounding non-routine transactions and other complex financial reporting areas ensuring enhanced procedures related to internal controls over financial reporting were in place.

The Company completed execution of the above remediation steps, and as of September 30, 2023, has successfully remediated this material weakness.
Changes in Internal Controls Over Financial Reporting
Other than the completed and ongoing remediation measures discussed above, there have been no changes in internal controls over financial reporting during the nine months ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management believes these actions will help remediate internal control deficiencies related to the Company’s financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).
PART II - OTHER INFORMATION
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include the Company’s statements regarding the Company’s expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q in “Part I, Item 1A – Risk Factors” in our 2022 Annual Report and in Part II, “Item 1A—Risk Factors” in the Company’s First Quarter 10-Q and Second Quarter 10-Q. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:
Risks Related to Our Business and Industry
•the illegality of cannabis under federal law;

•the uncertainty regarding the regulation of cannabis in the U.S.;
•the effect of constraints on marketing our products;
•the risks related to the newness of the cannabis industry;
•the effect of risks due to industry immaturity;
•the risk we may not be able to grow our product offerings and dispensary services;
•the effect of risks related to material acquisitions, investments, dispositions and other strategic transactions;
•the effect of risks related to growth management;
•the effect of restricted access to banking and other financial services by cannabis businesses and their clients;
•our ability to comply with potential future FDA regulations;
•the risks related to control over variable interest entities;
•the effect of restrictions under U.S. border entry laws;
•the effect of heightened scrutiny that we may face in the U.S. and Canada and the effect it could have to further limit the market of our securities for holders in the U.S.;
•our expectation that we will incur significant ongoing costs and obligations related to our infrastructure, growth, regulatory compliance and operations;
•the effect of a limited market for our securities for holders in the U.S.;
•our ability to locate and obtain the rights to operate at preferred locations;
•the effect of unfavorable tax treatment for cannabis businesses;
•the effect of taxation on our business in the U.S. and Canada;
•the effect of the lack of bankruptcy protections for cannabis businesses;
•the effect of risks related to being a holding company;
•our ability to enforce our contracts;
•the effect of intense competition in the cannabis industry;
•our ability to obtain cannabis licenses or to maintain such licenses;
•the risks our subsidiaries may not be able to obtain their required licenses;
•our ability to accurately forecast operating results and plan our operations;
•the effect of agricultural and environmental risks;
•our ability to adequately protect our intellectual property;
•the effect of risks of civil asset forfeiture of our property;
•the effect of risks related to ineffective internal controls over financial reporting;
•the effect of risks related to a known material weakness in our internal control over financial reporting;
•our dependency on key personnel;
•the effect of product liability claims;
•the effect of risks related to our products;
•the effect of unfavorable publicity or consumer perception;
•the effect of product recalls;
•the effect of security risks related to our products and our information technology systems;
•the effect of risks related to misconduct by our service providers and business partners;
•the effect of risks related to labor union activity;

•potential criminal prosecution or civil liabilities under RICO;
•the effect of risks related to our significant indebtedness;
•our ability to obtain adequate insurance coverage;
•the effect of risks related to key utility services on which we rely;
•the risk of negative effects related to known or potential material weakness in our internal control over financial reporting;
•we maintain cash deposits in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial performance.
Risks Related to Owning Subordinate Voting Shares
•the possibility of no positive return on our securities;
•the effect of additional issuances of our securities in the future;
•the effect of sales of substantial amounts of our shares in the public market;
•volatility of the market price and liquidity risks on our shares;
•the lack of sufficient liquidity in the markets for our shares;
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
Item 1A. Risk Factors.
Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2022 Form 10-K filed with the SEC on March 8, 2023, our Q1 Form 10-Q filed with the SEC on May 10, 2023, and our Q2 Form 10-Q filed with the SEC on August 10, 2023, include detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors" and "Part II, Item 1A—Risk Factors," respectively. You should consider carefully the risk factors discussed in our 2022 Form 10-K, our Q1 Form 10-Q, or our Q2 Form 10-Q and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2022 Form 10-K, Q1 Form 10-Q, or Q2 Form 10-Q actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. Other than those noted below, there have been no material changes from such risk factors during the three months ended September 30, 2023.
We may be at a higher risk of IRS audit.

We believe there is a greater likelihood that the Internal Revenue Service will audit the tax returns of cannabis-related businesses. Additionally, the Company recently filed refund claims for several of its subsidiaries, which may also increase the likelihood of an audit. Any such audit of our tax returns could result in us being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.
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

*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: November 9, 2023	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Ryan Blust
Ryan Blust
Interim Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2023	By:	/s/ Joy Malivuk
Joy Malivuk Chief Accounting Officer
(Principal Accounting Officer)