Form 10-K
period 2023-12-31
Trulieve Cannabis Corp.
filed 2024-02-29
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 000-56248
______________________________________________________
TRULIEVE CANNABIS CORP.
(Exact name of Registrant as specified in its Charter)

British Columbia	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6749 Ben Bostic Road Quincy, FL	32351
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (850) 480-7955
______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Subordinate Voting Shares, and Multiple Voting Shares and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $845,917,024.

As of February 22, 2024, there were 160,052,094 Subordinate Voting Shares, 26,226,386 Multiple Voting Shares (on an as converted basis) and zero Super Voting Shares (on an as converted basis) outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). The 2024 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2023, the end of the registrant’s fiscal year.

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

Trulieve is a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in nine states. Headquartered in Quincy, Florida, we are the largest cannabis retailer in the United States with market leading retail operations in Arizona, Florida, Georgia, Pennsylvania, and West Virginia. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education and expansion of our distribution network.

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio, have already or are in the process of developing and launching programs permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered into managed service agreements in the states in which they operate.
As of December 31, 2023, the Company operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	131	6
Arizona	21	3
Pennsylvania	20	3
West Virginia	10	1
Georgia	5	1
Maryland	3	1
Ohio	1	—
Connecticut	1	—
Colorado	—	1
Total	192	16

Regional Hub Structure

Trulieve’s production, retail and distribution areas are organized into regional hubs whereby teams and assets are aggregated in order to effectively pair national structure and support with localized operations tailored to each market. Trulieve has established cannabis operations in three hubs: Southeast, Northeast, and Southwest. Each of our three regional hubs are anchored by market leading positions in cornerstone states of Florida, Pennsylvania, and Arizona.

In Florida and Georgia, Trulieve cultivates, processes, and manufactures all cannabis products sold in our dispensaries. In other markets including Arizona, Maryland, Pennsylvania, and West Virginia, we have achieved varying percentages of vertical integration with cultivation and processing operations to support our retail and wholesale businesses. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain, which mitigates third-party risks and allows us to completely control product quality and brand experience. Trulieve employs an in-house quality team as well as testing laboratories in select markets, both of which allow us to more tightly control product quality.

Cultivation and Manufacturing of Cannabis Products

Trulieve produces high quality cannabis flower for direct consumption and uses a variety of processes to transform high-quality biomass into products sold through our retail and wholesale distribution network. With a focus on replicable, scalable operations, we have developed design standards, standard operating procedures, and training protocols that are employed across cultivation sites to achieve a high level of consistency and quality. The modular nature of our standard designs enables quick and incremental additions to capacity where appropriate. In Florida where demand is high enough to support larger scale production, our recently ramped state-of-the-art 750,000 square foot indoor cultivation facility affords us greater flexibility for pricing, promotional cadence, and assortment in the Florida market by enabling production of high potency and high quality products at lower costs.

We utilize various extraction techniques including supercritical ethanol extraction, carbon dioxide extraction, hydrocarbon extraction, and mechanical separation. We have invested in light hydrocarbon extraction processes, allowing for concentrates that preserve the natural ratios of cannabinoids, terpenes, and other target compounds to better replicate the flower experience. Light hydrocarbon extraction also offers the benefit of greater extraction yields in many cases. In addition, we own CO2 extraction, distillation, purification and manufacturing technology used to produce a line of cannabis topicals and vapes featuring cannabinoids.

Distribution of Branded Product through Branded Retail

Distribution of branded products through our branded retail locations is a core driver of our long-term strategy. We have developed and acquired a curated portfolio of our own branded retail products that we cultivate, manufacture and distribute throughout our branded retail locations. By providing customers with consistent high-quality products and outstanding experiences we aim to garner a large and loyal customer base across our distribution network.

Trulieve brands include premium tier brands Avenue, Cultivar Collection, and Muse; mid-tier brands Modern Flower, Alchemy, Momenta, and Sweet Talk, and value tier brands Co2lors, Loveli, Roll One, and Trekkers. Established relationships with brand partners allow for the sale of partner branded products in select markets and retail locations, providing our customers with access to greater variety and specialty brands. Brand partnerships include arrangements with Alien Labs, Bellamy Brothers, Binske, Black Tuna, Blue River, Connected, DeLisioso, Khalifa Kush, Love’s Oven, Miami Mango, Moxie, Seed Junky, SLANG, and Sunshine Cannabis.

Customer Experience

Since inception, Trulieve has prioritized creating exceptional customer experiences, developing the business to center around the Trulieve philosophy of “Customers First”. This customer centric approach permeates our culture and informs strategic decision making.

Our goal is to foster brand loyalty by providing customers with industry-leading branded products and superior service in an appealing, approachable setting. We accomplish this by creating and reinforcing positive customer experiences across the entire customer journey. We employ and continuously refine numerous training programs to provide our associates with the resources they need to deliver outstanding customer experiences across the entire Trulieve platform. We offer specialized management training and incentives to reward positive outcomes so there is continuous reinforcement of customer experience best practices.

Marketing

Trulieve’s marketing strategies are tailored to address the unique attributes of the markets in which we operate. Generally, in markets where we serve medical patients, our messaging centers around education and outreach for physicians and medical patients. Our educational materials are designed to help physicians understand cannabinoid science, the high standards pursuant to which our plants are cultivated, the processes required for regulatory compliance, and how our products provide relief for their patients. Patients primarily learn about us through their physicians, patient-centric community events, and digital marketing. We regularly participate in outreach and community events. An engaged audience is captured through our digital content marketing and via multiple popular social media platforms.

We regularly engage with various communities who may benefit from cannabis, such as veterans, seniors, organizations that serve qualifying populations, and various health and wellness groups. Search engine optimization of our website also captures potential customers researching the benefits of cannabis, which offers another pathway to informative materials about cannabis, our products and how to legally access them.

In adult-use markets, marketing efforts aim to attract customers with varying levels of awareness of cannabis and Trulieve. We continue to delineate and refine our understanding of various customer personas, which factors such as location, products and pricing attract and retain customers, and which incentives are effective in driving specific outcomes. Connecting with a broader audience requires different strategies that inspire, tap into relevant cultural moments in their lives, build community as well as educate customers on our products’ uniqueness versus our competitors.

We understand each consumer has unique communication preferences and capabilities. As such, we engage with customers and physicians through a variety of methods including email, text, social media and online chat. In select markets we offer various purchase options, including phone ordering, online ordering, home delivery, and in-store. As Trulieve continues to expand, we are working to deploy a standardized loyalty program to serve all markets as appropriate within existing regulatory frameworks.

Investments in Infrastructure and Technology Platforms

We have made significant investments in developing and deploying technology and data platforms designed to support scaled operations and growth in customers served and units sold. Through our customer data platform, we are able to collect and analyze data to discern customer preferences, patterns, and trends which inform our production mix, product allocation, promotional strategies and targeted outreach. Investments in our enterprise grade platforms enable greater sophistication across production, retail, and wholesale operations and numerous support functions including accounting and finance, human resources, legal and compliance. We believe infrastructure and data capabilities are prerequisites for long term success in an increasingly competitive and integrated commerce environment.

History of the Company
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
The Transaction
On September 11, 2018, Trulieve Cannabis Corp., Trulieve US and Schyan Sub, Inc., or Subco, a wholly-owned subsidiary of Trulieve Cannabis Corp., entered into a merger agreement to affect a transaction, or the Transaction, whereby Trulieve US and Subco merged, and Trulieve US became a wholly-owned subsidiary of Trulieve Cannabis Corp.
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

Competitive Conditions and Position

The markets in which we operate are highly competitive markets with relatively high barriers to entry given the licensed nature of the cannabis industry. See “—Regulatory Overview” below for additional information regarding the impact of regulation on our business. Trulieve competes directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. state markets.

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

We face additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in our markets increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. We expect to continue to invest in several areas, including customer experience, product innovation, scaled production, marketing and branding, and distribution network expansion. Trulieve may not have sufficient resources to maintain investments on a competitive basis, which could materially and adversely affect our business, financial condition and results of operations. The management team monitors developments in the fast-paced cannabis industry and adjacent industries to help us remain competitive.

We also compete indirectly with operators in the illicit market for cannabis and manufacturers and retailers of intoxicating hemp products.

See Item 1A—“Risk Factors” with respect to competition.

Seasonality

Our business operates year-round. Operations and sales trends in select markets where we operate do follow seasonal trends with various times of the year providing an opportunity for outdoor cultivation, seasonal impacts on sales in summer and winter months in markets in the Southwest and Northeast and promotional activity increases around specific industry and holiday events including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).

Recent Developments

On January 1, 2024, Wes Getman joined the Company as Chief Financial Officer. Mr. Getman has over 25 years of finance & accounting experience serving middle-market, private-equity backed and public companies. Prior to joining the Company, Mr. Getman served as Partner, Advisory at WilliamsMarston, LLC. Mr. Getman previously served as the Vice President of Accounting & Finance at Blue Bird Corporation (Nasdaq: BLBD), a billion dollar North American manufacturer, from 2015-2020. In addition, Mr. Getman spent 16 years in public accounting at PwC, RSM, and Grant Thornton where he was a partner at the last two firms. Mr. Getman received his Bachelor of Science in Management from the State University of New York at Geneseo and his MBA from the Simon School at the University of Rochester.

On January 29, 2024, Marie Zhang joined the Company as Chief Operating Officer. Ms. Zhang has over 25 years’ experience in operational roles for private and public companies. Prior to joining the Company, from March 2020 through January 2024, Ms. Zhang served as the Chief Supply Chain Officer for Blaze Pizza, LLC and from July 2015 to March 2020, she served as the Global Vice President Supply Chain for FOCUS Brands LLC. Previously, Ms. Zhang served as Chief Supply Chain Officer for Yum! Brands (NYSE: YUM) from February 2013 to July 2015, Vice President Supply Chain at The Honey Baked Ham Company, LLC from February 2004 to February 2013 and as Director – Research & Development, Food Safety and Quality Assurance at Conagra Brands, Inc. (NYSE: CAG) from January 1997 to February 2004. Ms. Zhang received her Bachelor of Science in Chemistry from Jilin University and a Masters Degree in Food Science and Technology from Iowa State University.

REGULATORY OVERVIEW

In accordance with the Canadian Securities Administrators Staff Notice 51-352 (Revised) dated February 8, 2018 – Issuers with U.S. Cannabis-Related Activities (“Staff Notice 51-352”), below is a discussion of the federal and state-level United States regulatory bodies in those jurisdictions where the Company is currently directly involved, through its subsidiaries, in the cannabis industry. In accordance with Staff Notice 51-352, the Company will evaluate, monitor and reassess this disclosure, and any related risks, on an ongoing basis and the same will be supplemented and amended to investors in public filings, including in the event of government policy changes or the introduction of new or amended guidance, laws or regulations regarding cannabis regulation.
Federal Regulation of Cannabis in the United States
The United States federal government regulates drugs in large part through the Controlled Substances Act or CSA. Cannabis, which refers to certain parts and derivatives of the cannabis plant, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the federal Drug Enforcement Agency, or DEA, considers cannabis to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. Under federal law, cannabis and cannabis related products having a concentration of delta-9 tetrahydrocannabinol, or THC, of more than 0.3% is cannabis. Cannabis with a THC content 0.3% or less is classified as hemp. The scheduling of cannabis as a Schedule I controlled substance is inconsistent with the US Department of Health and Human Services (HHS) recent recommendation to reclassify cannabis to Schedule III based on its conclusion that it has medical use in treatment in the United States and a lower potential for abuse than drugs in Schedule I and Schedule II. Moreover, as of December 31, 2023, despite the conflict with U.S. federal law, nearly all states and Puerto Rico have legalized cannabis for medical use. Cannabis is legal for adult-use in 24 states plus the District of Columbia, Guam, the Commonwealth of the Northern Mariana Islands, and the U.S. Virgin Islands.

Cannabis is primarily regulated at the state level in the United States. Although certain states and territories of the United States authorize medical or adult-use cannabis production and distribution by licensed or registered entities, under United States federal law, the possession, use, cultivation, and transfer of cannabis is illegal. Although our activities are compliant with the applicable state and local laws in those states where we maintain such licenses, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under United States federal law nor provide a defense to any federal criminal action that may be brought against us.

Beginning in 2009, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks through a series of Department of Justice (DOJ) memoranda stating it would not be a priority to prosecute cannabis activity compliant with state medical cannabis laws and that did not implicate certain federal enforcement priorities. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, commonly referred to as the Cole Memorandum. The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding cannabis in all states and quickly set a standard with which cannabis-related businesses would comply. In sum, the Cole Memorandum stated the DOJ’s prosecution priorities would be aimed at preventing the distribution of cannabis to minors; preventing revenue from going to criminal enterprises; preventing violence in the cultivation and distribution of cannabis; preventing drugged driving and the exacerbation of other adverse health consequences associated with cannabis; and preventing cannabis cultivation, possession, or use on federal property.

In January 2018 former United States Attorney General Sessions issued a new memorandum to all United States Attorneys (the “Sessions Memo”) that rescinded the Cole Memorandum and other DOJ memoranda providing prosecutorial guidance on state and tribally authorized medical and adult-use cannabis activities and instructed that “[i]n deciding which marijuana activities to prosecute... with the [DOJ’s] finite resources, prosecutors should follow the well- established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles. Although rescinded, the tenets of the Cole Memorandum continue to be adhered to by state-legal cannabis businesses and those in compliance with adult-use and medical programs throughout the country operate without federal enforcement.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as President of the United States. Although President Biden’s Attorney General, Merrick Garland, made comments to Senator Cory Booker (D-NJ) during his Senate confirmation indicating that he believed prosecution of state-legal cannabis businesses was not a worthy use of DOJ resources, such statements are not official declarations or policies of the DOJ and are not binding on the DOJ or any U.S. Attorney or federal court. Substantial uncertainty regarding United States federal enforcement remains. To date, there has been no new federal cannabis guidance issued by the DOJ or any published change in federal enforcement policy under the Biden administration. However, in October of 2022, the Biden Administration announced its intention to end the country’s “failed approach” to cannabis and directed the Secretary of Health and Human Services (“HHS”) and the Attorney General to expeditiously review cannabis’s Schedule I status. Concurrently, President Biden also announced a pardon of all prior federal simple possession of cannabis offenses and urged governors to do the same at the state level.

In August of 2023, the HHS recommended to the U.S. Drug Enforcement Administration ("DEA") that cannabis be rescheduled from Schedule I to Schedule III under the Controlled Substances Act ("CSA"). The DEA is currently reviewing HHS’s recommendation. While the DEA may or may not recommend rescheduling, the White House directive and subsequent HHS recommendation signal a major shift in federal cannabis policy. The U.S. FDA’s recommendation to reclassify cannabis to Schedule III is based in part on findings that cannabis has an accepted medical use in treatment in the United States and relatively low potential for abuse. The National Institute on Drug Abuse ("NIDA"), a part of the National Institutes of Health ("NIH"), importantly concurs with FDA’s recommendation to reclassify cannabis. If DEA does reclassify cannabis to Schedule III, it would have a significant impact on the U.S. cannabis industry, including easing restrictions on research, removing the 280E tax burden, and reducing stigma associated with Schedule I drugs.

Nonetheless, even if moved to Schedule III, the cultivation, manufacture, distribution, and sale of cannabis by state-regulated businesses that do not produce or sell FDA regulated products remains illegal under federal law. Unless and until the United States Congress amends the CSA with respect to cannabis, there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, enforcement priorities are determined by respective United States Attorneys.

As an industry best practice, despite the rescission of the Cole Memorandum, we abide by the following standard operating policies and procedures, which are designed to ensure compliance with the guidance provided by the Cole Memorandum:

•Continuously monitor our operations for compliance with all licensing requirements as established by the applicable state, county, municipality, town, township, borough, and other political/administrative divisions;
•ensure that our cannabis-related activities adhere to the scope of the licensing obtained (for example: in the states where cannabis is permitted only for adult-use, the products are only sold to individuals who meet the requisite age requirements);

•implement policies and procedures to prevent the distribution of our cannabis products to minors;
•implement policies and procedures in place to avoid the distribution of the proceeds from our operations to criminal enterprises, gangs, or cartels;
•implement an inventory tracking system and necessary procedures to reliably track inventory and prevent the diversion of cannabis or cannabis products into those states where cannabis is not permitted by state law or across any state lines in general;
•monitor the operations at our facilities so that our state-authorized cannabis business activity is not used as a cover or pretense for trafficking of other illegal drugs or engaging in any other illegal activity; and
•implement quality controls so that our products comply with applicable regulations and contain necessary disclaimers about the contents of the products to avoid adverse public health consequences from cannabis use and discourage impaired driving.

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

Moreover, medical cannabis businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump, and Biden. Every fiscal year since 2015, Congress has passed an appropriations “rider” barring the DOJ from expending taxpayer funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, known as the “Rohrbacher-Farr” amendment, has been included in multiple budgets passed by successive Congresses controlled by both major political parties. Most recently, the medical cannabis appropriations rider is expected to be renewed through the signing of the “Further Continuing Appropriations and Other Extensions Act, 2024.” While the rider has been included in successive budget cycles since 2015, its inclusion or non-inclusion is subject to political change.

Notably, the Rohrbacher-Farr Amendment has applied only to medical cannabis programs and has not provided the same protections to enforcement against adult-use activities. If the rider is no longer in effect, the risk of federal enforcement and override of state cannabis laws would increase.

Anti-Money Laundering Laws and Access to Banking

The Company is subject to a variety of laws and regulations in the United States that involve anti-money laundering, financial recordkeeping, and the proceeds of crime, including the Currency and Foreign Transactions Reporting Act of 1970 (referred to herein as the “Bank Secrecy Act”), as amended by Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA PATRIOT Act"), and any related or similar rules, regulations or guidelines, issued, administered or enforced by governmental authorities in the United States.

Additionally, under United States federal law, it may potentially be a violation of federal anti-money laundering statutes for financial institutions to provide services to the cannabis businesses, including taking any proceeds from the sale of any Schedule I controlled substance or otherwise introducing them into the United States banking system.

While there has been no change in U.S. federal banking laws to accommodate businesses in the large and increasing number of U.S. states that have legalized medical or adult-use cannabis, in 2014 the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) issued guidance to financial institutions on how to engage with state and tribally authorized cannabis entities in accordance with federal law. The FinCEN Guidance is often publicly interpreted as suggesting a way for financial institutions to provide depository services to cannabis-related entities, provided that the cannabis-related business activities are legal in their state or territory and none of the federal enforcement priorities referenced in the Cole Memorandum are violated (such as keeping cannabis out of the hands of organized crime). Importantly, the FinCEN Guidance also clarifies how financial institutions can provide depository services to cannabis-related businesses consistent with their Bank Secrecy Act obligations, including exhaustive customer due diligence and reporting requirements.

The “Secure and Fair Enforcement Regulation ("SAFER") Banking Act,” would grant banks and other financial institutions immunity from federal criminal prosecution for servicing cannabis-related businesses if the underlying cannabis business follows state law. While several iterations of the proposed legislation have passed in the House, in September 2023 the Senate Banking Committee voted to pass the SAFER Banking Act by a bipartisan majority of 14-9. A Senate floor vote is now pending but is not guaranteed. While there is strong support in the public and within Congress for the SAFER Banking Act and similar legislation, there can be no assurance that it will be passed as presently proposed or at all.
As an industry best practice and consistent with its standard operating procedures, Trulieve adheres to all customer due diligence steps in the FinCEN Guidance and any additional requirements imposed by those financial institutions it utilizes.
Compliance with Applicable State Law in the United States

The Company is classified as having “direct” involvement in the United States cannabis industry and we believe that we are in compliance with applicable state laws, as well as related licensing requirements and the regulatory frameworks enacted in the states we operate in. We use reasonable commercial efforts to ensure that our business remains compliant with applicable licensing requirements and the regulatory frameworks enacted by Arizona, Colorado, Connecticut, Florida, Georgia, Maryland, Ohio, Pennsylvania, and West Virginia through the advice of our Company’s legal counsel and through ongoing review of business practices and changes to applicable laws and regulations. Our legal counsel works with external regulatory counsel in the states in which we operate to ensure that we are in ongoing compliance with applicable state laws. Although the Company no longer has licensed operations in California or Massachusetts, and is in the process of finalizing its exit from both states, we continue to work with local external regulatory counsel to maintain compliance during the exit process.

Regulation of Cannabis at State Levels

In the U.S., the regulation of cannabis varies significantly from state to state, with a key distinction being the authorization for medical use versus recreational use. These state regulations are characterized by differences in licensing regimes, allowable dosage forms, and possession limits. In states with a medical-only regulatory framework, cannabis is legal exclusively for medical purposes only. Patients typically require a recommendation from a qualified healthcare provider to access medical cannabis. The distribution of cannabis is strictly controlled through licensed dispensaries. These states often limit the types and forms of cannabis products available, with an emphasis on medicinal applications. Possession limits tend to be higher for registered patients, but recreational use is prohibited. In states that allow adult-use (recreational) cannabis, individuals who meet age requirements can purchase cannabis for both medical and recreational purposes. While dosage forms and possession limits may vary, they are generally more permissive for recreational users. Some states regulate adult-use and medical cannabis under a single set of rules and licensing structures while other states maintain separate regulatory frameworks for medical and adult-use cannabis.

See Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations.
Regulation of the Medical and Adult-Use Cannabis Markets in Arizona

Cannabis is legal for both medical and adult-use in Arizona. Arizona legalized medical cannabis in 2010 through Proposition 203, the Arizona Medical Cannabis Act, and adult-use in 2020 through Proposition 207, known as the Smart and Safe Arizona Act. The Arizona Department of Health Services is responsible for licensing and regulating medical and adult-use cannabis, cannabis retail sales, cannabis production, and testing facilities.

Arizona is a vertically integrated system so that each license permits the holder to acquire, cultivate, process, manufacture, transfer, supply, and/or dispense medical and/or adult-use cannabis. All product categories are allowed to be sold as either adult-use or medical, except edibles for adult-use consumers, which cannot be more than 10mg per serving or 100mg per package.

Arizona medical and adult-use licenses are valid for two years. While our compliance controls have been developed to mitigate the risk of any material violations of a license arising, there is no assurance that our licenses will be renewed in the future in a timely manner. Any unexpected delays or costs associated with the licensing renewal process could impede our ongoing or planned operations and have a material adverse effect on our business, financial condition, results of operations, or prospects.
Regulation of the Medical and Adult-Use Markets in Colorado

In 2000, Colorado legalized medical marijuana via Amendment 20 to the Colorado Constitution, and the state legalized adult-use cannabis via the passage of Amendment 64 in 2012. The Colorado Cannabis Enforcement Division is the licensing and regulatory agency overseeing all recreational and medical cannabis businesses in Colorado, with the Colorado Department of Public Health and Environment overseeing the medical patient registry and certifying the testing of licensed cannabis laboratories.

Cannabis businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. Colorado localities are allowed to limit or prohibit the operation of cannabis cultivation facilities, product manufacturing facilities or retail dispensary facilities.
Regulation of the Medical and Adult-Use Cannabis Markets in Connecticut

Connecticut legalized medical cannabis in 2012, and adult-use cannabis in 2021. The Medical Marijuana Program within the Department of Consumer Protection registers qualifying patients, primary caregivers, dispensary facilities, and dispensary facility employees. Only a pharmacist licensed as a dispensary may dispense medical cannabis, and only a dispensary or dispensary technician may sell cannabis to qualifying customers, primary caregivers, or research program subjects. Adult-use sales began in January 2023.
Regulation of the Medical Cannabis Market in Florida

Florida is currently a medical-only market. Qualifying medical conditions include cancer, epilepsy, glaucoma, HIV and AIDS, ALS, Crohn’s disease, Parkinson’s disease, PTSD, multiple sclerosis, and other debilitating medical conditions of the same kind or class or comparable to those other qualifying conditions and for which a physician believes the benefits outweigh the risks to the patient. Licenses are issued by the Florida Department of Health, Office of Medical Cannabis Use, and license holders can only own one license.

Under our license, we are permitted to sell cannabis to those customers who are entered into Florida’s electronic medical cannabis use registry by a qualified physician and possess a state-issued medical cannabis identification card and a valid certification from the qualified physician. We are authorized to sell a broad selection of products across various product categories. As of December 31, 2023 we had 131 approved dispensaries in the State of Florida. In addition, our license allows us to deliver products directly to customers.

Smart and Safe Florida has sponsored an adult-use legalization measure, the Florida Marijuana Legalization Initiative (Initiative #22-05), that may appear on the ballot in November 2024 if approved by the Florida Supreme Court following a legal challenge by the State Attorney General. In January 2024, Florida Governor Ron DeSantis announced that he believes the Supreme Court will approve the adult-use cannabis initiative to appear on November’s ballot. If at least 60% of voters vote in favor of the measure, individuals aged 21 and older will be allowed to possess, purchase, or use cannabis products and accessories and license holders will be authorized to serve the adult-use market.
Regulation of Medical Cannabis in Georgia

The Georgia Hope Act which created a regulatory scheme to permit the cultivation, production, manufacturing, and sale of low-THC oil that is not more than 5% by weight of THC, THCa, or a combination of THC and THCa, for provision to patients for medical purposes. Georgia law requires eligible patients to obtain physician approval to be added to the Low THC Oil Registry if they have certain qualifying conditions. The registry is administered by the Georgia Department of Public Health. At present, Georgia law prohibits the production or sale of low THC oil edibles and vaporizers.

Low-THC products may only be dispensed by a dispensary licensee or a pharmacy holding a Low THC Pharmacy Dispensary license issued by the Georgia Board of Pharmacy. Georgia is the only state that allows for the sale of cannabis by traditional pharmacies, however the DEA intervened by issuing a warning letter on November 27, 2023, advising that neither cannabis nor THC can be lawfully dispensed by a DEA-registered pharmacy. At the most recent Board of Pharmacy meeting held on December 13, 2023, the Board voted to request legal guidance from the state Attorney General’s office. Note, the appropriation riders mentioned above that bar the DOJ, inclusive of the DEA, from spending taxpayer funds to enforce laws that interfere with state medical cannabis laws, makes prosecution under federal law unlikely. Nonetheless, DEA’s interference has had a chilling effect on pharmacy distribution.
Regulation of the Medical and Adult-Use Cannabis Markets in Maryland

Maryland legalized medical cannabis in 2013, and its state-regulated medical cannabis program became operational on December 1, 2017. The Maryland Medical Cannabis Commission (the “MMCC”) awarded initial cannabis business licenses in a highly competitive application process. The state medical program allows access to medical cannabis for patients with qualifying chronic or debilitating diseases or medical conditions, including but not limited to chronic pain, nausea, seizures, glaucoma, PTSD, and other conditions which are severe and for which other treatments have been ineffective.

On November 8, 2022, Maryland voters approved a statewide referendum which legalized cannabis for adults 21 years or older, effective July 2023. The Cannabis Reform Act, signed into law in May 2023, created the framework for adult-use cannabis and established the Maryland Cannabis Administration (the “MCA”), the successor agency to the MMCC. The MCA is responsible for administering and enforcing the medical and adult-use cannabis laws, including licensing, registration, testing, inspection, and enforcement, and the promulgation of regulations.
Regulation of the Medical and Adult-Use Markets in Ohio

Ohio legalized medical cannabis in 2016 via House Bill 523 into law, and legalized adult-use cannabis in 2023 via Issue 2, a ballot measure to legalize, regulate, and tax adult-use cannabis. The adult-use law allows persons who are at least 21 years of age to purchase and possess up to 2.5 oz of flower and 15 grams of extract. Issue 2 established the Division of Cannabis Control (“Division”) within the Department of Commerce, which is now the regulatory authority for the medical and adult-use cannabis programs. The Division must complete the rulemaking process for the new adult-use program and issue adult-use licenses to existing medical operators by September 7, 2024.
Regulation of the Medical Cannabis Market in Pennsylvania

The Pennsylvania medical cannabis program was signed into law on April 17, 2016, under Act 16, otherwise known as the Medical Cannabis Act, and provided access to state residents with one or more qualifying conditions. The Pennsylvania Department of Health (“PA DOH”) regulates medical cannabis businesses in the Commonwealth. For licensing purposes, the PA DOH split the Commonwealth into six regions. For each dispensary permit, the locations must be within the region where the permit was awarded. For medical cannabis grower/processors, the location is limited to the region where the permit was awarded, but distribution is permissible across all regions.
Regulation of the Medical Cannabis Market in West Virginia

West Virginia’s medical cannabis program, the West Virginia Medical Cannabis Act, was signed into law in 2017 with the passage of Senate Bill 386 and allows cannabis to be used for certified medical use by West Virginia residents with serious medical conditions, and permits medical cannabis to be cultivated, processed, and dispensed to registered patients in essentially non-combustible forms. The program is administered by the West Virginia Department of Health and Human Resources, Bureau for Public Health, Office of Medical Cannabis (“OMC”). The OMC has authority to issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, register medical practitioners who certify patients as having qualifying serious medical conditions, and register and oversee patients with qualifying conditions. OMC has also promulgated regulations governing the activities of growers, processors, laboratories, and dispensaries, as well as establishing general requirements related to West Virginia’s medical cannabis program.

Medical cannabis products allowed for use are pills, oils, gels, creams, ointments, tinctures, liquid, dry leaf or plant forms for administration through vaporization or nebulization, and dermal patch. Dispensaries cannot sell edibles, but medical cannabis products could be mixed into food or drinks by patients themselves.

On January 17, 2024, a bill to legalize personal use and possession of cannabis by adults was introduced. HB-4873 would, if passed, allow counties to ban production and sales in their jurisdictions. Current medical dispensaries would have to file for an additional license to expand their operations beyond medical cannabis.

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the Federal Trade Commission ("FTC"), into allegedly anticompetitive, unfair, deceptive, or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability.
Employees and Human Capital Resources
As of December 31, 2023, we had over 5,400 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Since the opening of our first store in 2016, our workforce has grown dramatically, including personnel in our cultivation, production, transportation and retail divisions, along with our executive and support services teams. Our goal is to use the highest standards in attracting the best talent, offering competitive compensation, as well as implementing best practices in evaluating, recruiting and onboarding our human capital.
Available Information

We maintain a website at http://www.trulieve.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.
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
•the risks related to maintaining cash deposits in excess of federally insured limits;
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
•the higher risk of IRS audit;
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
Risks Related to Being a Public Company
•the increased costs as a result of being a U.S. reporting company;

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
As a relatively new industry, there are not many established operators in the medical and adult-use cannabis industries whose business models we can follow or build upon. Similarly, there is no or limited information about comparable companies available for potential investors to review in making a decision about whether to invest in us.
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
Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the cannabis industry as well as competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming, and costly, and we may not be able to successfully complete identified acquisitions. In addition, we may not realize the expected benefits from completed acquisitions. The risks we face in connection with acquisitions include:
•Diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•Coordination of research and development and sales and marketing functions;
•Retention of employees from the acquired company;

•Cultural challenges associated with integrating employees from the acquired company into our organization;
•Integration of the acquired company's accounting, management information, human resources, and other administrative systems;
•The need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked effective controls, procedures, and policies;
•Potential write-offs of intangible assets or other assets acquired in transactions that may have an adverse effect on our operating results in a given period;
•Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•Litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former stockholders, or other third parties.
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

For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although we do not have any accounts at or business relationships with these banks, we may be negatively impacted by other disruptions to the United States banking system caused by these or similar developments and due to the fact that most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses, where available, we tend to rely upon smaller, regional banks and may be negatively impacted by other disruptions to the United States banking system caused by these or similar developments. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance.

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

Under Section 280E of the U.S. Internal Revenue Code of 1986, as amended, or the IRC, “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the United States Internal Revenue Service, or the IRS, to cannabis operations, prohibiting them from deducting expenses directly associated with cannabis businesses. Section 280E may have a lesser impact on cannabis cultivation and manufacturing operations than on sales operations. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies. As a result, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses. The Company has taken a position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code.

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
Our internal controls over financial reporting have not historically been effective, and our independent auditors may not be able to certify as to their effectiveness, which could adversely affect our business results and operations.

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

As discussed in Part II, Item 9A “Controls and Procedures” in this Annual Report on Form 10-K, in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2023, we identified certain material weaknesses in our internal control over financial reporting, and our management has concluded that our disclosure controls and procedures are not effective. While we are working to remediate any material weaknesses or significant deficiencies in our internal controls over financial reporting, we cannot assure that additional material weaknesses or significant deficiencies will not occur in the future. We are in the process of remediating the material weaknesses, as described in Part II, Item 9A “Controls and Procedures”. While progress has been made to enhance our internal control over financial reporting, we are still in the process of building and enhancing our processes, procedures, and controls, as well as evaluating and enhancing our internal policies and information technology. Additional time is required to complete the remediation of certain material weaknesses and to ensure the sustainability of these remediation actions. We believe the above actions as well as those being implemented currently, when complete, will be effective in the remediation of the material weaknesses described in Part II, Item 9A.

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
We may issue additional equity or convertible debt securities in the future, which may dilute an existing shareholder’s holdings. Our articles permit the issuance of an unlimited number of Multiple Voting Shares and Subordinate Voting Shares, and existing shareholders will have no preemptive rights in connection with such further issuances. Our board of directors has discretion to determine the price and the terms of further issuances. The ability of our board of directors to issue additional Multiple Voting shares and/or Subordinate Voting Shares could also have anti-takeover effects. Moreover, we will issue additional Subordinate Voting Shares on the conversion of the Multiple Voting Shares in accordance with their terms. To the extent holders of our options, warrants or other convertible securities convert or exercise their securities and sell Subordinate Voting Shares they receive, the trading price of the Subordinate Voting Shares may decrease due to the additional amount of Subordinate Voting Shares available in the market. We cannot predict the size or nature of future issuances or the effect that future issuances and sales of Subordinate Voting Shares will have on the market price of the Subordinate Voting Shares. Issuances of a substantial number of additional Subordinate Voting Shares, or the perception that such issuances could occur, may adversely affect prevailing market prices for the Subordinate Voting Shares. With any additional issuance of Subordinate Voting Shares, our investors will suffer dilution to their voting power and economic interest.
Sales of substantial amounts of Subordinate Voting Shares by our existing shareholders in the public market may have an adverse effect on the market price of the Subordinate Voting Shares.
Sales of a substantial number of Subordinate Voting Shares in the public market could occur at any time. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, or the availability of such securities for sale, could adversely affect the prevailing market prices for the Subordinate Voting Shares. If all or a substantial portion of our Multiple Voting Shares are converted into Subordinate Voting Shares, the potential for sales of substantial numbers of Subordinate Voting Shares may increase. A decline in the market prices of the Subordinate Voting Shares could impair our ability to raise additional capital through the sale of securities should we desire to do so.
The market price for the Subordinate Voting Shares has been and is likely to continue to be volatile.
The market price for the Subordinate Voting Shares may be volatile and subject to wide fluctuations in response to numerous factors, many of which will be beyond our control, including, but not limited to, the following: (i) actual or anticipated fluctuations in our quarterly results of operations; (ii) recommendations by securities research analysts; (iii)

changes in the economic performance or market valuations of companies in the cannabis industry; (iv) additions or departures of our executive officers and other key personnel; (v) release or expiration of transfer restrictions on our issued and outstanding shares; (vi) regulatory changes affecting the cannabis industry generally and our business and operations; (vii) announcements by us and our competitors of developments and other material events; (viii) fluctuations in the costs of vital production materials and services; (ix) changes in global financial markets and global economies and general market conditions, such as interest rates and pharmaceutical product price volatility, as well as disruptions to health crisis (such as the COVID-19 pandemic), severe weather events, or armed conflicts (such as the conflict between Ukraine and Russia or Israel and Hamas); significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors; (xi) operating and share price performance of other companies that investors deem comparable to us or from a lack of market comparable companies; (xii) false or negative reports issued by individuals or companies who have taken aggressive short sale positions; and (xiii) news reports relating to trends, concerns, technological or competitive developments, regulatory changes and other related issues in our industry or target markets.
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
Our Subordinate Voting Shares are listed for trading on the CSE under the trading symbol “TRUL” and on the OTCQX Best Market under the symbol “TCNNF.” The liquidity of any market for the shares of our Subordinate Voting Shares will depend on a number of factors, including:
•The number of shareholders;
•our operating performance and financial condition;
•the market for similar securities;
•the extent of coverage by securities or industry analysts; and
•the interest of securities dealers in making a market in the shares.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity
Trulieve recognizes the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of data we produce and collect.
Managing Material Risks & Overall Risk Management
We have a cross-departmental approach to addressing cybersecurity risk, including input from our employees, senior management, and Audit Committee of our Board of Directors (the “Board”). The Company devotes significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats promptly and effectively.
We have a set of Company-wide cybersecurity policies and procedures and continue building these important document libraries. Management approves initial policies and reviews them periodically for updates and changes. Our cybersecurity program follows the internationally recognized risk framework, ISO 27001. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a multi-faceted cybersecurity strategy based on prevention, detection, and mitigation. The Company continues to work to ensure the inclusion of our cybersecurity risks are fully incorporated into the Company’s overall risk management approach.
Third-party Risk Management and oversight
As part of our cybersecurity program, we also engage with external service providers as part of our continuing cybersecurity efforts, assisting us in the evaluation and enhancement of the effectiveness of our information security policies and procedures. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity policies and procedures are comprehensive, up-to-date, and aligned with regulatory requirements.
The use of these third-party providers is regularly reviewed and monitored by the appropriate members of management. We conduct thorough assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Threats
We have not encountered cybersecurity challenges that have materially impacted our strategic plan, operations, or financial standing. For additional information, see “Item 1A. Risk Factors - We are subject to security risks related to our products as well as our information and technology systems".
Governance
Trulieve’s cybersecurity program is managed by our Chief Technology Officer ("CTO") and our Senior Director of Information Security, whose team ("Cybersecurity Team") is responsible for facilitating the enterprise-wide cybersecurity program. Our CTO has over 20 years of experience with large information technology footprints, including cybersecurity. His in-depth knowledge and expertise are instrumental in supporting our cybersecurity program and policies and overseeing our governance and compliance programs. The Information Security Governance Committee ("IT Committee") and Audit Committee of our Board of Directors oversee management’s process for identifying and mitigating risks, including cybersecurity risks. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.
Management’s role in assessing and managing material risks from cybersecurity threats involves leadership, governance, resource allocation, and proactive risk management. Management's involvement is crucial in safeguarding the Company's digital assets, reputation, and long-term success. Our Cybersecurity Team provides periodic reports to our IT Committee and Audit Committee, as well as our Chief Executive Officer, and other members of senior management as appropriate.
The IT Committee and Audit Committee actively participate in discussions with management regarding cybersecurity risks. The IT Committee and Audit Committee perform an annual assessment of the Company’s cybersecurity program, which includes a discussion of management’s actions to identify and detect threats, and scenarios for potential response or recovery situations. In addition to regularly scheduled meetings, the IT and Audit Committee and appropriate levels of senior management maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.

Item 2. Properties.
As of December 31, 2023, the Company operated 192 dispensaries in eight U.S. states and operated 16 cultivation and processing facilities in seven U.S. states. Substantially all of our dispensaries are leased. The cultivation, processing and related facilities provide us with approximately 4 million square feet. Certain of these owned properties are subject to commercial mortgages. Refer to Note 11. Notes Payable to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on our mortgages. The Company believes its facilities are suitable and adequate to meet its current needs. The Company's corporate headquarters is in Quincy, Florida.
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

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume (#)

Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$5.22	$8.43	20,003,628
Third Quarter (September 30, 2023)	4.68	10.12	30,922,434
Second Quarter (June 30, 2023)	5.20	7.63	26,217,104
First Quarter (March 31, 2023)	7.48	10.04	19,669,724

Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$8.72	$21.60	31,338,044
Third Quarter (September 30, 2022)	11.53	19.77	17,985,615
Second Quarter (June 30, 2022)	14.51	27.42	24,446,760
First Quarter (March 31, 2022)	21.71	34.61	26,884,845
Source: Bloomberg.
The Subordinate Voting Shares are also traded on the OTCQX under the symbol “TCNNF.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated.

Period	Low Trading Price ($)	High Trading Price ($)	Volume (#)

Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$3.85	$6.17	23,042,292
Third Quarter (September 30, 2023)	3.45	7.45	26,647,373
Second Quarter (June 30, 2023)	3.87	5.78	19,621,301
First Quarter (March 31, 2023)	5.59	7.50	25,890,697

Year Ended December 31, 2022
Fourth Quarter (December 31, 2022)	$6.39	$16.11	27,927,795
Third Quarter (September 30, 2022)	8.29	15.20	15,699,686
Second Quarter (June 30, 2022)	11.28	21.99	17,861,958
First Quarter (March 31, 2022)	16.99	27.44	26,432,828
Source: Bloomberg.
The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.
Holders of Record
As of December 31, 2023, there were approximately 350 shareholders of record of our Subordinate Voting Shares and 14 holders of record of our Multiple Voting Shares.

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
Stock Performance Graph
The following performance graph and related information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates it by reference into such a filing: the SEC requires the Company to include a line graph presentation comparing cumulative five year stock returns with a broad-based stock index and either a nationally recognized industry index or an index of peer companies selected by the Company. The Company has chosen to use the Russell 2000 Index as the broad-based index.
The graph compares the cumulative total shareholder return on our Subordinate Voting Shares (Ticker: TCNNF) with the comparative cumulative total return of the Russell 2000 Index and our selected peer group, assuming an initial investment of $100 in cash, with reinvestment of any dividends, from December 31, 2018 through December 31, 2023. The returns of each company in the peer group have been weighted to reflect their market capitalization. The returns shown are based on historical results and are not intended to suggest future performance. The total return on our Subordinate Voting Shares was (36)% during the performance period, as compared with a total return during the same period of (16)% for the market-cap weighted average return of our selected peer group, and 61% for the Russell 2000 Index.

Stock Performance Graph
$400
$350
$300
$250
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Trulieve Cannabis Corp.
Russell 2000
Peer Group

Our selected peer group is comprised of:
•Cresco Labs Inc. (Ticker: CRLBF)
•Curaleaf Holdings Inc. (Ticker: CURLF)
•Green Thumb Industries Inc. (Ticker: GTBIF)
•Verano Holdings Corp. (Ticker: VRNOF) - first publicly traded in 2022 and reweighed to the peer group

Recent Sales of Unregistered Securities
All sales of unregistered securities during the year ended December 31, 2023 were reported in a Form 8-K or Form 10-Q filed with the SEC, if applicable.
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
Overview
Trulieve is a vertically integrated cannabis company and multi-state operator which currently holds licenses to operate in nine states. Headquartered in Quincy, Florida, we are the largest cannabis retailer in the United States with market leading retail operations in Arizona, Florida, Georgia, Pennsylvania, and West Virginia. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education, and expansion of our distribution network.
All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio have already or are in the process of developing and launching programs permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries that hold licenses and have entered into managed service agreements in the states in which they operate.
As of December 31, 2023, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	131	6
Arizona	21	3
Pennsylvania	20	3
West Virginia	10	1
Georgia	5	1
Maryland	3	1
Ohio	1	—
Connecticut	1	—
Colorado	—	1
Total	192	16

Components of Results of Continuing Operations
Revenue
Revenue is primarily derived from cannabis and cannabis related products we cultivate, process, distribute, and sell to our customers and through our wholesale distribution channels.

Gross Profit
Gross profit includes revenue less the costs directly attributable to the cultivation and production of cannabis and from wholesale purchases made from other licensed producers within the markets in which the Company operates. Costs of goods sold include the costs directly attributable to the production of inventory and amounts incurred in the cultivation and manufacturing process of finished goods, such as flower, concentrates, and edibles, as well as packaging and other supplies, fees for services and processing, and allocated overhead which includes depreciation and amortization of property and equipment associated with cultivation and production, allocations of rent, administrative salaries, utilities, and related costs. Cannabis costs are affected by various state regulations that limit the sourcing and procurement of cannabis product, which may create fluctuations in margins over comparative periods as the regulatory environment changes.
Sales and Marketing
Sales and marketing expenses primarily consist of expenses related to advertising costs and marketing programs for our products and personnel related costs to manage and staff our dispensaries. As we continue to expand and open additional dispensaries, and gain additional customers, we expect our sales and marketing expenses to continue to increase.
General and Administrative
General and administrative expenses are primarily related to personnel costs, including salaries, incentive compensation, benefits, and other professional service costs, including legal, accounting and acquisition related costs. We expect to continue to invest in this area to support our expansion plans, as we are able to access additional medical and adult-use markets, to further support the growth of the cannabis industry. Other general and administrative expenses consist of travel, general office supplies and monthly services, facilities and occupancy, insurance, and director fees.
Depreciation and Amortization
Depreciation and amortization consists of depreciation of property and equipment and right-of-use assets, and amortization of intangible assets, including cannabis licenses and internally developed software.
Other Income (Expense)
Other income (expense) consists primarily of interest expense, interest income on money market accounts and notes receivable, gain on debt extinguishment, and the impact of the revaluation of the liability classified warrants and our interest rate swap.
Provision for Income Taxes

Provision for income taxes is calculated using the asset and liability method. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The IRS has taken the position that cannabis companies are subject to the limits of IRC Section 280E under which they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code.
Results of Continuing Operations
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022 and 2021 for continuing operations, except as noted. Refer to Note 19. Discontinued Operations to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional financial information related to our discontinued operations.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	2023		2022		2023 vs. 2022
	(in thousands)
Statement of operations data:	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount Change
Revenue	$1,129,193	100.0%	$1,218,229	100.0%	$(89,036)
Cost of goods sold	540,565	47.9%	529,102	43.4%	11,463
Gross profit	588,628	52.1%	689,127	56.6%	(100,499)
Expenses:
Sales and marketing	240,165	21.3%	277,563	22.8%	(37,398)
General and administrative	145,997	12.9%	169,471	13.9%	(23,474)
Depreciation and amortization	109,825	9.7%	116,381	9.6%	(6,556)
Impairments and disposals of long-lived assets, net	6,664	0.6%	75,547	6.2%	(68,883)
Impairment of goodwill	307,590	27.2%	—	0.0%	307,590
Total expenses	810,241	71.8%	638,962	52.5%	171,279
(Loss) income from operations	(221,613)	(19.6%)	50,165	4.1%	(271,778)
Other income (expense):
Interest expense, net	(81,569)	(7.2%)	(73,422)	(6.0%)	(8,147)
Interest income	6,164	0.5%	1,631	0.1%	4,533
Gain on debt extinguishment, net	5,937	0.5%	—	—%	5,937
Other income, net	6,544	0.6%	2,388	0.2%	4,156
Total other expense, net	(62,924)	(5.6%)	(69,403)	(5.7%)	6,479
Loss before provision for income taxes	(284,537)	(25.2%)	(19,238)	(1.6%)	(265,299)
Provision for income taxes	151,358	13.4%	163,380	13.4%	(12,022)
Net loss from continuing operations	(435,895)	(38.6%)	(182,618)	(15.0%)	(253,277)
Net loss from discontinued operations, net of tax benefit of $4,101 and $12,223, respectively	(97,241)	(8.6%)	(70,109)	(5.8%)	(27,132)
Net loss	(533,136)	(47.2%)	(252,727)	(20.7%)	(280,409)
Less: net loss attributable to non-controlling interest from continuing operations	(5,147)	(0.5%)	(3,994)	(0.3%)	(1,153)
Less: net loss attributable to non-controlling interest from discontinued operations	(1,193)	(0.1%)	(2,669)	-0.2%	1,476
Net loss attributable to common shareholders	$(526,796)	(46.7%)	$(246,064)	(20.2%)	$(280,732)
Revenue
Revenue for the year ended December 31, 2023 was $1.13 billion, a decrease of $89.0 million or 7.3%, from $1.22 billion for the year ended December 31, 2022. The decrease in revenue is due to a $74.9 million decrease in retail revenue and a $11.7 million decrease in wholesale revenue. The Company operated 192 and 178 dispensaries as of December 31, 2023 and December 31, 2022, respectively. We experienced increased competition and promotional activity in certain retail markets and also shed underperforming retail assets. The reduction in wholesale revenues is primarily due to a focus on higher margin retail sales in certain markets.

Cost of Goods Sold
Cost of goods sold for the year ended December 31, 2023 was $540.6 million, an increase of $11.5 million or 2.2%, from $529.1 million for the year ended December 31, 2022. Cost of goods sold as a percentage of revenue was 47.9% for the year ended December 31, 2023 as compared to 43.4% for the year ended December 31, 2022. The increase was primarily due to increased depreciation related to capital expenditures to support business growth totaling $10.3 million. Additional factors impacting the change include inventory reduction efforts to right-size inventory levels, the continued ramping of new production facilities in existing markets where additional economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, which yield lower margin than our vertical markets. The Company also incurred additional costs related to excess capacity in certain temporarily idled facilities.
Gross Profit
Gross profit for the year ended December 31, 2023 was $588.6 million, a decrease of $100.5 million or 14.6%, from $689.1 million for the year ended December 31, 2022. Gross profit as a percentage of revenue was 52.1% for the year ended December 31, 2023 as compared to 56.6% for the year ended December 31, 2022, resulting from increased promotional activity in certain retail markets, price compression in certain markets, a change in product mix to value tier brands driven by customer demand, initiatives to reduce inventory levels and costs related to excess capacity in certain temporarily idled facilities.
Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2023 was $240.2 million, a decrease of $37.4 million, or 13.5%, from $277.6 million for the year ended December 31, 2022. Sales and marketing expense as a percentage of revenue decreased 21.3% for the year ended December 31, 2023 as compared to 22.8% for the year ended December 31, 2022. The decrease is primarily due to approximately $36.3 million in savings from reduced headcount and redundant positions and reduced costs related to integration and share-based compensation, which was partially offset by increased advertising costs of $3.9 million due to adding additional marketing platforms and an increase in costs driven by the increased retail store count.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2023 was $146.0 million, a decrease of $23.5 million or 13.9% from $169.5 million for the year ended December 31, 2022. General and administrative expense as a percentage of revenue decreased from 13.9% to 12.9%. The decrease is primarily due to the absence of the $18.5 million expense recognized last year related to the Watkins earnout.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2023 was $109.8 million, a decrease of $6.6 million, or 5.6%, from $116.4 million for the year ended December 31, 2022. The decrease in depreciation and amortization expense was attributable to certain intangible assets becoming fully amortized in the prior year.
Impairment and Disposal of Long-lived Assets, Net
Loss on impairment and disposal of long-lived assets for the year ended December 31, 2023 was $6.7 million, a decrease of $68.9 million as compared to $75.5 million for the year ended December 31, 2022. The decrease is primarily due to the non-recurrence of 2022 impairment activities in which we exited facilities related to a legacy acquisition. Our current year activity is primarily related to asset disposals in California and Connecticut, which was partially offset with a gain on lease termination in the California market.

Impairment of Goodwill
Impairment of goodwill for the year ended December 31, 2023 was $307.6 million compared to zero for the year ended December 31, 2022. Based on the results of the Company's goodwill impairment procedures in the second quarter of 2023, the Company recorded $307.6 million in goodwill impairment.
Interest Expense, Net
Interest expense, net for the year ended December 31, 2023 was $81.6 million, an increase of $8.1 million, or 11.1%, from $73.4 million for the year ended December 31, 2022. The increase is primarily the result of a full year of interest expense associated with the mortgage notes which closed in December 2022, which was partially offset by a reduction in capitalized interest of $4.9 million.
Interest Income
Interest income for the year ended December 31, 2023 was $6.2 million, an increase of $4.5 million, or 277.9%, from $1.6 million for the year ended December 31, 2022. The increase is due to an increase in overnight cash sweeps into high-yield money market fund accounts.
Gain on Extinguishment of Debt, net
Gain on extinguishment of debt, net was $5.9 million for the year ended December 31, 2023, compared to zero for the year ended December 31, 2022. The gain on debt extinguishment, net was from an open market purchase of our private placement notes, "2026 Notes - Tranche One", that resulted in the extinguishment of $57.0 million in principal at a discount of 16.5% with a recognized gain of $8.2 million on the extinguishment. This was partially offset by a $2.4 million loss on extinguishment in the fourth quarter of 2023 when we completed the early redemption of both of the "June Notes" and the "November Notes", with a principle of $130.0 million, which represented a redemption price of 100% of the principal amounts outstanding.
Other Income, Net
Other income, net was $6.5 million for the year ended December 31, 2023, an increase of $4.2 million, or 174.0%, from $2.4 million for the year ended December 31, 2022. The increase is primarily related to insignificant non-recurring settlements.

Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2023 was $151.4 million, a decrease of $12.0 million from $163.4 million for the year ended December 31, 2022. Provision for income taxes as a percentage of revenue was consistent with the prior year at 13.4%.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,
	2022		2021		2022 vs. 2021
	(in thousands)
Statement of operations data:	Amount	Percentage of revenue	Amount	Percentage of revenue	Amount Change
Revenue	$1,218,229	100.0%	$931,934	100.0%	286,295
Cost of goods sold	529,102	43.4%	365,360	39.2%	163,742
Gross profit	689,127	56.6%	566,574	60.8%	122,553
Expenses:
Sales and marketing	277,563	22.8%	211,905	22.7%	65,658
General and administrative	169,471	13.9%	99,456	10.7%	70,015
Depreciation and amortization	116,381	9.6%	45,791	4.9%	70,590
Impairment and disposal of long-lived assets, net	75,547	6.2%	5,371	0.6%	70,176
Total expenses	638,962	52.5%	362,523	38.9%	276,439
Income from operations	50,165	4.1%	204,051	21.9%	(153,886)
Other income (expense):
Interest expense, net	(73,422)	(6.0)%	(29,121)	(3.1%)	(44,301)
Interest income	1,631	0.1%	205	—%	1,426
Other income, net	2,388	0.2%	1,112	0.1%	1,276
Total other expense, net	(69,403)	(5.7)%	(27,804)	(3.0%)	(41,599)
(Loss) income before provision for income taxes	(19,238)	(1.6)%	176,247	18.9%	(195,485)
Provision for income taxes	163,380	13.4%	145,722	15.6%	17,658
Net (loss) income from continuing operations	(182,618)	(15.0)%	30,525	3.3%	(213,143)
Net loss from discontinued operations, net of tax benefit (provision) of $12,223 and $(339), respectively	(70,109)	(5.8)%	(13,080)	(1.4%)	(57,029)
Net (loss) income	(252,727)	(20.7)%	17,445	1.9%	(270,172)
Less: net loss attributable to non-controlling interest from continuing operations	(3,994)	(0.3)%	(587)	(0.1%)	(3,407)
Less: net loss attributable to non-controlling interest from discontinued operations	(2,669)	(0.2)%	—	—%	(2,669)
Net (loss) income attributable to common shareholders	$(246,064)	(20.2)%	$18,032	1.9%	$(264,096)
Revenue
Revenue for the year ended December 31, 2022, was $1.22 billion, an increase of $286.3 million or 30.7% from $931.9 million for the year ended December 31, 2021. The increase in revenue is due to contributions from acquisitions, most notably, Harvest Health & Recreation, Inc. ("Harvest") in October 2021 and Anna Holdings, LLC ("Keystone Shops") in July 2021, continued expansion into new states such as Massachusetts and West Virginia, and additional dispensaries opened in existing markets.

Cost of Goods Sold
Cost of goods sold for the year ended December 31, 2022, was $529.1 million, an increase of $163.7 million, or 44.8%, from $365.4 million for the year ended December 31, 2021, primarily in correlation with the increase in revenues. Cost of goods sold as a percentage of revenue was 43.4% for the year ended December 31, 2022 as compared to 39.2% for the year ended December 31, 2021, primarily due to increased depreciation related to capital expenditures to support business growth, new production facilities in existing markets where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in sale of third-party products, and therefore yield lower margin than our vertical markets.
Gross Profit
Gross profit for the year ended December 31, 2022, was $689.1 million, an increase of $122.6 million, or 21.6%, from $566.6 million for the year ended December 31, 2021. Gross profit as a percentage of revenue was 56.6% for the year ended December 31, 2022 as compared to 60.8% for the year ended December 31, 2021, due to higher revenue offset by many factors including, increased wholesale business, which is generally lower margin than retail sales, increased depreciation related to capital expenditures to support business growth, new production facilities where economies of scale are anticipated in the future, and expansion into new markets which are not fully vertical, resulting in the sale of third-party products, and therefore yield lower margin than our vertical markets.
Sales and Marketing Expense
Sales and marketing expense for the year ended December 31, 2022, was $277.6 million, an increase of $65.7 million, or 31.0%, from $211.9 million for the year ended December 31, 2021, but remained consistent as a percentage of revenue. The increase in sales and marketing is the result of a higher headcount for the year, as we continue to add additional dispensaries in efforts to maintain and further drive higher growth in sales and market share as well as expanding into new markets.
General and Administrative Expense
General and administrative expense for the year ended December 31, 2022, was $169.5 million, an increase of $70.0 million, or 70.4%, from $99.5 million for the year ended December 31, 2021. General and administrative expense as a percentage of revenue increased from 10.7% to 13.9%. The increase in general and administrative expense is the result of entering new markets, ramping our infrastructure to support growth initiatives, repositioning of facilities which have been temporarily idled, and amounts related to specific non-recurring items such as legal settlements. We also contributed $20.0 million to the Smart and Safe Florida campaign in 2022.
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2022, was $116.4 million, an increase of $70.6 million, or 154.2%, from $45.8 million for the year ended December 31, 2021. The overall increase in depreciation and amortization expense is due to increased depreciation from acquired facilities, and increased amortization related to acquired licenses and other intangibles, from the investment in infrastructure for additional dispensaries and cultivation facilities.
Impairment and Disposal of Long-lived Assets, Net
Loss on impairment and disposal of long-lived assets for the year ended December 31, 2022, was $75.5 million, an increase of $70.2 million as compared to $5.4 million for the year ended December 31, 2021. The increase is primarily due to exited facilities and the repositioning of assets, primarily in our Southeast hub. The activity in 2021 primarily consisted of the write-off of certain licenses in our Southwest hub due to market changes and the disposal of certain long-lived assets.

Interest Expense, net
Interest expense, net for the year ended December 31, 2022 was $73.4 million, an increase of $44.3 million from $29.1 million for the year ended December 31, 2021. The increase is related to additional interest on private placement notes of $31.5 million, construction finance liabilities of $8.1 million, and finance leases of $2.2 million, to support business growth.
Interest Income

    Interest income for the year ended December 31, 2022 was $1.6 million, an increase of $1.4 million from $0.2 million for the year ended December 31, 2021. The increase was primarily due to additional interest earned on notes receivable acquired and entered into during the fourth quarter of 2021.
Other Income, Net
Other income, net for the year ended December 31, 2022 was $2.4 million, an increase of $1.3 million from $1.1 million for the year ended December 31, 2021. The increase is primarily due to a $2.6 million revaluation of warrants partially offset by a one time sales tax contingency.

Provision for Income Taxes
The provision for income taxes for the year ended December 31, 2022 was $163.4 million, an increase of $17.7 million from $145.7 million for the year ended December 31, 2021. Provision for income taxes as a percentage of revenue decreased from 15.6% to 13.4%. The increase in income tax expense is primarily due to the increase in gross profit as a result of increased revenue, partially offset by a more favorable tax position on intercompany management fees. In the third quarter of 2022, the Company adopted a more favorable tax position with respect to intercompany management fees based on an IRS position taken in audit of similar businesses.

Management’s Use of Non-GAAP Measures
Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA adjusts the following items from net income: interest expense, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as inventory step-up for fair value adjustments in purchase accounting, integration and transition costs, acquisition and transaction costs, other non-recurring costs such as contributions to specific initiative campaigns (such as Smart and Safe Florida), expenses related to the COVID-19 pandemic, impairments and disposals of long-lived assets including goodwill, the results of entities consolidated as variable interest entities ("VIEs") but not legally controlled and operated by the Company, discontinued operations, share-based compensation, and other income and expense items. Integration and transition costs include those costs related to integration of acquired entities and to transition major systems or processes. Acquisition and transaction costs relate to specific transactions such as acquisitions whether contemplated or completed and regulatory filings and costs related to equity and debt issuances. Other non-recurring costs include miscellaneous items which are not expected to recur frequently such as inventory adjustments related to specific issues and unusual litigation.
We report Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measures noted above are metrics that have been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

As noted above, our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of net income, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, has been included herein immediately following our discussion of “Adjusted EBITDA”.
Adjusted EBITDA
Adjusted EBITDA was $322.3 million for the year ended December 31, 2023, a decrease of $75.9 million, or 19%, from $398.2 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA in 2023 was primarily due to increased competition and margin pressure which was partially offset by efficiencies in payroll costs primarily in our retail locations and streamlining efforts.
Adjusted EBITDA was $398.2 million for the year ended December 31, 2022, an increase of $13.5 million, or 3%, from $384.8 million for the year ended December 31, 2021. The increase in Adjusted EBITDA in 2022 was primarily due to the acquisition of Harvest Health and Recreation in the fourth quarter of 2021 and the resulting growth in sales and synergies.
The following table presents a reconciliation of GAAP net (loss) income to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Year Ended December 31,
	2023	2022	2021

	(in thousands)
Net (loss) income attributable to common shareholders	$(526,796)	$(246,064)	$18,032
Add (deduct) impact of:
Interest expense, net	81,569	73,422	29,121
Interest income (1)	(6,164)	(1,631)	(205)
Provision for income taxes	151,358	163,380	145,722
Depreciation and amortization	109,825	116,381	45,791
Depreciation included in cost of goods sold	57,195	46,933	21,232
EBITDA (Non-GAAP)	$(133,013)	$152,421	$259,693
Impairment of goodwill	$307,590	$—	$—
Impairments and disposals of long-lived assets, net	6,664	75,547	5,371
Legislative campaign contributions	20,062	20,000	—
Integration and transition costs	26,889	21,042	25,601
Share-based compensation	10,575	18,124	13,444
Gain on debt extinguishment, net	(5,937)	—	—
Other income, net	(6,544)	(2,388)	(1,112)
Discontinued operations, net of tax, attributable to common shareholders	96,048	67,440	13,080
Acquisition and transaction costs	—	24,757	15,831
Other non-recurring costs	—	19,494	5,053
Inventory step up, fair value	—	1,048	41,189
COVID related expenses	—	783	6,188
Results of entities not legally controlled	—	(19)	458
Total adjustments	455,347	245,828	125,103
Adjusted EBITDA (Non-GAAP)	$322,334	$398,249	$384,796
(1) Interest Income for the year ended December 31, 2022 and 2021, of $(1.6) million and $(0.2) million, respectively, was reclassified from other income, net to interest income in the presentation above.

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from operations and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. The Company has and expects to retain additional cash from operations, starting in the second half of 2023, due in part to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.
Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, income tax payments, and acquisitions. Working capital is used principally to run the business including our personnel and related investments, as well as costs related to the growth, manufacture, production, and distribution of our products. Our capital expenditures consist primarily of additional facilities and dispensaries, and improvements to existing facilities. Our debt service payments consist primarily of interest payments. Acquisitions consist of expanding the cultivation and dispensary footprint.
Cash and cash equivalents were $201.4 million as of December 31, 2023. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Annual Report on Form 10-K through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:
•Cash from ongoing operations
•Debt - the Company has the ability to obtain additional debt from additional creditors
•Market offerings - the Company has the ability to offer equity to obtain additional funding
In September 2023, we completed the open market repurchase of $57.0 million of our senior secured notes, due October 6, 2026, for a purchase price of $47.6 million, excluding fees and accrued interest. In December 2023, we completed the early redemption of our 9.75% senior secured notes due June 11, 2024 for a purchase price of $130.0 million, excluding accrued interest. These are collectively referred to as the private placement notes. In December 2023, we also completed a $25.0 million mortgage note with an interest rate of 8.31%. We expect to realize net interest savings of approximately $10.0 million as a result of these three transactions.
Cash Flows
The consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods ended December 31:

	2023	2022	2021

	(in thousands)
Net cash provided by operating activities	$201,841	$23,096	$12,898
Net cash used in investing activities	(37,470)	(215,057)	(215,184)
Net cash (used in) provided by financing activities	(175,585)	177,796	289,232
Net (decrease) increase in cash and cash equivalents	$(11,214)	$(14,165)	$86,946

Cash Flow from Operating Activities
Net cash provided by operating activities was $201.8 million for the year ended December 31, 2023, an increase of $178.7 million, compared to $23.1 million in net cash provided by operating activities during the year ended December 31, 2022. The improvement is due to the execution of the Company's inventory wind-down strategy, as well as the impacts of income tax accruals and the impact of lower sales & marketing and general & administrative expenses in 2023 compared to 2022. This was offset by reduced gross margins for 2023 as compared to 2022.
Net cash provided by operating activities was $23.1 million for the year ended December 31, 2022, an increase of $10.2 million, compared to $12.9 million in net cash provided by operating activities for the year ended December 31, 2021. This is primarily due the timing of income tax payments that were offset by increases in inventory.
Cash Flow from Investing Activities
Net cash used in investing activities was $37.5 million for the year ended December 31, 2023, a decrease of $177.6 million, compared to $215.1 million in net cash used in investing activities for the year ended December 31, 2022. The primary use of cash in both periods was the purchase of property and equipment, with the prior period having significantly more purchases of property and equipment due to the Company's build out of facilities primarily at our cultivation sites in Florida and other markets including Pennsylvania and West Virginia. Additionally, the prior period included the cash payment of $27.8 million related to the acquisition of the Watkins Cultivation Operation.
Net cash used in investing activities was $215.1 million for the year ended December 31, 2022, a decrease of $0.1 million, compared to $215.2 million in net cash used in investing activities for the year ended December 31, 2021. The decrease is mainly due to the decrease of property and equipment purchases offset by cash provided by the Harvest acquisition.
Cash Flow from Financing Activities
Net cash used in financing activities was $175.6 million for the year ended December 31, 2023, an increase of $353.4 million, compared to $177.8 million in net cash provided by financing activities for the year ended December 31, 2022. This change is primarily related to $177.6 million in payments on our senior secured notes, due October 6, 2026 and senior secured notes due June 11, 2024, collectively referred to as the private placement notes. These notes were extinguished early in an effort to save on interest and take advantage of favorable market conditions. Additionally, a decrease in proceeds from borrowings of approximately $141.5 million further contributed to the increase in cash used in financing activities in 2023 relative to 2022.
Net cash provided by financing activities was $177.8 million for the year ended December 31, 2022, a decrease of $111.4 million, compared to $289.2 million in net cash provided by financing activities for the year ended December 31, 2021. The decrease is primarily related to a decrease in proceeds from borrowings compared to the prior year.
Balance Sheet Exposure
As of December 31, 2023 and 2022, 100% of our balance sheet is exposed to U.S. cannabis-related activities, and substantially all our revenue is derived from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Annual Report on Form 10-K.

Contractual Obligations
As of December 31, 2023, we had the following contractual obligations to make future payments, representing material contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total
	(in thousands)
Notes payable	$3,751	$8,986	$93,233	$15,783	$121,753
Private placement notes	—	368,000	—	—	368,000
Operating lease liabilities	21,452	42,180	39,532	81,820	184,984
Finance lease liabilities	14,129	27,392	24,252	34,247	100,020
Construction finance liabilities	22,498	46,941	49,659	295,672	414,770
Lease settlements	1,008	864	857	2,226	4,955
Total (1)	$62,838	$494,363	$207,533	$429,748	$1,194,482
(1)Includes liabilities due in relation to our discontinued operations and excludes $180.4 million of uncertain tax position liabilities as we cannot make a reasonably reliable estimate of the period of potential cash settlement with the respective taxing authorities.
For additional information on our commitments for financing arrangements, future lease payments, lease guarantees, uncertain tax position, and other obligations, see Item 8, Note 11. Notes Payable, Note 12. Private Placement Notes, Note 13. Leases, Note 14. Construction Finance Liabilities, Note 18. Income Taxes, Note 19. Discontinued Operations, and Note 23. Commitments And Contingencies.
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
Significant judgments, estimates, and assumptions that have the most significant effect on the amounts recognized in the consolidated financial statements are described below. See Note 3. Summary Of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.
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
In determining the fair value of all identifiable assets, liabilities and contingent liabilities acquired, the most significant estimates relate to contingent consideration and intangible assets. Management exercises judgment in estimating the probability and timing of when earn-outs are expected to be achieved, which is used as the basis for estimating fair value. For any intangible asset identified, depending on the type of intangible asset and the complexity of determining its fair value, an independent valuation expert or management may develop the fair value, using appropriate valuation techniques, which are generally based on a forecast of the total expected future net cash flows.

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

Income Taxes
The Company uses the asset and liability method to account for income taxes. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The IRS has taken the position that cannabis companies are subject to the limits of IRC Section 280E under which they are only allowed to deduct expenses directly related to the cost of producing the products or cost of production. The Company has taken a position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code.
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

The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities, and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of a reporting unit with the carrying amount, including goodwill. If the Company would conclude a quantitative impairment test is required, the Company would review fair value techniques for the most appropriate technique generally applying the income approach by using discounted cash flow (“DCF”) analyses. Determining fair value requires the Company to make judgments about appropriate forecasted revenue and related revenue growth rate, the earnings before interest, taxes, depreciation, and amortization ("EBITDA") margins rate and the weighted average cost of capital. The cash flows employed in the DCF analysis are based on the forecast of the reporting unit, long-term business plan and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit and market conditions. Given the inherent uncertainty in determining the assumptions underlying a DCF analysis, actual results may differ from those used in our valuations. The reporting unit may be at risk of failing the quantitative impairment test if it has a fair value that is not substantially in excess of the carrying amount at the assessment date.
During the three months ended June 30, 2023, the Company identified one event as a risk indicator for goodwill impairment, which was a decline in the Company's share price negatively affecting the Company's market capitalization. The Company concluded the decline in stock price was a triggering event to perform an interim quantitative goodwill impairment test, as of June 30, 2023, specific to the stock price decline and resulting market capitalization of the Company. As the sole risk to the value of goodwill was the stock price, the Company concluded it most appropriate to apply a market approach. The results of the Company’s interim test for impairment as of June 30, 2023, utilizing a market approach, indicated that the reporting unit's fair value fell below the carrying value. Based on the results of the goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit in the second quarter of 2023.
For the Company's 2023 annual impairment test, the Company performed a Step Zero assessment. Other than the event that existed and was isolated to the three months ending June 30, 2023, as outlined above, as of December 31, 2023, the Company did not identify any events or changes in circumstances that would indicate the carrying amount of goodwill may be impaired. The Company did not identify any impairment of its goodwill during the years ended December 31, 2022 or 2021.
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
Leases
ASC Topic 842 is a standard that requires lessees to increase transparency and comparability among organizations by requiring the recognition of Right of Use Assets “ROU” assets and lease liabilities on the balance sheet. The requirements of this standard include a significant increase in required disclosures to meet the objectives of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
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
Share Based Compensation
We account for share-based compensation expense in accordance with FASB ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of share-based compensation expense based on estimated fair values, for all stock-based payment awards made to employees. We measure the share-based payment awards based on its estimated fair value of the awards using the Black-Scholes option pricing model for warrants and options, and the fair value of the Company’s common stock on the date of grant for restricted stock units ("RSUs").
Acquisitions
We account for business combinations using the acquisition method in accordance with Accounting Standards Codification ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.
Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized within the consolidated statements of operations.
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
Recent Accounting Pronouncements
A discussion of recently issued accounting standards applicable to the Company is described in Note 3. Summary Of Significant Accounting Policies, in the notes to the consolidated financial statements contained elsewhere in this Report, and we incorporate such discussion by reference herein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Banking Risk
Notwithstanding that a majority of states have legalized medical marijuana, there has been no change in U.S. Federal banking laws related to the deposit and holding of funds derived from activities related to the marijuana industry. Given that U.S. Federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate our Company, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. We have banking relationships in all jurisdictions in which we operate. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial position.
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
Credit Risk
Management does not believe that the Company has significant credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2023. The Company reviews its trade receivable accounts and notes receivable regularly and reduces amounts to their expected realizable values by adjusting the allowance credit losses when management determines that the account may not be fully collectable. The Company applies ASC 326 Financial Instruments – Credit Losses for the measurement of expected credit losses, which uses an expected loss allowance model for all trade and notes receivables. The Company has adopted standardized credit policies and performs assessments in an effort to minimize those risks.
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
Interest Rate Risk
Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Our debt exposes us to risk of fluctuations in interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps ("Swaps") as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into one Swap contract during the year ended December 31, 2022, to hedge the floating rate term loans. Changes in market interest rates impact the fair value of our Swap contract, which was a liability of $2.3 million as of December 31, 2023. In addition to our private placement notes payable and long-term debt, we also have lease obligations and construction finance liabilities that bare interest. Interest rates on existing leases and construction finance liabilities typically do not change unless there is a modification to an underlying agreement. See Item 7, Liquidity and Capital Resources, and Item 8 of this Annual Report on Form 10-K for additional information.
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
Inflation Risk
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
In connection with the preparation of this Form 10-K, as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our management concluded that as of December 31, 2023, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting described below under the caption “—Material Weakness in Internal Control Over Financial Reporting.”
Management’s Report on Internal Control Over Financial Reporting
As of December 31, 2023, our management carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our controls over financial reporting and procedures using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the foregoing evaluation, our management concluded that our internal controls over financial reporting were not effective because of the material weaknesses identified in our internal control over financial reporting discussed below, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Material Weakness in Internal Control Over Financial Reporting
As of December 31, 2023, the following material weaknesses have been identified:
•Information technology general controls (ITGCs) were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted;
•Ineffective design, implementation, and documentation of management review controls related to the valuation of inventory.
While the control deficiencies did not result in a material misstatement to the Company’s consolidated financial statements for the year ending December 31, 2023, they did represent material weaknesses as of December 31, 2023, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.
Management’s Remediation Measures
Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken a number of remediation actions during the year ending December 31, 2023, and continues to address these deficiencies. The Company will not be able to conclude that the material weaknesses are remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that the controls are operating effectively. Remediation actions taken include the following:

Information technology:

• The Company continued to strengthen the design and implementation of logical access, change management, and IT operation controls through proper segregation of duties, monitoring controls, and the development of controls around critical jobs.

• The Company procured IT subject matter experts and created an Identity and Access Management team within Information Security to improve ownership and consistency of control execution including the user provisioning process and quarterly user access reviews.

• The Company implemented a formal management training and remediation program, which has promoted risk-based prioritization of remediating findings and a mechanism to track continuous improvement.
Inventory valuation:

The Company created a robust management review control process to:

•Document steps taken by management to perform the review, assess reasonableness, and investigate matters;

•Apply the appropriate level of precision and defined criteria to drive review and investigative procedures;

•Evidence the performance of each management review activity prescribed in the control; and

•Improve the validation of the completeness and accuracy of key reports used in inventory valuation controls.

The Company hired additional resources including:

•Additions to our cost accounting team with appropriate technical knowledge to support inventory accounting requirements;

•A leadership resource to lead internal controls efforts; and

•External resources to assist in the remediation efforts and internal control execution, as well as additional training to personnel.
Attestation Report of Independent Registered Public Accounting Firm
Marcum LLP, an independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which report follows below.

Changes in Internal Control Over Financial Reporting
Other than the ongoing remediation measures discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)Documents filed as a part of this Annual Report on Form 10-K:
(1)Financial Statements—See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules—See Index to Financial Statements and Financial Statement Schedule at Item 8 of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.
(3)Index to Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

2.1
Merger Agreement, dated September 11, 2018, by and between Schyan Exploration Inc./Exploration Schyan Inc., Schyan Sub, Inc., and Trulieve, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

2.2
Arrangement Agreement, dated May 10, 2021, between Trulieve Cannabis Corp. and Harvest Health & Recreation Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

3.1
Articles of Trulieve Cannabis Corp., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.1
Subordinate Voting Shares Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.7
Trust Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.8
Warrant Indenture, dated June 18, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.9
Supplemental Warrant Indenture, dated November 7, 2019, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.10
Supplemental Warrant Indenture, dated December 10, 2020, by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

4.11
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2023 (File No. 000-56248)).

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

10.2‡
Form of Director and Officer Indemnity Agreement, dated September 21, 2018, by and between Trulieve Cannabis Corp. and each of Kim Rivers, Thad Beshears, George Hackney, Richard S. May, Michael J. O’Donnell and Jason Pernell (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.3‡
Form of Share Distribution Agreement (Organized Trade), dated July 2020, by and between Trulieve Cannabis Corp. and F. Ashley May, Frederick B. May Family Irrevocable Trust – 2018, John B. May Family Irrevocable Trust 2018, Elizabeth Bailey May, Elizabeth S May, Frederick B. May, Peter T. Healy, John B. May Sr., Richard S. May, Susan E Thronson, Jason Pernell, Kim Rivers, Thomas L Millner and Shade Leaf Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.4‡
Share Distribution Agreement (Trading Plan), dated July 2020, by and between Trulieve Cannabis Corp. and Thad Beshears (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.5
Lease Agreement between One More Wish, LLC and Trulieve, Inc., dated April 29, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.6
Lease Agreement between One More Wish II, LLC and Trulieve, Inc., dated August 2018 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.7
Loan and Security Agreement, by and between Traunch Four, LLC, and George Hackney, Inc., dated May 24, 2018 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.8
Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Traunch Four, LLC, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 and that certain Second Amendment to Promissory Note dated as of March 2, 2021 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.90
Coattail Agreement, dated September 21, 2018, by and among Trulieve Cannabis Corp., Odyssey Trust Company and holders of the Super Voting Shares (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.10
Share Conversion Agreement by and between Trulieve Cannabis Corp. and Kim Rivers (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.11
Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Raymond Boyer, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.12
Registration Rights Agreement, dated November 12, 2020, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Gabriel A. Perlow, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.13
Promissory Note, dated May 24, 2018, by and between George Hackney, Inc., d/b/a Trulieve and Kim Rivers, as amended by that certain First Amendment to Promissory Note dated as of December 31, 2019 and that certain Second Amendment to Promissory Note dated as of March 2, 2021 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 12, 2021 (File No. 333-252052))

10.14
Registration Rights Agreement, dated July 7, 2021, by and among Trulieve Cannabis Corp., each of the shareholders set forth therein, and Michael J. Badey, as the representative of each of the shareholders set forth therein (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

10.15‡
Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Kimberly Rivers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.16‡
Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Alex D’Amico (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.17‡
Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Eric Powers (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021 (File No. 000-56248))

10.18‡
Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Kyle Landrum (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052)

10.19‡
Executive Employment Agreement, dated September 29, 2021, by and between Trulieve Cannabis Corp. and Tim Morey (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2022 (File No. 333-252052))

10.20‡
Executive Employment Agreement, dated January 3, 2023, by and between Trulieve Cannabis Corp. and Joy Malivuk (incorporated by reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 10, 2023 (File No. 000-56248)).

10.21+‡	Executive Employment Agreement, effective as of January 1, 2024, by and between Trulieve Cannabis Corp. and Wes Getman.

10.22+‡	Executive Employment Agreement, effective as of January 29, 2024, by and between Trulieve Cannabis Corp. and Marie Zhang.

10.23	Form of Voting Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.24	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.25‡
Harvest Health and Recreation Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 6, 2021 (File No. 333-260098))

10.26‡
Harvest Health and Recreation Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 6, 2021 (File No. 333-260098))

10.27‡	Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021 (File No. 000-56248))

10.28‡	Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by references to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-56248)).

10.29
Loan Agreement dated December 21, 2022 between Trulieve Capps Highway LLC and Valley National Bank, as agent, and the lenders named therein (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2023 (File No. 000-56248)).

10.30
First Amendment to Loan Agreement, dated as of May 9, 2023 and effective as of December 21, 2022 (incorporated by reference to Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 10, 2023 (File No. 000-56248)).

10.31
Second Amendment to Loan Agreement, dated as of May 9, 2023 (incorporated by reference to Exhibit 10.3 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 10, 2023 (File No. 000-56248)).

10.32+	Loan Agreement dated December 22, 2023 between Trulieve Centaury Way, LLC and First Federal Bank

21.1+	Subsidiaries of the Registrant as of December 31, 2023

23.1+	Consent, Marcum LLP

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Appendix A (Licenses and Permits)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
+ Filed herein.
‡ Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: February 29, 2024	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Kim Rivers, Wes Getman and Joy Malivuk as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim Rivers	Director, Chief Executive Officer	February 29, 2024
Kim Rivers	(Principal Executive Officer)

/s/ Wes Getman	Chief Financial Officer	February 29, 2024
Wes Getman	(Principal Financial Officer)

/s/ Joy Malivuk	Chief Accounting Officer	February 29, 2024
Joy Malivuk	(Principal Accounting Officer)

/s/ Thad Beshears	Director	February 29, 2024
Thad Beshears

/s/ Peter Healy	Director	February 29, 2024
Peter Healy

/s/ Richard May	Director	February 29, 2024
Richard May

/s/ Thomas Millner	Director	February 29, 2024
Thomas Millner

/s/ Jane Morreau	Director	February 29, 2024
Jane Morreau

/s/ Gianella Alvarez	Director	February 29, 2024
Gianella Alvarez

/s/ Susan Thronson	Director	February 29, 2024
Susan Thronson

TRULIEVE CANNABIS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Trulieve Cannabis Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trulieve Cannabis Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 (and our report dated February 29, 2024, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.
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
Valuation of Inventory

As described in Note 7, to the consolidated financial statements, the Company’s consolidated inventory related to cannabis inventory is $213.1 million. As discussed in Note 3, the Company’s inventory consists of raw materials (including cannabis plants and packaging materials), work in process and finished goods and is valued at the lower of cost and net realizable value. Significant inputs and assumptions used in the valuation of inventory (excluding any purchased finished goods) include attrition rates of plants, average yield per plant, cumulative stage of completion in the production process and allocation of cost of goods sold. In addition, the Company records a provision for slow-moving and obsolete inventory, which can involve a high degree of judgment. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand.

We identified the valuation of inventory as a critical audit matter because of the significance of this balance sheet item, the significant assumptions management makes with regards to its valuation of inventory and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s assumptions and estimates.

Addressing the matter involved performing the procedures and evaluating audit evidence, in connection with forming our overall opinion on the consolidated financial statements Our procedures related to the valuation of inventory included, among others, the following:

•We obtained an understanding and evaluated the design of the internal controls over management’s valuation of inventory.
•We evaluated the significant assumptions stated above and tested the completeness and accuracy of the underlying data used in management’s costing and valuation.
•Tested attrition rates, average yield and cumulative stage of completion including performing physical observations of the growing cannabis and assessing quantities and growth stage compared to the plant’s life cycle.
•Tested harvest and extraction yields including performing physical observations of each process.
•Tested management’s assumptions related to costs of goods sold, sales price and expected yields including evaluating whether the assumptions used were reasonable considering (i) historical actual information (ii) independent calculations and observations of these inputs (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.
•We evaluated management’s provision for slow-moving and obsolete inventory calculation by reviewing inputs, including historical sales activity versus on-hand inventory levels and current selling prices versus current cost.
Evaluation of Impairment
As described in Note 3 to the consolidated financial statements, the Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. During the period ended March 31, 2023, the Company performed an interim quantitative impairment test over its single reporting unit due to a sustained decline in its stock price and its impact on the Company’s market capitalization. The test was based on a weighted average of the income and market approaches. The income approach estimates the fair value of a reporting unit through a discounted cash flow model which estimates future cash flows and future operating performance, which include projected revenue, long-term growth rates, gross margins, capital expenditures, discount rates and the probability of achieving the estimated cash flows. The market approach incorporates comparable public companies and market multiples. As a result of its impairment test, the Company concluded that its goodwill was not impaired as of March 31, 2023. During the period ended June 30, 2023, because of a continued decline in the Company’s stock price, the Company estimated the fair value of its single reporting unit by measuring its market capitalization and a corresponding control premium as a market approach, which was also corroborated by other valuation techniques. The Company concluded that its goodwill was impaired based on its estimate of fair value of its reporting unit being lower than its carrying value and recognized a goodwill impairment charge of $307.6 million as of June 30, 2023.

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy of the business, a significant decrease in the market value of the assets or significant negative industry or economic trends. During the period ended March 31, 2023, the Company determined that certain long-lived assets, including intangible assets, in Massachusetts were impaired due to the competitive environment in the Massachusetts cannabis industry. The Company utilized a combination of the market, income, and cost approach for its impairment testing resulting in an impairment of $30.3 million, which consisted of property and equipment and intangible assets, as of March 31, 2023.

Auditing management’s evaluation of impairment is complex due to the judgments and assumptions required to assess management’s considerations of those factors identified above. Auditing these assumptions involved extensive audit effort, including the need to involve our valuation specialists, due to the complexity of these assumptions and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
The primary procedures we performed to address this critical audit matter included:

•We obtained an understanding and evaluated the design of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

•We compared the Company's projected revenue growth, gross profit margins and EBITDA margins with actual results to assess the Company's ability to accurately forecast.
•We evaluated the Company’s projected revenue growth by comparing the projections to the underlying business strategies and legislative trends to assess the probability of achieving such projections.
•We performed sensitivity analyses over significant assumptions to evaluate the impact of changes in the fair value of the reporting unit.
•With the assistance of our valuation specialists, we assessed the fair value methodologies utilized and tested significant assumptions including, among other items, the weighted average cost of capital and the discount rate.
•With the assistance of our valuation specialists, we evaluated the market approach, including evaluating the reasonableness of the selected market multiples based on guideline public companies.
•In addition, we tested management’s reconciliation of the fair value of the reporting unit to the Company’s market capitalization, including evaluating the comparable public company transactions identified and the implied control premium.
•With the assistance of our valuation specialists, we evaluated the cost approach used by management in evaluating the Massachusetts property, plant, and equipment fair value, including evaluating replacement cost calculations, land valuations, and comparable sales data.

Evaluation of uncertain tax positions

As discussed in Note 3 and Note 18 to the consolidated financial statements, the Company has taken uncertain tax positions based on legal interpretations that challenge its tax liability under Internal Revenue Code Section 280E and inventory costs for tax purposes in its Florida and West Virginia dispensaries. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2023, the Company accrued uncertain tax position liabilities of approximately $180.4 million.

Auditing management’s estimate of the amount of tax benefit that qualifies for recognition involved especially challenging auditor judgment because management’s estimate is complex, highly judgmental and based on interpretations of tax laws and legal rulings.

The primary procedures we performed to address this critical audit matter included:

•Obtained an understanding and evaluated the design of controls over Management’s accounting process for uncertain tax positions, including the controls over management’s review of the technical merits of its tax positions and the measurement of the amount of tax benefits that qualify for recognition.
•With the assistance of our tax specialists, we assessed the technical merits of the Company’s tax positions, including evaluating income tax interpretations and third-party advice obtained by the Company and the Company’s process of filing tax returns with uncertain tax positions.
•Evaluated the appropriateness of the Company’s accounting for its tax positions taking into consideration relevant federal and state income tax laws.
•Analyzed the Company’s assumptions and data used to determine the amount of tax benefit to recognize and tested the accuracy of the calculations.
•Evaluated the adequacy of the Company’s financial statement disclosures related to these tax matters.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
West Palm Beach, FL
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and Board of Directors of
Trulieve Cannabis Corp.
Adverse Opinion on Internal Control over Financial Reporting
We have audited Trulieve Cannabis Corp.’s (the "Company") internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2023 consolidated financial statements, and this report does not affect our report dated February 29, 2024 on those consolidated financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and related notes of the Company, and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
West Palm Beach, FL
February 29, 2024

TRULIEVE CANNABIS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	Year ended December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$201,372	$207,185
Restricted cash	6,607	6,607
Accounts receivable, net	6,703	6,507
Inventories	213,120	276,505
Prepaid expenses	17,620	11,031
Other current assets	23,735	51,247
Notes receivable - current portion	6,233	728
Assets associated with discontinued operations	1,958	33,733
Total current assets	477,348	593,543
Property and equipment, net	676,352	743,260
Right of use assets - operating, net	95,910	98,926
Right of use assets - finance, net	58,537	70,495
Intangible assets, net	917,191	984,797
Goodwill	483,905	791,495
Notes receivable, net	7,423	11,992
Other assets	10,379	12,768
Long-term assets associated with discontinued operations	2,010	93,129
TOTAL ASSETS	$2,729,055	$3,400,405
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$83,162	$82,023
Income tax payable	—	49,615
Deferred revenue	1,335	9,459
Notes payable - current portion	3,759	12,453
Operating lease liabilities - current portion	10,068	10,291
Finance lease liabilities - current portion	7,637	8,271
Construction finance liabilities - current portion	1,466	1,189
Contingencies	4,433	34,666
Liabilities associated with discontinued operations	2,989	2,328
Total current liabilities	114,849	210,295
Long-Term Liabilities:
Notes payable, net	115,855	94,247
Private placement notes, net	363,215	541,664
Operating lease liabilities	92,235	99,851
Finance lease liabilities	61,676	69,948
Construction finance liabilities	136,659	137,144
Deferred tax liabilities	206,964	224,903
Uncertain tax position liabilities	180,350	19,459
Other long-term liabilities	7,086	6,820
Long-term liabilities associated with discontinued operations	41,553	68,370
TOTAL LIABILITIES	1,320,442	1,472,701
Commitments and contingencies (see Note 23)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 186,235,818 and 185,987,512 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in-capital	2,055,112	2,045,003
Accumulated deficit	(640,639)	(113,843)
Non-controlling interest	(5,860)	(3,456)
TOTAL SHAREHOLDERS' EQUITY	1,408,613	1,927,704
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,729,055	$3,400,405
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share data)

	For the Years Ended December 31,
	2023	2022	2021
Revenue	$1,129,193	$1,218,229	$931,934
Cost of goods sold	540,565	529,102	365,360
Gross profit	588,628	689,127	566,574
Expenses:
Sales and marketing	240,165	277,563	211,905
General and administrative	145,997	169,471	99,456
Depreciation and amortization	109,825	116,381	45,791
Impairment and disposal of long-lived assets, net	6,664	75,547	5,371
Impairment of goodwill	307,590	—	—
Total expenses	810,241	638,962	362,523
(Loss) income from operations	(221,613)	50,165	204,051
Other income (expense):
Interest expense, net	(81,569)	(73,422)	(29,121)
Interest income	6,164	1,631	205
Gain on debt extinguishment, net	5,937	—	—
Other income, net	6,544	2,388	1,112
Total other expense, net	(62,924)	(69,403)	(27,804)
(Loss) income before provision for income taxes	(284,537)	(19,238)	176,247
Provision for income taxes	151,358	163,380	145,722
Net (loss) income from continuing operations	(435,895)	(182,618)	30,525
Net loss from discontinued operations, net of tax benefit (provision) of $4,101, $12,223, and $(339) respectively	(97,241)	(70,109)	(13,080)
Net (loss) income	(533,136)	(252,727)	17,445
Less: net loss attributable to non-controlling interest from continuing operations	(5,147)	(3,994)	(587)
Less: net loss attributable to non-controlling interest from discontinued operations	(1,193)	(2,669)	—
Net (loss) income attributable to common shareholders	$(526,796)	$(246,064)	$18,032
Net (loss) income per share - Continuing operations:
Basic	$(2.28)	$(0.95)	$0.22
Diluted	$(2.28)	$(0.95)	$0.21
Net loss per share - Discontinued operations:
Basic and diluted	$(0.51)	$(0.36)	$(0.09)
Weighted average number of common shares used in computing net (loss) income per common share:
Basic	188,974,176	187,995,317	139,366,940
Diluted	188,974,176	187,995,317	146,757,286
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except for share data)

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Balance, December 31, 2020	58,182,500	1,439,037	59,952,461	119,573,998	$328,214	$119,689	$—	$447,903
Share-based compensation	—	—	—	—	9,254	—	—	9,254
Exercise of stock options	—	—	75,716	75,716	352	—	—	352
Shares issued for cash - warrant exercises	—	—	569,533	569,533	7,672	—	—	7,672
Subordinate Voting Shares issued upon cashless warrant exercise	—	—	2,075,987	2,075,987	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(39,898)	(39,898)	(1,072)	—	—	(1,072)
Issuance of shares in private placement, net of issuance costs	—	—	5,750,000	5,750,000	217,896	—	—	217,896
Contingent consideration payable in shares	—	—	—	—	(2,800)	—	—	(2,800)
Conversion of Super Voting Shares to Subordinate Voting Shares	(3,021,100)	—	3,021,100	—	—	—	—	—
Conversion of Super Voting Shares to Multiple Voting Shares	(55,161,400)	55,161,400	—	—	—	—	—	—
Conversions of Multiple Voting to Subordinate Voting Shares	—	(4,683,438)	4,683,438	—	—	—	—	—
Adjustment of fair value of equity consideration for PurePenn, LLC	—	—	—	—	2,711	—	—	2,711
Adjustment of fair value of equity consideration for Keystone Relief Centers, LLC	—	—	—	—	1,004	—	—	1,004
Shares issued for Mountaineer Holding, LLC acquisition	—	—	60,342	60,342	2,470	—	—	2,470
Shares issued for Solevo Wellness West Virginia, LLC acquisition	—	—	11,658	11,658	445	—	—	445
Shares issued for Nature's Remedy of Massachusetts, Inc. acquisition	—	—	237,881	237,881	9,139	—	—	9,139
Shares issued for the Patient Centric of Martha's Vineyard Ltd. acquisition	—	—	258,383	258,383	10,012	—	—	10,012
Shares issued for Anna Holdings, LLC acquisition	—	—	1,009,336	1,009,336	35,385	—	—	35,385
Shares issued for Harvest Health & Recreation, Inc. acquisition	—	—	50,921,236	50,921,236	1,387,418	—	2,139	1,389,557
Net income (loss)	—	—	—	—	—	18,032	(587)	17,445
Balance, December 31, 2021	—	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373

	Super Voting Shares	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total
Share-based compensation	—	—	—	—	18,124	—	—	18,124
Exercise of stock options	—	—	59,971	59,971	156	—	—	156
Shares issued for cash - warrant exercises	—	—	1,428,262	1,428,262	19,238	—	—	19,238
Subordinate Voting Shares issued under share compensation plans	—	—	179,857	179,857	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(47,801)	(47,801)	(615)	—	—	(615)
Conversion of Multiple Voting Shares to Subordinate Voting Shares	—	(25,690,613)	25,690,613	—	—	—	—	—
Shares issued for PurePenn, LLC, Pioneer Leasing & Consulting LLC, and Solevo Wellness West Virginia, LLC earnout	—	—	3,626,295	3,626,295	—	—	—	—
Release of escrow shares	—	—	236,756	236,756	—	—	—	—
Distribution payable for acquisition of variable interest entity	—	—	—	—	—	(5,500)	—	(5,500)
Distribution	—	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	—	110	110
Measurement period adjustment - Harvest Health & Recreation, Inc.	—	—	—	—	—	—	1,595	1,595
Net loss	—	—	—	—	—	(246,064)	(6,663)	(252,727)
Balance, December 31, 2022	—	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	—	10,575	—	—	10,575
Subordinate Voting Shares issued under share compensation plans	—	—	334,611	334,611	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(86,305)	(86,305)	(466)	—	—	(466)
Distribution to variable interest entity	—	—	—	—	—	—	(50)	(50)
Consideration for purchase of variable interest entity	—	—	—	—	1,643	—	—	1,643
Deconsolidation of variable interest entity	—	—	—	—	(1,643)	—	3,862	2,219
Divestment of variable interest entity	—	—	—	—	—	—	124	124
Net loss	—	—	—	—	—	(526,796)	(6,340)	(533,136)
Balance, December 31, 2023	—	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net (loss) income	$(533,136)	$(252,727)	$17,445
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	110,820	121,776	48,096
Depreciation included in cost of goods sold	59,837	52,541	24,073
Non-cash interest expense, net	5,443	4,893	3,463
Gain on extinguishment of debt, net	(5,937)	—	—
Impairment and disposal of long-lived assets, net	6,664	75,547	5,371
Impairment of goodwill	307,590	—	—
Amortization of operating lease right of use assets	10,333	11,252	6,051
Accretion of construction finance liabilities	1,281	1,470	1,209
Share-based compensation	10,575	18,124	9,254
Change in fair value of derivative liabilities - warrants	(252)	(2,643)	(208)
Non-cash change in contingencies	(544)	23,017	9,269
Allowance for credit losses	2,750	3,617	—
Deferred income tax expense	(17,173)	(27,174)	(26,262)
Loss from disposal of discontinued operations	69,481	49,130	—
Changes in assets and liabilities:
Decrease/(increase) in inventories	83,304	(83,430)	(19,573)
Decrease/(increase) in accounts receivable	(1,712)	(4,206)	(4,901)
Decrease/(increase) in prepaid expenses and other current assets	6,751	5,264	(8,080)
Decrease/(increase) in other assets	2,954	2,388	(6,276)
(Decrease)/increase in accounts payable and accrued liabilities	1,635	(819)	(9,659)
(Decrease)/increase in income tax payable	(48,822)	19,756	(12,979)
(Decrease)/increase in other current liabilities	(13,263)	(1,368)	(15,799)
(Decrease)/increase in operating lease liabilities	(9,172)	(10,002)	(4,164)
(Decrease)/increase in deferred revenue	(8,232)	2,370	(4,642)
(Decrease)/increase in uncertain tax position liabilities	160,891	12,794	2,750
(Decrease)/increase in other long-term liabilities	(225)	1,526	(1,540)
Net cash provided by operating activities	201,841	23,096	12,898
Cash flows from investing activities
Purchases of property and equipment	(40,385)	(164,749)	(275,902)
Purchases of property and equipment related to construction finance liabilities	—	(13,247)	(20,979)
Capitalized interest	148	(4,732)	(9,234)
Acquisitions, net of cash	—	(27,781)	43,453
Divestments	977	2,037	—
Payments made for issuance of note receivable	(750)	—	(4,000)
Capitalized internal use software	(10,615)	(9,214)	(3,716)
Cash paid for licenses	(4,640)	(1,855)	—
Proceeds from sales of long-lived assets	5,027	739	55,034
Proceeds received from notes receivable	903	1,472	160
Proceeds from sale of held for sale assets	11,865	2,273	—
Net cash used in investing activities	(37,470)	(215,057)	(215,184)
Cash flows from financing activities
Proceeds from notes payable, net of discounts	24,718	90,541	342,586
Proceeds from private placement notes, net of discounts	—	75,635	6,032
Proceeds from shares issued pursuant to private placement notes, net of issuance costs	—	—	217,896
Proceeds from equity exercises	—	19,394	8,024
Proceeds from construction finance liabilities	—	7,047	13,250
Payments on notes payable	(11,780)	(2,928)	(280,788)
Payments on private placement notes	(177,595)	(1,874)	—
Payments on finance lease obligations	(7,588)	(7,361)	(4,434)
Payments on construction finance liabilities	(2,050)	(1,161)	—
Payments for debt issuance costs	(774)	(832)	(251)
Payments on notes payable - related party	—	—	(12,011)
Payments for taxes related to net share settlement of equity awards	(466)	(615)	(1,072)
Distributions	(50)	(50)	—
Net cash (used in) provided by financing activities	(175,585)	177,796	289,232
Net (decrease) increase in cash, cash equivalents, and restricted	(11,214)	(14,165)	86,946
Cash, cash equivalents, and restricted cash, beginning of period	213,792	229,644	146,713
Cash and cash equivalents of discontinued operations, beginning of period	5,702	4,015	—
Less: cash and cash equivalents of discontinued operations, end of period	(301)	(5,702)	(4,015)
Cash, cash equivalents, and restricted cash, end of period	$207,979	$213,792	$229,644
The consolidated statements of cash flows include continuing operations and discontinued operations for the years ended December 31, 2023, 2022, and 2021.
The accompanying notes are an integral part of these consolidated financial statements.
TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
Supplemental disclosure of cash flow information	2023	2022	2021
Cash paid for
Interest	$81,209	$76,142	$39,075
Income taxes, net of refunds	52,644	146,672	178,657
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$14,323	$41,141	$61,195
Reclassification of assets to held for sale	18,408	—	—
Purchases of property and equipment in accounts payable and accrued liabilities	2,778	3,924	17,861
Noncash partial extinguishment of construction finance liability	18,486	—	—
Acquisition fair value adjustments	—	1,595	3,964
Acquisition of variable interest entity with note payable	—	5,500	—
Value of shares issued for acquisitions	—	—	1,447,973
Value of shares reserved for PurePenn, LLC and Solevo Wellness West Virginia, LLC acquisitions	—	—	(2,800)
Purchase of PP&E through exchange of ROU asset	—	3,355	—
Derecognition of ROU asset	—	(3,355)	—
ASC 842 lease terminations	—	—	1,035
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows for the periods indicated below:

	For the Years Ended December 31,
	2023	2022	2021
Beginning of year:
Cash and cash equivalents (1)	$207,185	$226,631	$146,713
Restricted cash	6,607	3,013	—
Cash, cash equivalents and restricted cash (1)	$213,792	$229,644	$146,713

End of year:
Cash and cash equivalents (2)	$201,372	$207,185	$226,631
Restricted cash	6,607	6,607	3,013
Cash, cash equivalents and restricted cash (2)	$207,979	$213,792	$229,644
(1)Excludes cash associated with discontinued operations for the years ended December 31, 2023, 2022, and 2021 of $5.7 million, $4.0 million, and zero, respectively.
(2)Excludes cash associated with discontinued operations for the years ended December 31, 2023, 2022, and 2021 of $0.3 million, $5.7 million, and $4.0 million, respectively.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS
Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve", the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of December 31, 2023, held and operated under licenses in Florida, Connecticut, Pennsylvania, West Virginia, Arizona, Colorado, Maryland, Ohio, and Georgia, to cultivate, produce, distribute, and sell medicinal-use cannabis products, and with respect to Arizona, Colorado, Connecticut and Maryland, adult-use cannabis products. The Company's operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania.
In addition to the States listed above, the Company also conducts activities in other markets. In these markets, the Company has either applied for licenses, plans on applying for licenses, or partners with other entities, but does not currently directly own any cultivation, production, or retail licenses. Further, the Company also holds licenses in states in which it is no longer currently operating due to discontinuing operations and other strategic reasons.
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
NOTE 2. BASIS OF PRESENTATION
Principles of consolidation
The accompanying consolidated financial statements for the years ended December 31, 2023, 2022, and 2021 include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the assets, liabilities, revenue, and expenses of all consolidated subsidiaries and variable interest entities for which the Company has determined it is the primary beneficiary. Outside shareholders' interests in subsidiaries are shown on the consolidated financial statements as non-controlling interests. Intercompany balances and transactions are eliminated in consolidation.
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

Discontinued Operations
In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company discontinued its Nevada operations. Both actions represented a strategic shift in business; therefore, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations on the consolidated balance sheets and the results of the discontinued operations have been presented as discontinued operations within the consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 19. Discontinued Operations.
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
Reclassifications
Certain reclassifications have been made to the consolidated financial statements of prior periods and of the accompanying notes to conform to the current period presentation.
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash and Cash Equivalents
The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash held in money market investments are recorded at fair value. Cash held in financial institutions and cash held at retail locations have carrying values that approximate fair value.
Restricted Cash
Restricted cash balances are those which meet the definition of cash and cash equivalents but are not available for use by the Company. They are held by or with financial institutions pursuant to contractual arrangements.
Accounts Receivable and Notes Receivable
The Company reports accounts receivable at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers. The Company's notes receivable represent notes due from various third parties. The Company maintains an allowance for expected credit losses to reflect the expected non-collectability of accounts receivable and notes receivable based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and notes receivable. The Company’s cash and cash equivalents, primarily consisted of bank deposits, cash on hand, and money market funds, Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions in excess of federally insured limits.
The Company reviews its notes receivable regularly and reduces amounts to their expected realizable values by adjusting the allowance for credit losses when management determines that the account may not be fully collectable. The Company applies ASC 326 Financial Instruments – Credit Losses for the measurement of expected credit losses, which uses an expected loss allowance model for notes receivables. The Company has adopted standardized credit policies and performs assessments in an effort to minimize those risks.
Inventory
Inventories are comprised of raw materials (including cannabis plants and packaging materials), work in process, and finished goods. Inventory is valued at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal, and transportation for inventories in process. Cost is determined using the weighted average cost method.
Costs incurred during the growing and production process are capitalized as incurred to the extent that accumulated cost is less than net realizable value. These costs include materials, labor and manufacturing overhead used in the growing and production processes. Fixed costs associated with abnormal production volume are expensed as incurred.
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

Held for Sale
The Company classifies long-lived assets or disposal groups and related liabilities as held-for-sale when management having the appropriate authority, generally the Company's Board of Directors ("the Board") or certain Executive Officers, commit to a plan of sale, the disposal group is ready for immediate sale, an active program to locate a buyer has been initiated and the sale is probable and expected to be completed within one year. Once classified as held-for-sale, disposal groups are valued at the lower of their carrying amount or fair value less estimated selling costs with the gain or loss on disposal recognized in the consolidated statements of operations. Depreciation on these properties is discontinued at the time they are classified as held for sale, but operating revenues, operating expenses, and interest expense continues to be recognized until the date of disposal.
Leases
The Company enters into leases in the normal course of business, primarily for retail space, production facilities, corporate offices, and equipment used in the production and sale of its products. Lease terms for real estate generally range from five to ten years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles, trucks, and equipment. Lease terms for these assets generally range from three to five years. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company made an accounting policy election not to recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. Instead lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term.
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
For finance leases, from the commencement date to the earlier of the end of the useful life of the right-of-use asset or the end of the lease term, the right-of-use asset is amortized on a straight-line basis and the interest expense is recognized on the lease liability using the effective interest method. For operating leases, lease expense is recognized on a straight-line basis over the term of the lease and presented as a single charge in the consolidated statements of operations.
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

Failed sales-leasebacks (Construction financial liabilities)
When the Company enters into sale-leaseback transactions, an assessment is performed to determine whether a contract exists and whether there is a performance obligation to transfer control of the asset when determining whether the transfer of an asset shall be accounted for as a sale of the asset. If control is not transferred based on the nature of the transaction, and therefore does not meet the requirements for a sale under the sale-leaseback accounting model, the Company is deemed to own this real estate and reflects these properties on our consolidated balance sheets in property and equipment, net and depreciates them over the assets' useful lives. The liabilities associated with these leases are recorded to construction finance liabilities - current portion and construction finance liabilities on the consolidated balance sheets.
Intangible Assets
Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in business combinations are measured at fair value at the acquisition date. Intangible assets that have indefinite useful lives are not subject to amortization and are tested annually for impairment, or more frequently if events or changes in circumstances indicate that they might be impaired. The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively.
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
Intangible assets are amortized using the straight-line method over estimated useful lives as follows:

Licenses	15 years
Internal use software	3 to 5 years
Tradenames	2 to 10 years
Customer relationship	1 to 5 years
Non-compete	2 years
Trademarks	1 to 5 years

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following as of December 31:

	2023	2022

	(in thousands)
Trade accounts payable	$28,245	$15,857
Nontrade accrued liabilities (1)	23,829	34,662
Accrued compensation and benefits	18,113	19,451
Non income taxes payable	7,061	5,747
Other	5,914	6,306
Total accounts payable and accrued liabilities	$83,162	$82,023
(1)Nontrade accrued liabilities includes recurring accruals for items including but not limited to: interest, utilities, and insurance.
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
Derivative Financial Instruments
The Company utilizes interest rate swaps for the sole purpose of mitigating interest rate fluctuation risk associated with floating rate debt instruments. The Company does not use any other derivative financial instruments for trading or speculative purposes. In accordance with ASC 815, Derivatives and Hedging, derivative financial instruments are recognized as assets or liabilities on the consolidated balance sheets at fair value. The Company has not designated its interest rate swap ("Swap") contracts as hedges for accounting treatment. Pursuant to U.S. GAAP, income or loss from fair value changes for derivatives that are not designated as hedges are reflected as income or loss within interest expense on the consolidated statements of operations and a corresponding asset or liability is recognized on the consolidated balance sheets based on the fair value position as of each reporting date.

Warrants
Warrants are accounted for in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging – Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. Warrants classified as liabilities are recorded at fair value and are remeasured at each reporting date until settlement. Changes in fair value are recognized as a component of other income, net on the consolidated statements of operations as change in fair value of derivative liabilities - warrants. Transaction costs allocated to warrants that are presented as a liability were immediately expensed within the consolidated statements of operations. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured.

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
In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. See Note 17. Earnings Per Share.
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
Revenues are primarily derived from retail and wholesale sales, which are recognized when control of the goods has transferred to the customer and collectability is reasonably assured. This is generally when goods have been delivered, which is also when the performance obligation has been fulfilled under the terms of the related sales contract.
Revenue from retail sales of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has accepted and paid for the goods. Revenue from the wholesale of cannabis to customers is recognized upon delivery to the customer. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. See Note 22. Revenue Disaggregation.
Deferred Revenue
For most of its locations, the Company offers a loyalty reward program to its dispensary customers that allows customers to earn reward credits to be used on future purchases. Loyalty reward credits issued as part of a sales transaction results in revenue being deferred until the loyalty reward is redeemed by the customer. The loyalty rewards are recorded as reductions to revenue on the consolidated statements of operations and included as deferred revenue on the consolidated balance sheets. A portion of the revenue generated in a sale must be allocated to the loyalty points earned. The amount allocated to the points earned is deferred until the loyalty points are redeemed or expire. The loyalty reward points expire at the end of a six month period.
During the first quarter of 2023, the Company terminated the loyalty program associated with dispensaries acquired with the October 2021 acquisition of Harvest Health & Recreation, Inc. ("Harvest"). As a result of the termination of the loyalty program at certain dispensaries, the Company recorded a reduction in the accrual of $4.7 million in revenue on the consolidated statements of operations. The remaining reduction in deferred revenue during the year ended December 31, 2023 was primarily due to increased breakage in our remaining loyalty programs.
Cost of Goods Sold

Costs of goods sold include the costs directly attributable to the production of inventory and amounts incurred in the cultivation and manufacturing process of finished goods, such as flower, concentrates, and edibles, as well as packaging and other supplies, fees for services and processing, and allocated overhead which includes depreciation and amortization, allocations of rent, administrative salaries, utilities, and related costs.

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
The IRS has taken the position that cannabis companies are subject to the limits of IRC Section 280E under which they are only allowed to deduct expenses directly related to costs of goods sold. The Company has taken a position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code.
The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has less than a 50% likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are presented within provision for income taxes within the consolidated statements of operations.
Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying consolidated statements of operations and totaled $12.1 million, $8.2 million, and $7.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Share Based Compensation
Stock Options
Share-based payment awards are based on the estimated fair value of the awards using the Black-Scholes option pricing model and the related expense is recognized using the graded-vesting method over the award term. The Company estimates expected volatility using the historical volatility of the Company. In cases where there is insufficient trading history, the expected volatility is estimated using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public. The expected life in years represents the period of time that options granted are expected to be outstanding and is computed using the simplified method as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate. The risk-free rate was based on the United States bond yield rate at the time of grant of the award. The expected annual rate of dividends is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future. The Company has elected to account for forfeitures as they occur.
Restricted Stock Units
Restricted stock units ("RSUs") represent a right to receive a single Subordinate Voting Share that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally vest ratably over a two-to-three-year period subject to continued employment through each anniversary. The fair value of the Company’s RSUs are determined based on the stock price on the date of grant and the related expense is recognized using the graded-vesting method over the award term.
Business combinations and goodwill
The Company accounts for business combinations using the acquisition method in accordance with Accounting Standards Codification ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

Contingent consideration is measured at its acquisition-date fair value and included as part of the consideration transferred in a business combination. Contingent consideration that is classified as equity is not remeasured at subsequent reporting dates and its subsequent settlement is accounted for within equity. Contingent consideration that is classified as an asset or liability is remeasured at subsequent reporting dates, with the corresponding gain or loss recognized in the consolidated statements of operations.
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
Non-controlling Interest
Non-controlling interests (“NCI”) represent equity interests in subsidiaries, including VIEs, owned by outside parties. NCI may be initially measured at fair value or at the NCI’s proportionate share of the recognized amounts of the acquiree's identifiable net assets. The choice of measurement is made on a transaction-by-transaction basis. The Company measures each NCI at its proportionate share of the recognized amounts of the acquiree’s identifiable net assets. The share of net assets attributable to NCI is presented as a component of equity. NCI's share of net income or loss is recognized directly in equity. Total income or loss of subsidiaries is attributed to the shareholders of the Company and to the NCI, even if this results in the NCI having a deficit balance.
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
During the first quarter of 2023, the Company determined that certain long-lived assets, including intangible assets, in Massachusetts were impaired due to the competitive environment in the Massachusetts cannabis industry. The Company utilized a cost approach for its impairment testing of intangibles and property and equipment resulting in an impairment of $30.3 million recorded on the consolidated statements of operations, of which $27.6 million was for discontinued operations and recorded in net loss from discontinued operations, net of tax benefit, and $2.7 million was for continuing operations and recorded in impairment and disposal of long-lived assets, net. The cost approach is based on market comparable data for replacement, adjusted for local variations, inflation, and other factors.
During the remaining nine-month period for the year ended December 31, 2023, the Company did not identify any events or changes in circumstances providing indication of impairment.
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
In order to determine that the value of goodwill may have been impaired, the Company applies the guidance in FASB ASU 2011-08, Intangibles-Goodwill and Other-Testing Goodwill for Impairment, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. The Company performs the Step Zero assessment to determine that it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts, market data, and a reasonable control premium are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.
The Company operates as one operating segment and reporting unit and therefore, evaluates goodwill for impairment as one singular reporting unit annually during the fourth quarter or more often when an event occurs, or circumstances indicate the carrying value may not be recoverable.

During the three months ended June 30, 2023, the Company identified one event included in the list above as a risk indicator for goodwill impairment, which was a decline in the Company's share price negatively affecting the Company's market capitalization. The Company concluded the decline in stock price was a triggering event to perform an interim quantitative goodwill impairment test, as of June 30, 2023, specific to the stock price decline and resulting market capitalization of the Company. As the sole risk to the value of goodwill was the stock price, the Company concluded it most appropriate to apply a market approach. The results of the Company’s interim test for impairment as of June 30, 2023, utilizing a market approach, indicated that the reporting unit's fair value fell below the carrying value. Based on the results of the goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit in the second quarter of 2023.
When the Company employs the market approach in its goodwill impairment testing, the Company estimates the fair value based upon multiples of comparable public companies. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples in estimating the fair value of the reporting unit.

For the Company's 2023 annual impairment test, the Company performed a Step Zero assessment reviewing the factors listed above, including but not limited to historical results, business plans, forecasts, market data, and a reasonable control premium.
Other than the event that existed and was isolated to the three months ending June 30, 2023 as outlined above, as of December 31, 2023, the Company did not identify any events or changes in circumstances that would indicate the carrying amount of goodwill may be impaired. The Company did not identify any impairment of its goodwill during the years ended December 31, 2022 or 2021.
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
Critical Accounting Estimates and Judgments
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in our consolidated financial statements, include, but are not limited to, inventory; accounting for acquisitions and business combinations; income taxes; initial valuation and subsequent impairment testing of goodwill, other intangible assets and long-lived assets; fair value of financial instruments; share-based payment arrangements; and commitments and contingencies. Actual results may differ from these estimates. Estimates and underlying assumptions are reviewed on an ongoing basis.
Recently Issued Accounting Pronouncements
Recent accounting pronouncements, other than those below, issued by the FASB did not or are not believed by management to have a material effect on the Company’s present or future financial statements or disclosures.
ASU 2023-07 In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is also permitted. This ASU will result in additional required disclosures when adopted, where applicable.

ASU 2023-09 In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. Early adoption is also permitted for annual financial statements that have not yet been issued or made available for issuance. Once adopted, this ASU will result in additional disclosures.
NOTE 4. ACQUISITIONS
(a)Formula 420 Cannabis LLC
On December 22, 2022, the Company acquired 100% of the membership interests of Formula 420 Cannabis LLC ("Formula 420") the holder of an Arizona adult-use license that became operational in October 2022. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Formula 420 did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. The Company had previously consolidated the entity as a VIE as it was determined the Company exercised control of the entity and was the primary beneficiary although it previously owned no equity interests due to a master service agreement. In accordance with Topic 810, Consolidation, the Company accounted for the change in a consolidated subsidiaries ownership interest as an equity transaction. Therefore, the total consideration was determined to be $5.5 million which consisted of a note payable. See Note 11. Notes Payable for further details. Nominal transaction costs were incurred in relation to this acquisition.
(b)Greenhouse Wellness WV Dispensaries, LLC
On April 26, 2022, the Company acquired 100% of the membership interests of Greenhouse Wellness WV Dispensaries, LLC (“Greenhouse WV”), the holder of a West Virginia dispensary permit and a lease for a not yet operating dispensary location. The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Greenhouse WV did not meet the definition of a business as Greenhouse WV did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the transaction has been accounted for as an asset acquisition whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total consideration was $0.3 million consisting of cash.
The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration:	(in thousands)
Cash	$281
Fair value of consideration exchanged	$281
Recognized amounts of identifiable assets acquired and liabilities assumed:
Right of use asset - operating	$170
Intangible asset	270
Favorable lease interest	11
Operating lease liabilities	(170)
Total net assets acquired	$281
The acquired intangible assets include a dispensary license which is treated as a definite-lived intangible asset amortized over a 15-year useful life and a favorable lease interest which was fully amortized in the period of acquisition due to useful life and materiality considerations.

(c)Watkins Cultivation Operation
On February 14, 2022, the Company acquired a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins Cultivation Operation" or "Watkins"). The Company analyzed the acquisition under ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, determining Watkins met the definition of a business as Watkins is an existing cultivation facility with inputs, processes, and outputs in place that constitute a business under Topic 805. As a result, the acquisition of Watkins has been accounted for as a business combination. Goodwill represents the amount the Company paid over the fair value of the net identifiable tangible assets acquired. The primary reason for the acquisition was to expand the Company's cultivation capacity in Arizona. The goodwill of $24.5 million arising from the acquisition primarily consists of the economies of scale expected from a vertical cannabis market in Arizona. Total consideration was $27.5 million paid in cash. An additional $22.5 million was paid into escrow for four potential earnouts. The earnouts were based on the completion of certain milestones and contingent on the continued employment of the key employee shareholders ("Key Employees") of Watkins. As the earnouts were contingent on the continued employment of the Key Employees, any amounts earned are compensation for post-combination services.
The Company accrues the compensation cost for each earnout as it becomes probable and estimable and over the most probable period of continued employment required for the specific earnouts. During the year ended December 31, 2022, the Company concluded that attainment of any of the four potential earnouts was no longer probable or estimable and reversed all existing accruals.
The Company incurred $0.2 million of transaction costs related to the acquisition of Watkins. These costs were expensed as incurred and included in general and administrative expenses on the consolidated statements of operations for the quarter ended March 31, 2022. No additional transaction costs have been incurred.
The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible assets acquired and liabilities assumed:

Consideration	(in thousands)
Cash	$27,500
Fair value of consideration exchanged	$27,500
Recognized amounts of identifiable assets acquired and liabilities assumed:
Inventories	$2,266
Property and equipment	692
Right of use asset - operating	4,737
Goodwill	24,542
Operating lease liability	(4,737)
Total net assets acquired	$27,500
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
The net assets were acquired for an aggregate purchase price of $15.0 million.

Consideration:	(in thousands)
Cash	$15,000
Transaction costs	12
Fair value of consideration exchanged	$15,012
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$531
Right of use asset - operating	271
Intangible asset	15,076
Other current liabilities	(531)
Deferred revenue	(109)
Operating lease liabilities	(226)
Total net assets acquired	$15,012
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
Total consideration was $1.4 billion consisting of Trulieve Subordinate Voting Shares (“Trulieve Shares”) with a fair value of $1.37 billion, stock options, equity classified warrants, restricted stock units, and other outstanding equity instruments with a fair value of $18.4 million, and warrant liabilities convertible into equity with a fair value of $3.1 million at the time of the Harvest Transaction. The Company incurred $13.0 million in transaction costs related to the acquisition of Harvest. These costs were expensed as incurred and are included in general and administrative expenses within the consolidated statements of operations for the year ended December 31, 2021. No additional transaction costs have been incurred.

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
During the third quarter of 2022, the Company finalized the accounting for non-controlling interests on the acquired entities, which resulted in a measurement period adjustment increasing non-controlling interests and goodwill by $1.6 million.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration:	(in thousands)
Trulieve Subordinated Voting Shares	$1,369,024
Fair value of other equity instruments	18,394
Fair value of warrants classified as liabilities	3,103
Fair value of consideration exchanged	$1,390,521
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$85,318
Restricted cash	3,072
Accounts receivable	3,645
Inventories	92,537
Prepaid expenses and other current assets	100,129
Notes receivable	9,805
Property and equipment	191,801
Right of use assets - operating	73,476
Intangible assets:
Dispensary license	946,000
Trademarks	27,430
Customer relationships	3,500
Other assets	5,289
Accounts payable and accrued liabilities	(58,887)
Income tax payable	(24,863)
Deferred revenue	(4,523)
Operating lease liabilities	(76,558)
Contingencies	(26,599)
Notes payable	(285,238)
Construction finance liabilities	(79,683)
Other long-term liabilities	(1,085)
Deferred tax liabilities	(253,986)
$730,580

Non-controlling interest	$(3,734)
Goodwill	663,675
Total net assets acquired	$1,390,521

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
Supplemental pro forma information (unaudited)
The unaudited pro forma information for the periods set forth below gives effect to the acquisition of Harvest Health and Recreation, Inc, as if the acquisition had occurred on January 1, 2021. This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the transaction been consummated as of that time nor does it purport to be indicative of future financial operating results.
Proforma revenues and proforma net loss attributable to common shareholders for the year ended December 31, 2021 were $1,232.2 million and $8.0 million, respectively.
Unaudited pro forma net income reflects the adjustment of sales between the companies, and adjustments for alignment of significant differences in accounting principles and elections. The above unaudited supplemental pro formas include the results of operations which have subsequently been discontinued.
(f) Anna Holdings, LLC
On July 8, 2021, the Company acquired 100% of the membership interests of Anna Holdings, LLC, the sole member of Chamounix Ventures, LLC which holds a permit to operate dispensaries under Keystone Shops (“Keystone Shops”) with locations in Philadelphia, Devon, and King of Prussia, Pennsylvania. Total consideration was $55.6 million consisting of $20.3 million in cash, inclusive of net working capital adjustments, and 1,009,336 in Trulieve Shares with a fair value of $35.4 million. The agreement provides for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of acquisition or as of December 31, 2023 based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania. The acquisition was accounted for as a business combination in accordance with the Accounting Standards Codification (ASC) 805, Business Combinations. Goodwill arose because the consideration paid for the business acquisition reflected the benefit of expected revenue growth and future market development.

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration:	(in thousands)
Cash	$20,251
Shares issued upon acquisition	35,385
Fair value of consideration exchanged	$55,636
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	$500
Prepaid expenses and other current assets	240
Inventories	1,766
Property and equipment	1,144
Right of use asset - finance	1,340
Intangible assets:
Dispensary license	27,000
Tradename	100
Favorable leasehold interests	86
Goodwill	39,703
Other assets	40
Accounts payable and accrued liabilities	(878)
Income tax payable	(2,892)
Operating lease liabilities	(1,340)
Other long-term liabilities	(2,179)
Deferred tax liabilities	(8,994)
Total net assets acquired	$55,636

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

The following table summarizes the allocation of consideration exchanged for the estimated fair value of tangible and identifiable intangible assets acquired and liabilities assumed:

Consideration:	(in thousands)
Cash	$7,000
Shares issued upon acquisition	9,139
Transaction costs	23
Fair value of consideration exchanged	$16,162
Recognized amounts of identifiable assets acquired and liabilities assumed:
Prepaid expenses and other current assets	$12
Property and equipment	1,006
Right of use asset - finance	799
Intangible asset	15,274
Accounts payable and accrued liabilities	(335)
Finance lease liabilities	(594)
Total net assets acquired	$16,162
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

Consideration:	(in thousands)
Shares issued upon acquisition	$10,012
Transaction costs	18
Fair value of consideration exchanged	$10,030
Recognized amounts of identifiable assets acquired and liabilities assumed:
Right of use asset - finance	$1,756
Intangible asset	10,594
Finance lease liabilities	(2,320)
Total net assets acquired	$10,030
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
NOTE 5. ACCOUNTS RECEIVABLE
Accounts receivable, net consisted of the following as of December 31:

	2023	2022

	(in thousands)
Trade receivables	$10,420	$8,482
Less: allowance for credit losses	(3,717)	(1,975)
Accounts receivable, net	$6,703	$6,507

NOTE 6. NOTES RECEIVABLE

The Company's notes receivable, net totaled $13.7 million and $12.7 million as of December 31, 2023 and 2022, respectively, which are reported as notes receivable - current portion and notes receivable, net on the Company's consolidated balance sheets. The notes receivable are secured by certain assets. The weighted average effective interest rates were 8.05% and 8.31% as of December 31, 2023 and 2022, respectively.

During the years ended December 31, 2023, 2022, and 2021, the Company recorded interest income of $1.2 million, $1.3 million, and $0.2 million, respectively, in interest income on the consolidated statements of operations. The Company had accrued interest receivable of $0.1 million and $0.1 million as of December 31, 2023 and 2022, respectively, in other current assets on the consolidated balance sheets.
Stated maturities of the notes receivable, net are as follows as of December 31, 2023:

Year Ending December 31,	Expected principal payments
(in thousands)
2024	$6,233
2025	6,943
2026	75
2027	75
2028	75
Thereafter	300
Total notes receivable	13,701
Less: discount on notes receivable	(45)
Less: current portion of notes receivable	(6,233)
Notes receivable, net	$7,423
NOTE 7. INVENTORIES
Inventories are comprised of the following items as of December 31:

	2023	2022

	(in thousands)
Raw material
Cannabis plants	$21,429	$21,523
Packaging and supplies	36,472	49,650
Total raw material	57,901	71,173
Work in process	104,428	158,448
Finished goods - unmedicated	6,516	7,323
Finished goods - medicated	44,275	39,561
Total inventories	$213,120	$276,505
During the years ended December 31, 2023, 2022, and 2021, the Company recorded adjustments to the valuation of inventory of $4.4 million, $6.3 million, and $0.8 million, respectively, which are recorded to cost of goods sold within the consolidated statements of operations.

NOTE 8. PROPERTY AND EQUIPMENT
Property and equipment, net consisted of the following as of December 31:

	2023	2022
	(in thousands)

Land	$26,699	$38,485
Buildings and improvements	528,173	497,493
Furniture and equipment	292,128	277,164
Vehicles	814	839
Construction in progress	28,023	55,145
Total property and equipment, gross	875,837	869,126
Less: accumulated depreciation	(199,485)	(125,866)
Total property and equipment, net	$676,352	$743,260
The Company incurred the following related to property and equipment for the year ended December 31:

	Location on the consolidated statements of operations	2023	2022	2021
		(in thousands)
Capitalized interest	Interest expense	$(148)	$4,728	$9,231
Depreciation expense	Cost of goods sold	55,114	44,383	19,924
Depreciation expense	Depreciation and amortization	21,004	26,216	11,944

Loss on impairment	Impairments and disposals of long-lived assets, net	$2,712	$1,294	$—
Loss on disposal	Impairments and disposals of long-lived assets, net	5,320	54,509	1,732
Gain on sale	Impairments and disposals of long-lived assets, net	(251)	(654)	—

NOTE 9. INTANGIBLE ASSETS & GOODWILL
Intangibles
The Company's definite-lived intangible assets consisted of the following as of December 31:

	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Licenses	$1,046,544	$159,084	$887,460	$1,044,161	$89,367	$954,794
Trademarks	27,430	17,609	9,821	27,430	12,530	14,900
Internal use software	26,947	7,520	19,427	16,528	3,065	13,463
Tradenames	4,861	4,461	400	4,862	3,506	1,356
Customer relationships	3,535	3,452	83	3,536	3,252	284
Total	$1,109,317	$192,126	$917,191	$1,096,517	$111,720	$984,797
Amortization expense was $80.4 million, $81.7 million, and $27.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company recorded a gain on sale of intangible assets of $3.0 million, which is recorded to impairment and disposal of long-lived assets, net on the consolidated statements of operations for the year ended December 31, 2023.
The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2023:

Year Ending December 31,	Estimated amortization
(in thousands)
2024	$81,597
2025	78,197
2026	75,213
2027	72,712
2028	69,056
Thereafter	540,416
Total	$917,191
As of December 31, 2023, the weighted average amortization period remaining on our intangible assets was 12.4 years.
Goodwill
Goodwill consisted of the following:

(in thousands)
As of December 31, 2021	$765,358
Acquisition of Watkins Cultivation Operations	24,542
Measurement period adjustment of Harvest Health and Recreation, Inc.	1,595
As of December 31, 2022	$791,495
Impairment June 2023 (1)	(307,590)
As of December 31, 2023	$483,905
(1) See Note 3. Summary Of Significant Accounting Policies for further details.

NOTE 10. HELD FOR SALE

Held for sale assets primarily consist of property and equipment and are recorded in other current assets on the consolidated balance sheets. The following table shows the activity of the Company's assets held for sale:

(in thousands)
Held for sale assets, net as of December 31, 2022	$14,521
Assets moved to held for sale	18,694
Non-cash settlement	(2,481)
Impairments	(2,810)
Assets sold	(12,344)
Held for sale assets, net as of December 31, 2023	$15,580

Held for sale liabilities as of December 31, 2022	$—
Liabilities moved to held for sale	(1,997)
Liabilities settled associated with held for sale assets	1,997
Held for sale liabilities as of December 31, 2023	$—

During the years ended December 31, 2023, 2022, and 2021, the Company recorded a loss on the impairment and disposal of held for sale assets of $3.8 million, $8.6 million, and zero, respectively, which is recorded to impairment and disposal of long-lived assets, net on the consolidated statements of operations.

NOTE 11. NOTES PAYABLE
Notes payable consisted of the following as of December 31:

	2023	2022	Stated Interest Rate		Effective Interest Rate	Maturity Date	Net Book Value of Collateral

	(in thousands)
Mortgage Notes Payable
Notes dated December 21, 2022 (1)	$70,046	$71,500	7.53%	(7)	7.86%	1/1/2028	$166,932
Notes dated December 22, 2023 (2)	25,000	—	8.31%	(7)	8.48%	12/31/2028	59,677
Notes dated December 22, 2022 (3)	18,470	18,900	7.30%	(7)	7.38%	12/22/2032	9,017
Notes dated October 1, 2021 (4)	5,645	6,095	8.14%	(7)	8.29%	10/1/2027	11,860
Total mortgage notes payable	119,161	96,495
Promissory Notes Payable
Notes dated December 22, 2022 (5)	—	5,500	10.00%	(7)	10.00%	12/22/2023
Notes acquired in Harvest Acquisition in October 2021 (6)	1,707	5,338	(6)	(7)	(6)	(6)
Note of consolidated variable-interest entity dated February 1, 2022	885	1,200	8.00%	(7)	8.00%	12/31/2025
Total promissory notes payable	2,592	12,038
Total notes payable	121,753	108,533
Less: debt discount	(2,139)	(1,833)
Less: current portion of notes payable	(3,759)	(12,453)
Notes payable, net	$115,855	$94,247
(1)In connection with the closing of these four notes, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 24. Financial Instruments for further details. These promissory notes contain customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commenced on September 30, 2023 with semi-annual measurement, except for certain covenants which were measured starting as of December 31, 2022. In May 2023, the Company amended the terms of the agreement with respect to the covenant requirements, excluding balloon payments from certain covenant calculations.
(2)This mortgage note payable contains customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commence on June 30, 2024 with quarterly or semi-annual measurement, except for certain covenants which were measured starting as of December 31, 2023.

(3)This mortgage note payable bears stated interest rate until December 21, 2027 and thereafter, interest will accrue at a rate equal to the five-year treasury rate in effect as of December 12, 2027 plus 3.50%. The promissory note contains customary restrictive covenants pertaining to our operations, including, among other things, limitations on the amount of debt and subsidiary debt that may be incurred and the ability to pledge assets, as well as financial covenant requirements, among other things, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, covenant to liquidity and debt principal test, and a global debt service coverage ratio.
(4)On November 15, 2022, the Company closed on the refinancing of our mortgage notes payable dated October 1, 2021 to extend the maturity date by five years and fix the interest rate at 8.14%. In the first quarter of 2023, the Company reclassified the collateralized assets to held for sale as part of its continued efforts to optimize assets and resources in the markets the Company serves. The Company expects to sell the assets, which primarily consist of property and equipment, within the near-term.
(5)Promissory note is secured by the acquired membership interest in Formula 420 Cannabis LLC. See Note 4. Acquisitions for further details.
(6)Seven promissory notes were acquired during the year ending December 31, 2021. Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 6.60% as of December 31, 2023. Maturity dates range from October 4, 2024 to October 24, 2026.
(7)Interest payments are due monthly.

Interest expense incurred on notes payable is recorded to interest expense, net on the consolidated statements of operations. Interest expense was $8.4 million, $1.0 million, and $1.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, and included accretion expense of $0.3 million, $0.1 million, and $0.1 million, for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company's notes payable described above are subordinated to the private placement notes. See Note 12. Private Placement Notes for further details.
As of December 31, 2023, stated maturities of notes payables are as follows:

Year Ending December 31,	(in thousands)
2024	$3,751
2025	4,331
2026	4,655
2027	70,034
2028	23,199
Thereafter	15,783
Total	$121,753
NOTE 12. PRIVATE PLACEMENT NOTES
June and November Notes
In 2019, the Company completed two private placement notes (the “June Notes" and the “November Notes”), each comprised of 5-year senior secured promissory notes with a face value of $70.0 million and $60.0 million, respectively. The purchasers of the June Notes received warrants to purchase 1,470,000 Subordinate Voting Shares at a price of $13.47 ("June Warrants") and the purchasers of the November Notes received warrants to purchase 1,560,000 Subordinate Voting Shares at a price of $980 per Unit, with each unit consisting of one Note issued in Denominations of $1,000 and 26 warrants ("November Warrants"), which can be exercised for approximately three years after closing (collectively the "Public Warrants"). The remaining outstanding Public Warrants expired in June 2022.

On December 1, 2023, the Company completed an early redemption of our private placement notes, both of the "June Notes" and the "November Notes", with a cash payment of $130.0 million, excluding accrued interest, which represented a redemption price of 100% of the principal amounts outstanding for both "Notes". The Company recorded a loss on extinguishment of $2.4 million representing the difference between the reacquisition price and the net carrying amount of the debt as of extinguishment.
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
During the third quarter of 2023, the Company made an open market repurchase of its private placement notes, "2026 Notes - Tranche One", that resulted in the extinguishment of $57.0 million in principal at a discount of 16.5%. Cash consideration paid to repurchase the principal amount outstanding, excluding accrued interest, totaled $47.6 million, and the Company recognized a gain of $8.2 million on the extinguishment of debt.

Private placement notes payable consisted of the following as of December 31:

	2023	2022	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$350,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
June Notes	—	70,000	9.75%	13.32%	6/11/2024
November Notes	—	60,000	9.75%	13.43%	6/11/2024
Total private placement notes	368,000	555,000
Less: Unamortized debt discount and issuance costs	(4,785)	(13,336)
Less: current portion of private placement notes, net	—	—
Private placement notes, net	$363,215	$541,664
The fair value of the private placement notes was $310.5 million as of December 31, 2023.
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
Interest expense incurred on private placement notes is recorded to interest expense, net on the consolidated statements of operations. Interest expense was $49.7 million, $52.0 million, and $22.2 million for the years ended December 31, 2023, 2022, and 2021, respectively, and included accretion expense of $5.3 million, $5.2 million, and $3.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Stated maturities of the principal portion of private placement notes outstanding as of December 31, 2023 are as follows:

Year	(in thousands)
2026	368,000
Total private placement notes	$368,000
NOTE 13. LEASES
The following table provides the components of lease cost for the year ended December 31:

	Location on the consolidated statements of operations	2023	2022	2021

		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$20,291	$20,428	$10,754
Finance lease cost:
Amortization of lease assets	Cost of goods sold, Deprecation and amortization	10,357	10,935	7,638
Interest on lease liabilities	Interest expense	6,449	6,549	4,385
Finance lease cost		16,806	17,484	12,023
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	9,766	7,887	6,013
Short term lease expense	Cost of goods sold, sales and marketing, general and administrative	406	751	334
Total lease cost (1)		$47,269	$46,550	$29,124

(1) Total lease cost recorded in cost of goods sold on the consolidated statements of operations was $3.2 million, $4.0 million, and $3.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
During the years ended December 31, 2023, 2022, and 2021, the Company earned a nominal amount of sublease income which is recorded in other income, net on the consolidated statements of operations.
Other information related to operating and finance leases is as follows as of December 31:

	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,283	$21,092
Operating cash flows from finance leases	$6,483	$6,542
Financing cash flows from finance leases	$7,213	$7,042
ASC 842 lease additions and modifications
Operating leases	$14,016	$19,920
Finance leases	$1,021	$25,909
Weighted average discount rate:
Operating leases	8.33%	9.29%
Finance leases	8.99%	8.66%
Weighted average remaining lease term (in years):
Operating leases	6.95	8.32
Finance leases	7.22	7.79

Future minimum lease payments under non-cancellable leases as of December 31, 2023 are as follows:

	Operating leases	Finance leases

	(in thousands)
2024	$19,713	$13,635
2025	19,651	13,492
2026	18,872	12,915
2027	18,232	12,047
2028	17,399	11,439
Thereafter	58,317	33,412
Total undiscounted lease liabilities	152,184	96,940
Less: Interest	(49,881)	(27,627)
Total present value of minimum lease payments	102,303	69,313
Lease liabilities - current portion	(10,068)	(7,637)
Lease liabilities	$92,235	$61,676
The Company recorded a loss on disposal of right of use assets of $5.7 million, $17.8 million, and nominal for the years ended December 31, 2023, 2022 and 2021, respectively, resulting from the repositioning of assets, which was recorded in impairment and disposal of long-lived assets, net on the consolidated statements of operations.
Lease Guarantees
In accordance with ASC 460, Guarantees, the Company has determined that it meets the guarantor requirements under certain contractual agreements.
During the year ended December 31, 2023, the Company terminated a retail lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. Nonperformance by the new tenant results in the Company becoming obligated to fulfill the lease conditions. The new lease has a term of approximately 6 years from December 31, 2023 with the Company serving as guarantor for an approximate term of 6 years. If the new tenant defaults on the lease obligations the Company becomes responsible for payment. The resulting maximum exposure includes $5.4 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements under the remaining 6 years the Company is guarantor.
During the year ended December 31, 2023, the Company determined it was no longer the primary beneficiary of one of its variable interest entities. The Company guarantees two cannabis dispensary leases of the variable interest entity. Under both leases, nonperformance by the tenant results in the Company becoming obligated to fulfill the lease conditions. The leases have a term of approximately 7 and 8 years as of December 31, 2023, with the resulting maximum exposure estimated to be $5.5 million which includes $2.4 million and $3.1 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements under the remaining terms the Company is guarantor, respectively.
During the year ended December 31, 2022, the Company terminated a cultivation lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. Nonperformance by the new tenant results in the Company becoming obligated to fulfill the lease conditions. The new lease has a term of approximately 14 years from December 31, 2023 with the Company serving as guarantor for an approximate term of 10 years. If the new tenant defaults on the lease obligations the Company becomes responsible for payment. The resulting maximum exposure includes $11.7 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements under the remaining 10 years the Company is guarantor.

NOTE 14. CONSTRUCTION FINANCE LIABILITIES
As of December 31, 2023 and 2022, total construction finance liabilities were $138.1 million and $138.4 million, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 16.8 years.
The Company recorded interest and accretion expense for the years ended December 31, 2023, 2022, and 2021 of $16.4 million, $15.9 million, and $7.8 million, respectively, which is included in interest expense, net on the consolidated statements of operations.
Future minimum lease payments for the construction finance liabilities as of December 31, 2023 are as follows:

Year Ending December 31,	(in thousands)
2024	$17,043
2025	17,521
2026	18,013
2027	18,519
2028	19,039
Thereafter	283,385
Total future payments	373,520
Less: Interest	(235,395)
Total present value of minimum payments	138,125
Construction finance liabilities - current portion	(1,466)
Construction finance liabilities	$136,659
NOTE 15. SHARE CAPITAL
The authorized share capital of the Company is comprised of the following:
(i)Unlimited number of Subordinate Voting Shares
Holders of the Subordinate Voting Shares are entitled to notice of and to attend any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting holders of Subordinate Voting Shares shall be entitled to one vote in respect of each Subordinate Voting Share held. Holders of Subordinate Voting Shares are entitled to receive as and when declared by the directors, dividends in cash or property of the Company. No dividend will be declared or paid on the Subordinate Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Multiple Voting Shares and Super Voting Shares.
(ii)Unlimited number of Multiple Voting Shares
Holders of Multiple Voting shares are entitled to notice of and to attend any meetings of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. At each such meeting, holders of Multiple Voting Shares are entitled to one vote in respect of each Subordinate Voting Share into which such Multiple Voting Share could ultimately then be converted (initially, 100 votes per Multiple Voting Share). The initial “Conversation Ratio” for Multiple Voting Shares is 100 Subordinate Voting shares for each Multiple Voting Share, subject to adjustment in certain events. Holders of Multiple Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted basis, assuming conversion of all Multiple Voting Shares into Subordinate Voting Shares at the Conversion Ratio) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares.

No dividend may be declared or paid on the Multiple Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Super Voting Shares.
The Company's subordinate voting shares and multiple voting shares, as converted, are collectively referred to herein as common stock.
(iii)Unlimited number of Super Voting Shares
Holders of Super Voting Shares are entitled to notice of and to attend any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting, holders of Super Voting Shares are entitled to two votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted (initially, 200 votes per Super Voting Share). Holders of Super Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted to Subordinate Voting Share basis) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares. No dividend is to be declared or paid on the Super Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Multiple Voting Shares. The initial “Conversion Ratio” for the Super Voting Shares is one Multiple Voting Share for each Super Voting Share, subject to adjustment in certain events. There were no Super Voting Shares outstanding as of December 31, 2023 or 2022.
NOTE 16. SHARE BASED COMPENSATION
Equity Incentive Plans
The Company’s 2021 Omnibus Incentive Plan, as Amended and Restated, (the “2021 Plan”) was adopted at the annual meeting of shareholders. The 2021 Plan reserves 14,000,000 Subordinate Voting Shares for issuance thereunder and replaced the Schyan Exploration Inc. Stock Option Plan (the “Prior Plan”). Awards previously granted under the Prior Plan remain subject to the terms of the Prior Plan. No further grants of awards shall be made under the Prior Plan. The Prior Plan is administered by the Board of Directors of the Company and the 2021 Plan is administered by the Compensation Committee of the Board of Directors.
Options
On July 25, 2023, under the 2021 Plan, the Board awarded options to purchase shares to board members, officers, and certain management employees of the Company. The options granted to board members immediately vested and all other options granted to employees vest over a three-year period.

On January 4, 2022 and February 24, 2022, under the 2021 Plan, the Board awarded options to purchase shares to board members, officers, and certain management employees of the Company. The options granted vest immediately for board members and all other options granted vest over a two-to three-year period.

In determining the amount of share-based compensation related to options issued, the Company used the Black-Scholes pricing model to establish the fair value of the options granted with the following assumptions for the year-to-date periods ended December 31:

	2023	2022	2021
Fair value at grant date	$1.83 - $2.00	$8.39 - $11.01	$1.44 - $14.13
Expected term (in years)	3.30 - 3.97	3.5 - 4.5	3.20 - 6.20
Expected volatility	60.07% - 60.85%	51.81% - 52.87%	49.64% - 56.04%
Expected annual rate of dividends	0%	0%	0%
Risk free annual interest rate	4.34% - 4.53%	1.20% - 1.79%	0.16% - 1.15%

The following table summarizes the Company's stock option activity for the year ended December 31, 2023:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (Yrs.)	Aggregate intrinsic value
Outstanding options, beginning of year	3,177,815	$25.96
Granted	1,754,817	3.99
Forfeited	(735,574)	20.48
Outstanding options, end of year	4,197,058	$17.73	4.91	$—
Vested and Exercisable options, end of year	3,248,599	$21.34	3.87	$—
The Company recorded share-based compensation for stock options as follows for the year ended December 31:

Statements of operations	2023	2022	2021
	(in thousands)
Cost of goods sold	$66	$172	$662
General and administrative	3,344	8,157	5,722
Sales and marketing	59	243	1,089
Total share-based compensation expense	$3,469	$8,572	$7,473
As of December 31, 2023, there was approximately $2.0 million of unrecognized compensation cost related to unvested stock option arrangements which is expected to be recognized over a weighted average service period of 0.78 years.
Restricted Stock Units
Restricted stock units ("RSUs") represent a right to receive a single Subordinate Voting Share that is both non-transferable and forfeitable unless and until certain conditions are satisfied. RSUs generally vest ratably over a two-to-three-year period subject to continued employment through each anniversary.
On July 25, 2023, the Board awarded RSUs to board members, officers, and certain management employees of the Company. The RSUs vest over a 30-day period for board members and all other RSUs granted vest over a two-year period. The fair value of RSUs is determined on the grant date and is amortized over the vesting period.
On January 4, February 24, and March 31, 2022, the Board awarded RSUs to board members, officers, and certain management employees of the Company. The RSUs immediately vested for board members and all other RSUs granted vest over a two-year period.
The following table summarizes the Company's RSU activity for the year ended December 31, 2023:

Restricted Stock Unit Activity	Number of restricted stock units	Weighted-average grant date fair value
Unvested balance, beginning of year	720,707	$22.36
Granted	2,955,177	3.99
Vested	(415,115)	23.06
Forfeited	(574,553)	6.03
Unvested balance, end of year	2,686,216	$5.47

The weighted-average grant date fair value of RSUs granted was $21.51 and $25.45 for the years ended December 31, 2022, and 2021, respectively. The fair value of RSUs vested was $2.1 million, $1.6 million and $73.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company recorded share-based compensation for RSUs as follows for the year ended December 31:

Statements of operations	2023	2022	2021
	(in thousands)
Cost of goods sold	$744	$900	$306
General and administrative	5,754	8,190	1,239
Sales and marketing	608	462	236
Total share based compensation expense	$7,106	$9,552	$1,781
As of December 31, 2023, there was approximately $9.0 million of total unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average service period of 0.81 years.
NOTE 17. EARNINGS PER SHARE
The following is a reconciliation for the calculation of basic and diluted earnings per share as of December 31:

	2023	2022	2021

Numerator:	(in thousands, except for per share data)
Continuing Operations
Net (loss) income from continuing operations	$(435,895)	$(182,618)	$30,525
Less: net loss attributable to non-controlling interest	(5,147)	(3,994)	(587)
Net (loss) income from continuing operations available to common shareholders of Trulieve Cannabis Corp.	$(430,748)	$(178,624)	$31,112
Discontinued Operations
Net loss from discontinued operations	$(97,241)	$(70,109)	$(13,080)
Less: net loss attributable to non-controlling interest	(1,193)	(2,669)	—
Net loss from discontinued operations excluding non-controlling interest	$(96,048)	$(67,440)	$(13,080)
Denominator:
Weighted average number of common shares outstanding	188,974,176	187,995,317	139,366,940
Dilutive effect of securities outstanding	—	—	7,390,346
Diluted weighted average number of common shares outstanding	188,974,176	187,995,317	146,757,286
Loss per share - Continuing Operations
Basic loss per share	$(2.28)	$(0.95)	$0.22
Diluted loss per share	$(2.28)	$(0.95)	$0.21
Loss per share - Discontinued Operations
Basic and diluted loss per share	$(0.51)	$(0.36)	$(0.09)

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of December 31:

	2023	2022	2021
Stock options	4,197,058	3,177,815	1,694,424
Restricted share units	2,686,216	720,707	—
Warrants	9,496	177,391	409,811
As of December 31, 2023, there were approximately 186.2 million issued and outstanding shares which excludes approximately 2.9 million fully vested RSUs which are not contractually issuable until 2024 and approximately 0.1 million fully vested RSUs which are not contractually issuable until the earlier of triggering event, as defined, or December 1, 2030.
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
The components of the income tax provision include the following for the year ended December 31:

	2023	2022	2021
	(in thousands)
Current:
Federal	$121,722	$141,582	$141,684
State	46,808	38,633	29,677
Total current tax expense	$168,530	$180,215	$171,361
Deferred:
Federal	$(17,855)	$(17,814)	$(21,414)
State	(1,088)	793	(4,421)
Foreign	(1,191)	(1,461)	—
Total deferred tax expense	$(20,134)	$(18,482)	$(25,835)
Change in valuation allowance	2,962	1,647	196
Total income tax expense	$151,358	$163,380	$145,722

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate is as follows for the years ended December 31:

	2023	2022	2021
	(in thousands)
(Loss) income before income taxes	$(284,537)	$(19,238)	$176,247
Federal statutory rate	21.0%	21.0%	21.0%
Theoretical tax (benefit) provision	$(59,753)	$(4,040)	$37,012

Effects of tax rates in foreign jurisdictions	$15	$16	$—
State taxes	835	14,598	25,580
Changes in state tax rates	5,772	4,763	(912)
Uncertain tax position, inclusive of interest and penalties	130,481	146,702	77,783
Change in valuation allowance	2,962	1,647	196
Other	881	(4,793)	(1,000)
Tax effect of non-deductible expenses:
IRC Section 280E disallowance	—	—	6,798
Goodwill impairment	64,594	—	—
Stock compensation	1,170	169	95
Political contributions	4,401	4,318	170
Total non-deductible expenses	$70,165	$4,487	$7,063
Total income tax provision	$151,358	$163,380	$145,722
Effective tax rates	(53.2)%	(849.3)%	82.7%
As of December 31, 2023 and December 31, 2022 the Company accrued interest and penalties on uncertain tax liabilities of $6.4 million and $3.5 million, respectively on the consolidated balance sheets.
Deferred income taxes consist of the following as of December 31:

	2023	2022

	(in thousands)
Deferred tax assets:
Lease liabilities	$2,623	$3,094
Finance liabilities	27,695	27,386
Net operating losses	10,098	6,596
Inventory reserves	4,667	1,665
Other deferred tax assets	759	1,421
Total deferred tax assets:	$45,842	$40,162
Deferred tax liabilities:
Right of use assets	$(2,356)	$(3,112)
Intangible assets	(221,743)	(236,353)
Property and equipment	(19,150)	(19,004)
Total deferred tax liabilities:	$(243,249)	$(258,469)
Valuation allowance	(9,557)	(6,596)
Net deferred tax liability	$(206,964)	$(224,903)

The IRS has taken the position that cannabis companies are subject to the limits of Internal Revenue Code ("IRC") Section 280E for U.S. federal income tax purposes, a position also held by state income tax regulators for all states in which the Company operates, planned to operate, or has discontinued operations, except for Arizona, California, Colorado, Connecticut, Maryland, Massachusetts, and New Jersey. Under the IRS's interpretation of IRC Section 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.
As of December 31, 2023 and December 31, 2022, the Company recorded an uncertain tax liability on the consolidated balance sheets for tax positions taken related to our inventory costs for tax purposes in our Florida and West Virginia dispensaries. During the year ended December 31, 2023, the Company also recorded an uncertain tax liability in uncertain tax positions on the consolidated balance sheets for tax positions taken based on legal interpretations that challenge the Company's tax liability under IRC Section 280E ("280E Position").
The Company believes it is reasonably possible that the unrecognized tax benefits will increase over the next 12 months as a result of receiving additional refunds related to the 280E Position. In January 2024, the Company received $50.3 million in refunds which will increase the unrecognized tax benefits by this amount. The Company is not able to reasonably estimate any additional increase.

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2023	2022

	(in thousands)
Balance, January 1	$41,781	$44,850
Reductions based on lapse of statute of limitations	(1,053)	(4,228)
Additions based on tax positions related to the current year	152,313	—
Additions based on refunds requested but not received related to prior year	111,664	—
Additions based on refunds received related to prior years	62,391	—
Additions based on tax positions related to the prior year	175,666	1,159
Balance, December 31	$542,762	41,781

A reconciliation of the beginning and ending amount of uncertain tax liabilities:

	2023	2022
	(in thousands)
Balance, January 1	$19,459	$6,665
Reductions based on lapse of statute of limitations	(1,053)	(4,228)
Additions based on tax positions related to the current year	139,914	2,017
Additions based on tax positions related to the prior year	113,815	12,887
Additions based on refunds received related to prior years	62,391	—
Reclass tax payment on account	(157,063)	—
Interest recorded in income tax expense, net of reversals (1)	3,150	(247)
Penalties recorded in income tax expense, net of reversals (1)	(263)	2,365
Balance, December 31 (2)	$180,350	$19,459

(1) Amounts represent the interest and penalties recorded on uncertain tax positions during the respective years which are recorded to the income tax provision on the consolidated statements of operations. Interest and penalties for the year ended December 31, 2021 was nominal.

(2) Of the $180.4 million of uncertain tax liabilities recorded as of December 31, 2023 in the table above, $152.1 million relate to our 280E Position.

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the net operating loss carryforwards that may expire prior to their utilization has been recorded as of December 31, 2023.
As of December 31, 2023, the Company had $11.2 million of non-capital Canadian losses which expire from 2039 to 2043, $342.4 million of state net operating losses which expire from 2031 to 2043, $92.6 million of state net operating losses which have an indefinite carryforward period, and $219.0 million of U.S. federal net operating losses which have an indefinite carryforward period. The Company determined a valuation allowance was applicable to $11.2 million of non-capital Canadian losses and $100.3 million of state net operating losses. The Company also determined that it is more likely than not that the benefit from $209.0 million of U.S. federal net operating losses and $319.5 million of state net operating losses will not be realized and therefore this amount has not been recorded.
With few exceptions, as of December 31, 2023, the Company is no longer subject to examination by tax authorities for years before 2020.

NOTE 19. DISCONTINUED OPERATIONS
Discontinued operations consist of our Massachusetts and Nevada operations. The assets and liabilities associated with discontinued operations consisted of the following as of December 31:

	2023	2022

	(in thousands)
Assets associated with discontinued operations
Cash	$301	$5,702
Accounts receivable, net	841	2,936
Inventories	—	21,310
Income tax receivable	—	2,299
Prepaid expenses	816	1,475
Other current assets	—	11
Deferred tax asset	—	766
Property and equipment, net	—	53,687
Right of use assets - operating, net	—	2,453
Right of use assets - finance, net	—	5,736
Intangible assets, net	—	27,849
Other assets	2,010	2,638
Total assets associated with discontinued operations	$3,968	$126,862
Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	$530	$1,617
Deferred revenue	—	109
Operating lease liabilities - current portion	165	146
Finance lease liabilities - current portion	291	456
Construction finance liability - current portion	2,003	—
Operating lease liabilities	15,332	17,108
Finance lease liabilities	2,048	5,890
Construction finance liability	24,167	45,217
Other long-term liabilities	6	155
Total liabilities associated with discontinued operations	$44,542	$70,698

The following table summarizes the Company's loss from discontinued operations for the years ended December 31. The gain and loss resulting from the forgiveness of intercompany payables has been eliminated in consolidation.

	2023	2022	2021

	(in thousands)
Revenue	$10,590	$24,634	$6,451
Cost of goods sold	29,843	37,897	6,895
Gross margin	(19,253)	(13,263)	(444)
Expenses:
Operating expenses	7,522	13,821	6,661
Impairment and disposal of long-lived assets, net	69,480	49,130	—
Total Expenses	77,002	62,951	6,661
Loss from operations	(96,255)	(76,214)	(7,105)
Other (expense) income:
Other expense, net	(5,087)	(6,118)	(5,636)
Total other expense, net	(5,087)	(6,118)	(5,636)
Loss before provision for income taxes	(101,342)	(82,332)	(12,741)
Income tax (benefit) provision	(4,101)	(12,223)	339
Net loss from discontinued operations, net of taxes	(97,241)	(70,109)	(13,080)
Less: net loss attributable to non-controlling interest from discontinued operations	(1,193)	(2,669)	—
Net loss from discontinued operations excluding non-controlling interest	$(96,048)	$(67,440)	$(13,080)
Other expense, net primarily consists of interest expense on the construction finance liability and operating lease liabilities associated with our discontinued operations.
The consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, loss on impairment of long-lived assets, and capital expenditures of discontinued operations for the years ended December 31:

	2023	2022	2021

	(in thousands)
Depreciation and amortization	$3,798	$10,787	$5,228
Purchases of property and equipment	67	844	57,479
Loss on impairment and disposal of long-lived assets	69,480	49,130	69
Other noncash investing and financing activities
Noncash partial extinguishment of construction finance liability	$18,486	$—	$—

As a result of our exit from the Massachusetts market during the second quarter of 2023, the Company performed a lease term reassessment for the Holyoke failed sale-leaseback financing arrangement due to lease renewals previously included in the lease term being excluded as of the Massachusetts exit. The Company concluded the failed sale-leaseback accounting conclusion is maintained. The Company recognized a gain on partial extinguishment of $18.5 million as a result of the lease term reassessment, which was recorded to net loss from discontinued operations, net of taxes.

Future minimum lease payments for the construction finance liability associated with discontinued operations as of December 31, 2023, are as follows:

Year Ending December 31,	(in thousands)
2024	$5,455
2025	5,619
2026	5,788
2027	5,961
2028	6,140
Thereafter	12,287
Total future payments	41,250
Less: Interest	(15,080)
Total present value of minimum payments	26,170
Construction finance liabilities - current portion	(2,003)
Construction finance liabilities	$24,167

During the year ended December 31, 2022, the Company exited Nevada and recorded a loss on disposal of operating right of use assets of $14.0 million, which was recorded in net loss from discontinued operations on the consolidated statements of operations.

Future minimum lease payments under non-cancellable leases associated with discontinued operations as of December 31, 2023 are as follows:

	Operating leases	Finance leases

	(in thousands)
2024	$1,739	$494
2025	1,798	509
2026	1,859	476
2027	1,922	377
2028	1,979	389
Thereafter	23,503	835
Total undiscounted lease liabilities	32,800	3,080
Less: Interest	(17,303)	(741)
Total present value of minimum lease payments	15,497	2,339
Lease liabilities - current portion	165	291
Lease liabilities	$15,332	$2,048

NOTE 20. VARIABLE INTEREST ENTITIES
The Company has entered into operating agreements with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, in several states in which it determined to be variable interest entities. The Company determined certain of these entities to be variable interest entities in which it is the primary beneficiary and holds ownership interests in these entities ranging from 46% to 95% either directly or through a proxy as of December 31, 2023. The Company's VIEs are not material to the consolidated financial position or operations as of or for the years ended December 31, 2023, 2022, or 2021.

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
During the first quarter of 2023, the Company paid $0.4 million in cash and $1.7 million in subordinate voting shares earned but not yet issued, based on the completion of certain milestones required as part of the acquisition of one of the Company's consolidated variable interest entities. The Company previously paid $0.8 million in cash for certain milestones. As part of the Company's decision to exit the Massachusetts market in the second quarter of 2023, it ceased its relationship with this variable interest entity. This terminated the payment of the $1.7 million subordinate voting shares earned but not yet issued. Based on the changes in circumstances, the Company reevaluated the variable interest entity, concluding it was no longer the primary beneficiary and as such, deconsolidated the entity in the second quarter of 2023. The Company deconsolidated total assets of $10.6 million and liabilities of $4.8 million and recorded a loss of $10.0 million related to the termination of the acquisition and deconsolidation of the variable interest entity which is included in net loss from discontinued operations on the consolidated statements of operations for the year ended December 31, 2023.
In addition to the above, during the second quarter of 2023, the Company sold and divested of certain variable interest entities. The Company received cash proceeds of $1.8 million related to the sale and recorded a loss on divestment of $0.8 million which is included in impairments and disposals of long-lived assets, net on the consolidated statements of operations. The activity for the remainder of the year ended December 31, 2023 was nominal.
During the year ended December 31, 2022, the Company divested of its minority ownership interest in two of its VIEs and received cash of $2.0 million and recorded an insignificant loss on the divestments which were recorded in impairment and disposal of long-lived assets, net, in the consolidated statements of operations for the year ended December 31, 2022.
The Company no longer consolidates these VIEs since it is no longer considered the primary beneficiary.

The following table presents the summarized assets and liabilities of the Company’s VIEs in which it does not hold a majority interest as of December 31. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that are eliminated in consolidation as included on our consolidated balance sheets.

	2023	2022

	(in thousands)
Current assets:
Cash	$9,491	$7,349
Accounts receivable, net	1,308	597
Inventories	8,341	7,590
Prepaid expenses	423	46
Other current assets	7	—
Total current assets	19,570	15,582
Property and equipment, net	28,068	25,994
Right of use asset - operating, net	2,744	—
Right of use asset - finance, net	259	224
Intangible assets, net	17,162	17,947
Other assets	140	344
Total assets	$67,943	$60,091
Current liabilities:
Accounts payable and accrued liabilities	$1,939	$3,713
Income tax payable	2,017	1,615
Deferred revenue	2	6
Operating lease liability - current portion	63	—
Finance lease liability - current portion	60	41
Total current liabilities	4,081	5,375
Notes payable	885	1,200
Operating lease liability	2,926	—
Finance lease liability	210	185
Deferred tax liabilities	3,638	4,101
Other long-term liabilities	671	625
Total liabilities	$12,411	$11,486

NOTE 21. RELATED PARTIES
The Company previously raised funds by issuing notes to various related parties including directors, officers, and shareholders. The remaining related party notes were paid off in full in November 2021. The Company incurred interest expense on the related party debt during the year ended December 31, 2021 totaling $1.1 million.
During the year ended December 31, 2023, the Company entered into an agreement to rent a piece of equipment from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense recognized was nominal for the year ended December 31, 2023.
The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and a member of the Company's board of directors.

The Company had the following related party operating leases on the consolidated balance sheets, under ASC 842, as of December 31:

	2023	2022
	(in thousands)
Right-of-use assets, net	$706	$820
Lease liabilities:
Lease liabilities - current portion	$127	$113
Lease liabilities	624	751
Total related party lease liabilities	$751	$864
Lease expense recognized on related party leases was $0.2 million, $0.2 million, and $2.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.
NOTE 22. REVENUE DISAGGREGATION
Revenue is comprised of the following for the year ended December 31:

	2023	2022	2021

	(in thousands)
Retail	$1,083,545	$1,158,475	$869,707
Wholesale	43,390	55,087	61,137
Licensing and other	2,258	4,667	1,090
Total Revenue	$1,129,193	$1,218,229	$931,934
NOTE 23. COMMITMENTS AND CONTINGENCIES
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
Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. Except as disclosed below, as of December 31, 2023, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
In connection with the Watkins acquisition, during the second quarter of 2023, escrow of $22.5 million was released related to the settlement of previous litigation which was previously recorded to other current assets, of which $17.0 million was paid in cash and $5.5 million was released to the Company.

Contingencies
The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be estimated. As of December 31, 2023, and 2022, $4.2 million and $31.7 million, respectively, was included in contingent liabilities on the consolidated balance sheets related to pending litigation. The Company also recorded accruals related to sales tax audits or inquiries which were acquired through the Harvest acquisition. As of December 31, 2023 and 2022, $0.2 million and $3.0 million, respectively, was included in contingent liabilities on the consolidated balance sheets for estimates related to various sales tax matters.

NOTE 24. FINANCIAL INSTRUMENTS
Fair Value of Financial Instruments
The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.
The fair values of financial instruments by class are as follows as of December 31:

	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Assets (1):
Money market funds (2)	$145,995	$—	$—	$145,995	$340	$—	$—	$340
Financial Liabilities:
Interest rate swap (3)	$—	$2,341	$—	$2,341	$—	$2,536	$—	$2,536
Warrant liabilities (4)	—	—	—	—	—	252	—	252
(1)There were no transfers between hierarchy levels during the years ended December 31, 2023 and 2022.
(2)Money market funds are included within cash and cash equivalents on the Company’s consolidated balance sheets. As short-term, highly liquid investments readily convertible to known amounts of cash, the Company’s money market funds have carrying values that approximate fair value. Interest income is recorded to interest income on the consolidated statements of operations. The Company recorded interest income of $4.8 million in relation to these money market funds for the year ended December 31, 2023. Interest income for the year ended December 31, 2022 was nominal.

(3)The VNB Swap is carried at fair value which is based on a valuation model that utilizes interest rate yield curves and credit spreads observable in active markets as the significant inputs to the model. The Company considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments. The fair value of the interest rate swap liability is recorded in other long-term liabilities on the consolidated balance sheets.
(4)The total fair value and carrying value of the Company's liability warrants is recorded to warrant liabilities on the consolidated balance sheets. All remaining liability warrants expired in the second quarter of 2023. See Note 15. Share Capital for additional considerations.
The Company's Private Placement Notes are recorded at carrying value. The fair value of the Private Placement Notes as of December 31, 2023 was $310.5 million which was determined using Level 1 inputs of the fair value hierarchy. See Note 12. Private Placement Notes for further details.
Derivative Financial Instruments

In the fourth quarter of 2022, the Company entered into an interest rate swap contract ("VNB Swap") for the purpose of hedging the variability of interest expense and interest payments on the Company's long-term variable rate debt. The notional value was $70.0 million and $71.5 million as of December 31, 2023 and December 31, 2022, respectively. The VNB Swap was entered into in conjunction with four promissory term notes of a total corresponding amount. The four promissory term notes were priced at the Secured Overnight Financing Rate ("SOFR"), as defined in the agreement plus 3.00%, per annum. The VNB Swap fixed the four term loans at 7.53% per annum until maturity on January 1, 2028. The VNB Swap effectively fixes the floating SOFR-based interest of the SOFR-based debt.
NOTE 25. SUBSEQUENT EVENTS
The Company’s management evaluates subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the consolidated financial statements other than the following. Subsequent to December 31, 2023, the Company received $50.3 million in refunds related to our 280E Position.