Form 10-Q
period 2024-03-31
Trulieve Cannabis Corp.
filed 2024-05-09
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of May 2, 2024, the registrant had 164,063,460 Subordinate Voting Shares and 23,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$320,313	$201,372
Restricted cash	6,607	6,607
Accounts receivable, net	5,934	6,703
Inventories	209,404	213,120
Prepaid expenses	17,447	17,620
Other current assets	20,299	23,735
Notes receivable - current portion, net	4,375	6,233
Assets associated with discontinued operations	887	1,958
Total current assets	585,266	477,348
Property and equipment, net	672,105	676,352
Right of use assets - operating, net	97,239	95,910
Right of use assets - finance, net	57,984	58,537
Intangible assets, net	901,681	917,191
Goodwill	483,905	483,905
Notes receivable, net	6,266	7,423
Other assets	12,828	10,379
Long-term assets associated with discontinued operations	2,010	2,010
TOTAL ASSETS	$2,819,284	$2,729,055
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$82,799	$83,162
Income tax payable	1,156	—
Deferred revenue	2,098	1,335
Notes payable - current portion	3,793	3,759
Operating lease liabilities - current portion	10,465	10,068
Finance lease liabilities - current portion	7,817	7,637
Construction finance liabilities - current portion	1,574	1,466
Contingencies	4,433	4,433
Liabilities associated with discontinued operations	3,051	2,989
Total current liabilities	117,186	114,849
Long-Term Liabilities:
Private placement notes, net	363,605	363,215
Notes payable, net	115,009	115,855
Operating lease liabilities	93,609	92,235
Finance lease liabilities	61,627	61,676
Construction finance liabilities	136,400	136,659
Deferred tax liabilities	216,980	206,964
Uncertain tax position liabilities	277,966	180,350
Other long-term liabilities	4,999	7,086
Long-term liabilities associated with discontinued operations	40,895	41,553
TOTAL LIABILITIES	$1,428,276	$1,320,442
Commitments and contingencies (see Note 3)
MEZZANINE EQUITY
Redeemable non-controlling interest	$7,671	$—
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 187,253,410 and 186,235,818 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	$—	$—
Additional paid-in-capital	2,054,070	2,055,112
Accumulated deficit	(663,718)	(640,639)
Non-controlling interest	(7,015)	(5,860)
TOTAL SHAREHOLDERS' EQUITY	1,383,337	1,408,613
TOTAL LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY	$2,819,284	$2,729,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$297,619	$285,214
Cost of goods sold	123,817	135,022
Gross profit	173,802	150,192
Expenses:
Sales and marketing	61,107	60,733
General and administrative	40,200	39,312
Depreciation and amortization	27,755	29,614
Impairment and disposal of long-lived assets, net of (recoveries)	(1,360)	3,379
Total expenses	127,702	133,038
Income from operations	46,100	17,154
Other income (expense):
Interest expense, net	(14,669)	(21,160)
Interest income	3,258	1,062
Other (expense) income, net	(2,743)	4,108
Total other expense, net	(14,154)	(15,990)
Income before provision for income taxes	31,946	1,164
Provision for income taxes	55,435	35,464
Net loss from continuing operations	(23,489)	(34,300)
Net loss from discontinued operations, net of tax benefit of zero and $(514), respectively	(1,358)	(31,331)
Net loss	(24,847)	(65,631)
Less: net loss attributable to non-controlling interest from continuing operations	(1,439)	(984)
Less: net loss attributable to redeemable non-controlling interest from continuing operations	(329)	—
Less: net loss attributable to non-controlling interest from discontinued operations	—	(523)
Net loss attributable to common shareholders	$(23,079)	$(64,124)

EPS Numerator Reconciliation (see Note 5)
Net loss attributable to common shareholders	$(23,079)	$(64,124)
Net loss from discontinued operations	1,358	30,808
Adjustment of redeemable non-controlling interest to maximum redemption value	(8,836)	—
Net loss from continuing operations available to common shareholders	$(30,557)	$(33,316)

Net loss per share - Continuing operations:
Basic and diluted	$(0.16)	$(0.18)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.01)	$(0.16)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	189,493,134	188,899,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	5,153	—	—	5,153
Exercise of stock options	—	42,662	42,662	170	—	—	170
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	1,365	1,365
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	(8,836)	—	—	(8,836)
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	974,930	974,930	2,471	—	—	2,471
Net loss	—	—	—	—	(23,079)	(1,439)	(24,518)
Balance, March 31, 2024	23,226,386	164,027,024	187,253,410	$2,054,070	$(663,718)	$(7,015)	$1,383,337

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2022	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	2,401	—	—	2,401
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(50)	(50)
Value of shares earned for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Net loss	—	—	—	—	(65,631)	(1,507)	(67,138)
Balance, March 31, 2023	26,226,386	159,761,126	185,987,512	$2,049,047	$(179,474)	$(5,013)	$1,864,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(24,847)	$(65,631)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,755	30,371
Depreciation included in cost of goods sold	13,477	13,551
Non-cash interest expense, net	394	1,372
Impairment and disposal of long-lived assets, net of recoveries	(1,360)	31,015
Amortization of operating lease right of use assets	2,596	2,634
Accretion of construction finance liabilities	194	389
Share-based compensation	5,153	2,401
Proceeds received from insurance	1,473	—
Change in fair value of derivative liabilities - warrants	—	(252)
Non-cash change in contingencies	—	(3,725)
Allowance for credit losses	2,960	(159)
Deferred income tax expense (benefit)	10,016	(7,896)
Changes in operating assets and liabilities:
Inventories	3,522	260
Accounts receivable	1,493	1,565
Prepaid expenses and other current assets	1,049	(1,776)
Other assets	(2,448)	1,888
Accounts payable and accrued liabilities	1,040	9,177
Income tax payable	2,663	(13,383)
Other current liabilities	—	(5,448)
Operating lease liabilities	(2,239)	(2,523)
Deferred revenue	762	(4,452)
Uncertain tax position liabilities	97,616	9,797
Other long-term liabilities	(2,115)	1,235
Net cash provided by operating activities	139,154	410
Cash flows from investing activities
Purchases of property and equipment	(15,555)	(13,731)
Capitalized interest	61	(582)
Purchases of internal use software	(5,008)	(2,046)
Proceeds received from insurance recoveries on property and equipment	527	—
Cash paid for licenses	—	(3,500)
Proceeds from sales of long-lived assets	—	287
Payments received from notes receivable	266	180
Proceeds from sale of held for sale assets	748	580
Net cash used in investing activities	(18,961)	(18,812)
Cash flows from financing activities
Proceeds from redemption of non-controlling interest	3,000	—
Proceeds from equity exercises	170	—
Payments on notes payable	(923)	(3,442)
Payments on finance lease obligations	(1,916)	(2,040)
Payments on construction finance liabilities	(803)	(278)
Distributions to subsidiary non-controlling interest	(1,081)	(50)
Net cash used in financing activities	(1,553)	(5,810)
Net increase (decrease) in cash, cash equivalents, and restricted cash	118,640	(24,212)
Cash, cash equivalents, and restricted cash, beginning of period	207,979	213,792
Cash and cash equivalents of discontinued operations, beginning of period	301	5,702
Less: cash and cash equivalents of discontinued operations, end of period	—	(2,486)
Cash, cash equivalents, and restricted cash, end of period	$326,920	$192,796

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$8,939	$9,618
Income taxes paid, net of (refunds)	(54,859)	46,775
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$5,967	$4,544
Purchases of property and equipment in accounts payable and accrued liabilities	484	2,197
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	2,471	—
Value of shares earned for purchase of variable interest entity	—	1,643

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

	Three Months Ended March 31,
	2024	2023
Beginning of period:
Cash and cash equivalents (1) (2)	$201,372	$207,185
Restricted cash	6,607	6,607
Cash, cash equivalents and restricted cash	$207,979	$213,792
End of period:
Cash and cash equivalents (3) (4)	$320,313	$185,642
Restricted cash	6,607	7,154
Cash, cash equivalents and restricted cash	$326,920	$192,796
(1)Excludes $0.3 million attributable to discontinued operations.
(2)Excludes $5.7 million attributable to discontinued operations.
(3)Excludes zero attributable to discontinued operations.
(4)Excludes $2.5 million attributable to discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve" and, together with its subsidiaries and variable interest entities, the "Company," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of March 31, 2024, and the results of its operations and cash flows for the periods ended March 31, 2024 and 2023. The results of the Company's operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full 2024 fiscal year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 (the "2023 Form 10-K").
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
Reclassifications
Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our critical accounting policies during the three month period ended March 31, 2024.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Raw material
Cannabis plants	$20,005	$21,429
Packaging and supplies	30,544	36,472
Total raw material	50,549	57,901
Work in process	107,985	104,428
Finished goods - unmedicated	5,231	6,516
Finished goods - medicated	45,639	44,275
Total inventories	$209,404	$213,120

Notes Receivable

As of March 31, 2024 and December 31, 2023, the allowance for credit losses on notes receivable was $2.9 million and zero, respectively.

Fair Value of Financial Instruments
The fair values of financial instruments by class are as follows:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets (1):
Money market funds (2)	$282,814	$—	$—	$282,814	$145,995	$—	$—	$145,995
Financial Liabilities:
Interest rate swap (3)	$—	$1,043	$—	$1,043	$—	$2,341	$—	$2,341
(1)There were no transfers between hierarchy levels during the periods ending March 31, 2024 or December 31, 2023.
(2)Money market funds are included within cash and cash equivalents on the Company’s condensed consolidated balance sheets. Interest income from money market funds was $2.9 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
(3)The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Redeemable Non-Controlling Interest

One of the Company’s consolidated variable interest entities is party to a shareholder agreement which provides certain of the non-controlling interest holders with optional redemption rights where they may put their shares in the consolidated subsidiary to the Company in exchange for a fixed number of Company shares. The non-controlling interest is redeemable at the option of the shareholder and is therefore recorded in temporary or "mezzanine" equity on the consolidated balance sheet in accordance with ASC Topic 480-10-S99. Certain put holders are required to pay a subscription fee prior to their put right becoming exercisable.

During the first quarter of 2024, certain redeemable non-controlling interest holders executed their put rights following the payment of their subscription amount to the consolidated subsidiary, resulting in the issuance of 974,930 of Company Shares. This redemption resulted in an increase in the Company's ownership interest to 65% from 46%.

At March 31, 2024, the redeemable non-controlling interest that is currently redeemable was recorded based on its redemption value of $8.1 million.

The following table presents the components of the change in redeemable non-controlling interest for the three months ended March 31, 2024:

Redeemable Non-Controlling Interest
Balance, beginning of period	$—
Reclassification to mezzanine equity	(1,365)
Redemption	529
Adjustment to maximum redemption value	8,836
Allocation of net loss	(329)
Balance, end of period	$7,671

Shared Based Compensation
Stock Options
The following table summarizes the Company's stock option activity for the three months ended March 31, 2024:

Number of options
Outstanding options, beginning of period	4,197,058
Granted (1)	992,166
Exercised	(42,662)
Forfeited	(64,805)
Outstanding options, end of period	5,081,757
Vested and exercisable options, end of period	3,323,425
(1) The weighted average exercise price for stock options granted was $10.00.

Restricted Stock Units
The following table summarizes the Company's RSU activity for the three months ended March 31, 2024:

Number of restricted stock units
Unvested balance, beginning of period	2,686,216
Granted (1)	2,194,918
Vested	(41,165)
Forfeited	(68,745)
Unvested balance, end of period	4,771,224
(1) The weighted average grant date fair value of RSUs granted was $10.00.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Retail	$284,994	$274,846
Wholesale	12,179	9,692
Licensing and Other	446	676
Total Revenue	$297,619	$285,214

Commitments and Contingencies

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Contingencies
The Company records contingent liabilities which primarily consist of litigation on various claims in which it believes a loss is probable and can be estimated. As of March 31, 2024 and December 31, 2023, $4.2 million was included in contingent liabilities on the condensed consolidated balance sheets related to pending litigation.

NOTE 4. FINANCING ARRANGEMENTS

Private Placement Notes

Private placement notes payable consisted of the following:

	March 31, 2024	December 31, 2023	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(4,395)	(4,785)
Less: current portion of private placement notes	—	—
Private placement notes, net	$363,605	$363,215

The fair value of the private placement notes was approximately $341.8 million as of March 31, 2024.

Notes Payable

Notes payable consisted of the following:

	March 31, 2024	December 31, 2023	Stated Interest Rate	Effective Interest Rate	Maturity Date
	(in thousands)
Mortgage Notes Payable
Notes dated December 21, 2022	$69,631	$70,046	7.53%	7.87%	1/1/2028
Notes dated December 22, 2023	24,871	25,000	8.31%	8.48%	12/23/2028
Notes dated December 22, 2022	18,357	18,470	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021	5,534	5,645	8.14%	8.29%	10/1/2027
Total mortgage notes payable	118,393	119,161
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (1)	1,684	1,707	(1)	(1)	(1)
Notes of consolidated variable-interest entity dated February 1, 2022	753	885	8.00%	8.00%	12/31/2025
Total promissory notes payable	2,437	2,592
Total notes payable (2)	120,830	121,753
Less: unamortized debt discount and issuance costs	(2,028)	(2,139)
Less: current portion of notes payable	(3,793)	(3,759)
Notes payable, net	$115,009	$115,855
(1)Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 6.63% as of March 31, 2024. Maturity dates range from October 4, 2024 to October 24, 2026.
(2)Notes payable are subordinated to the private placement notes.

Construction Finance Liabilities
Total construction finance liabilities were $138.0 million and $138.1 million as of March 31, 2024 and December 31, 2023, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 16.6 years.
Maturities
Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of March 31, 2024 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities
Year	(in thousands)
Remainder of 2024	$—	$2,950	$12,801	$15,751
2025	—	4,232	17,521	21,753
2026	368,000	4,632	18,013	390,645
2027	—	70,034	18,519	88,553
2028	—	23,199	19,039	42,238
Thereafter	—	15,783	283,384	299,167
Total	$368,000	$120,830	369,277	858,107

NOTE 5. EARNINGS PER SHARE
The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2024	2023
Numerator	(in thousands, except for share data)
Continuing operations
Net loss from continuing operations	$(23,489)	$(34,300)
Less: net loss attributable to non-controlling interest	(1,439)	(984)
Less: net loss attributable to redeemable non-controlling interest from continuing operations	(329)	—
Less: adjustment of redeemable non-controlling interest to maximum redemption value	8,836	—
Net loss from continuing operations available to common shareholders of Trulieve Cannabis Corp.	$(30,557)	$(33,316)
Discontinued operations
Net loss from discontinued operations	$(1,358)	$(31,331)
Less: net loss attributable to non-controlling interest	—	(523)
Net loss from discontinued operations excluding non-controlling interest	$(1,358)	$(30,808)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	189,493,134	188,899,309
Loss per Share - Continuing operations
Basic and diluted loss per share	$(0.16)	$(0.18)
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.01)	$(0.16)

(1) Potentially dilutive securities representing 11.0 million and 4.0 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2024 and 2023, respectively, as their effect would have been antidilutive.
As of March 31, 2024, there were approximately 187.3 million shares issued and outstanding, which excluded approximately 2.9 million fully vested RSUs which are not contractually issuable until September 2024 and approximately 0.1 million fully vested RSUs which are not contractually issuable until the earlier of a triggering event, as defined, or December 1, 2030.
NOTE 6. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Income before provision for income taxes	$31,946	$1,164
Provision for income taxes	$55,435	$35,464
Effective tax rate	174%	3047%

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
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

Three Months Ended March 31, 2024
(in thousands)
Balance, beginning of period	$542,762
Reductions based on tax positions related to the prior year	(870)
Reductions based on refunds requested but not received related to the prior year	(44,677)
Additions based on tax positions related to the current year	32,236
Additions based on refunds received related to prior years	50,344
Balance, end of period	$579,795

A reconciliation of the beginning and ending amount of uncertain tax liabilities for the period presented:

Three Months Ended March 31, 2024
(in thousands)
Balance, beginning of period	$180,350
Reductions based on tax positions related to the prior year	(731)
Additions based on tax positions related to the current year	42,095
Additions based on refunds received related to prior years	50,344
Reclass tax payment on deposit	2,321
Interest recorded in income tax expense, net of reversals (1)	3,587
Balance, end of period (2)	$277,966

(1) Amounts represent the interest and penalties recorded on uncertain tax positions during the respective years which are recorded to the income tax provision on the condensed consolidated statements of operations.

(2) Of the $278.0 million in uncertain tax liabilities, $247.3 million are related to our tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company’s net uncertain tax liabilities, inclusive of interest and tax payments on deposit, were approximately $278.0 million and $180.4 million as of March 31, 2024 and December 31, 2023, respectively, which is recorded in other long-term liabilities in the condensed consolidated balance sheets. The increase of $97.6 million in uncertain tax positions is primarily due to activity related to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

During the three months ended March 31, 2024, the Company recorded interest of $3.6 million on uncertain tax liabilities in the consolidated statements of operations and comprehensive income, which is primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E. During the three months ended March 31, 2023, the Company recorded interest of $0.8 million on uncertain tax liabilities in the consolidated statements of operations and comprehensive income, which primarily related to a tax position taken relating to our inventory costs for tax purposes in our Florida dispensaries.

As of March 31, 2024, the Company has tax payments on deposit of $154.7 million that would reduce the uncertain tax liability when ultimately paid to the tax jurisdictions.

NOTE 7. VARIABLE INTEREST ENTITIES
The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds ownership interests in these entities ranging from 49% to 95% either directly or through a proxy as of March 31, 2024. The Company's VIEs are not material to the consolidated financial position or operations as of March 31, 2024 and December 31, 2023 or for the three months ended March 31, 2024 and 2023.

The following table presents the summarized assets and liabilities of the Company’s consolidated VIEs in which the Company does not hold a majority interest as of March 31, 2024 and December 31, 2023. The assets and liabilities in the table below include third-party assets and liabilities of our VIEs only and exclude intercompany balances that are eliminated in consolidation as included on our condensed consolidated balance sheets. As outlined within Note 3. Supplementary Financial Information, the redemption of a redeemable non-controlling interest resulted in an increase in the Company's ownership interest in one of the Company’s consolidated variable interest entities to 65% as of March 31, 2024 from 46% as of December 31, 2023. This increased the ownership in this consolidated variable interest entity where the Company holds a majority interest as of March 31, 2024.

	March 31, 2024	December 31, 2023
	(in thousands)
Current assets:
Cash	$881	$9,491
Accounts receivable, net	—	1,308
Inventories	874	8,341
Prepaid expenses	291	423
Other current assets	16	7
Total current assets	2,062	19,570
Property and equipment, net	560	28,068
Right of use asset - operating, net	—	2,744
Right of use asset - finance, net	—	259
Intangible assets, net	5,750	17,162
Other assets	31	140
Total assets	$8,403	$67,943
Current liabilities:
Accounts payable and accrued liabilities	$1,756	$1,939
Income tax payable	—	2,017
Deferred revenue	—	2
Operating lease liability - current portion	—	63
Finance lease liability - current portion	—	60
Total current liabilities	1,756	4,081
Notes payable	753	885
Operating lease liability	—	2,926
Finance lease liability	—	210
Deferred tax liabilities	—	3,638
Other long-term liabilities	—	671
Total liabilities	$2,509	$12,411

NOTE 8. RELATED PARTIES
In the third quarter of 2023, the Company entered into an agreement to rent a piece of equipment from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million for the three months ended March 31, 2024.
The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and another member of the Company's board of directors.

The Company had the following related party operating leases on the condensed consolidated balance sheets, under ASC 842, as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Right-of-use assets, net	$676	$706
Lease liabilities:
Lease liabilities - current portion	$130	$127
Lease liabilities	590	624
Total related parties lease liabilities	$720	$751
Lease expense recognized on related party leases was less than $0.1 million and less than $0.1 million for the three months ended March 31, 2024 and 2023, respectively.
NOTE 9. DISCONTINUED OPERATIONS
The assets and liabilities associated with discontinued operations consisted of the following as of:

	March 31, 2024	December 31, 2023
	(in thousands)
Assets associated with discontinued operations
Cash	$—	$301
Accounts receivable, net	42	841
Prepaid expenses	845	816
Other assets	2,010	2,010
Total assets associated with discontinued operations	$2,897	$3,968
Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	$456	$530
Operating lease liabilities - current portion	183	165
Finance lease liabilities - current portion	299	291
Construction finance liability - current portion	2,113	2,003
Operating lease liabilities	15,295	15,332
Finance lease liabilities	1,995	2,048
Construction finance liability	23,599	24,167
Other long-term liabilities	6	6
Total liabilities associated with discontinued operations	$43,946	$44,542

The following table summarizes the Company's loss from discontinued operations for the periods presented.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$—	$3,875
Cost of goods sold	—	4,129
Gross margin	—	(254)
Expenses:
Operating expenses	435	2,388
Impairment and disposal of long-lived assets, net	—	27,636
Total expenses	435	30,024
Loss from operations	(435)	(30,278)
Other expense:
Other expense, net	(923)	(1,567)
Total other expense, net	(923)	(1,567)
Loss before income taxes	(1,358)	(31,845)
Income tax benefit	—	(514)
Net loss from discontinued operations, net of tax benefit	(1,358)	(31,331)
Less: net loss attributable to non-controlling interest from discontinued operations	—	(523)
Net loss from discontinued operations excluding non-controlling interest	$(1,358)	$(30,808)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, and capital expenditures of discontinued operations for the prior year as the activity during the three months ended March 31, 2024 was nominal.

Three Months Ended March 31, 2023
(in thousands)
Depreciation and amortization	$2,226
Purchases of property and equipment	67
Loss on impairment of long-lived assets	27,636

NOTE 10. SUBSEQUENT EVENTS
The Company’s management evaluates subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," "the Company," "we," or "our") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K").
The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on February 29, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the three months ended March 31, 2024.
This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q in “Part I, Item 1A. Risk Factors” in our 2023 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2023 Form 10-K. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, and the risks discussed in "Item 1A, Risk Factors" of the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).
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

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio, have already or are in the process of developing and launching programs permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries which hold licenses and have entered into managed service agreements in the states in which they operate.

As of March 31, 2024, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	134	6
Arizona	21	3
Pennsylvania	20	3
West Virginia	10	1
Maryland	3	1
Georgia	5	1
Ohio	1	—
Connecticut	1	—
Colorado	—	1
Total	195	16
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

Trulieve brands include premium tier brands Avenue, Cultivar Collection, and Muse; mid-tier brands Modern Flower, Alchemy, Momenta, and Sweet Talk, and value tier brands Co2lors, Loveli, Roll One, and Trekkers. Established relationships with brand partners allow for the sale of partner branded products in select markets and retail locations, providing our customers with access to greater variety and specialty brands. Brand partnerships include arrangements with Alien Labs, Bellamy Brothers, Binske, Black Tuna, Blue River, Connected, DeLisioso, Khalifa Kush, Love’s Oven, Miami Mango, Moxie, Seed Junky, and Sunshine Cannabis.
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

Competitive Conditions and Position

The markets in which we operate are highly competitive markets with relatively high barriers to entry given the licensed nature of the cannabis industry. See “—Regulatory Overview” in Item 1 - Business and Item 1A - Risk Factors in our Annual Report on Form 10-K for additional information regarding the impact of regulation on our business. We compete directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. state markets.

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

Seasonality

Our business operates year-round. Operations and sales trends in select markets where we operate do follow seasonal trends with various times of the year providing seasonal impacts on sales in summer and winter months in markets in the Southwest and Northeast and promotional activity increases around specific industry and holiday events including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).
Recent Developments
On April 1, 2024, the Florida Supreme Court ruled affirmatively to place the Smart & Safe Florida initiative on the 2024 General Election Ballot which, if passed, will allow adults over the age of 21 to purchase cannabis products for personal consumption in the state of Florida. The initiative is on the ballot in Florida as a constitutional amendment with an election date set for November 5, 2024. In Florida, constitutional amendments require a 60% supermajority vote of approval to pass.
On April 30, 2024, the United States Department of Justice recommended marijuana be rescheduled from a Schedule I to Schedule III controlled substance. Once published by the Federal Register, it will initiate a formal rulemaking process as prescribed by the United States Congress in the Controlled Substances Act.
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

Financial Review
Results of Continuing Operations
This section of this Form 10-Q generally describes and compares our results of continuing operations for the three months ended March 31, 2024 and 2023, except as noted.
The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended March 31,
	2024		2023		2024 vs. 2023
	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount Change
Revenue	$297,619	100.0%	$285,214	100.0%	$12,405
Cost of goods sold	123,817	41.6%	135,022	47.3%	(11,205)
Gross profit	173,802	58.4%	150,192	52.7%	23,610
Expenses:
Sales and marketing	61,107	20.5%	60,733	21.3%	374
General and administrative	40,200	13.5%	39,312	13.8%	888
Depreciation and amortization	27,755	9.3%	29,614	10.4%	(1,859)
Impairment and disposal of long-lived assets, net of recoveries	(1,360)	(0.5%)	3,379	1.2%	(4,739)
Total expenses	127,702	42.9%	133,038	46.6%	(5,336)
Income from operations	46,100	15.5%	17,154	6.0%	28,946
Other income (expense):
Interest expense, net	(14,669)	(4.9%)	(21,160)	(7.4%)	6,491
Interest income	3,258	1.1%	1,062	0.4%	2,196
Other (expense) income, net	(2,743)	-0.9%	4,108	1.4%	(6,851)
Total other expense, net	(14,154)	(4.8%)	(15,990)	(5.6%)	1,836
Income before provision for income taxes	31,946	10.7%	1,164	0.4%	30,782
Provision for income taxes	55,435	18.6%	35,464	12.4%	19,971
Net loss from continuing operations	(23,489)	(7.9%)	(34,300)	(12.0%)	10,811
Net loss from discontinued operations, net of tax benefit of zero and $(514), respectively	(1,358)	(0.5%)	(31,331)	(11.0%)	29,973
Net loss	(24,847)	(8.3%)	(65,631)	(23.0%)	40,784
Revenue
Revenue for the three months ended March 31, 2024 was $297.6 million, an increase of $12.4 million, or 4.3%, from $285.2 million for the three months ended March 31, 2023. The increase in revenue is primarily due to a $10.1 million increase in retail revenue and a $2.5 million increase in wholesale revenue. The increase in retail revenue was driven by the opening of additional dispensaries; the Company operated 195 dispensaries and 181 dispensaries as of March 31, 2024 and 2023, respectively. We also experienced improved customer traffic driving an increase to units sold. Additionally, Maryland adult-use sales went live in July 2023 with the 2024 Maryland adult-use sales resulting in an improvement in overall retail and wholesale sales.

Cost of Goods Sold
Cost of goods sold for the three months ended March 31, 2024 was $123.8 million, a decrease of $11.2 million, or 8.3%, from $135.0 million for the three months ended March 31, 2023. Cost of goods as a percentage of revenue was 41.6% for the three months ended March 31, 2024 compared to 47.3% for the three months ended March 31, 2023. The decrease was primarily due to improvements driven by year over year improvements in at-scale cost efficiencies from our 750,000 square foot production facility in Florida.
Gross Profit
Gross profit for the three months ended March 31, 2024 was $173.8 million, an increase of $23.6 million, or 15.7%, from $150.2 million for the three months ended March 31, 2023. Gross profit as a percentage of revenue was 58.4% for the three months ended March 31, 2024 compared to 52.7% for the three months ended March 31, 2023, driven by improvements in cultivation costs and the favorable impact from the new adult-use revenue in Maryland.
Sales and Marketing Expense
Sales and marketing expense for the three months ended March 31, 2024 was $61.1 million, an increase of $0.4 million, or 0.6%, from $60.7 million for the three months ended March 31, 2023. The increase is primarily due to the increase in overall store count partially offset by payroll efficiencies. Sales and marketing expense as a percentage of revenues was 20.5% for the three months ended March 31, 2024 compared to 21.3% for the three months ended March 31, 2023.
General and Administrative Expense
General and administrative expense for the three months ended March 31, 2024 was $40.2 million, an increase of $0.9 million, or 2.3%, from $39.3 million for the three months ended March 31, 2023. The increase is primarily due to increased stock based compensation.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2024 was $27.8 million, a decrease of $1.9 million, or 6.3%, from $29.6 million for the three months ended March 31, 2023. Depreciation and amortization expense decreased due to strategic initiatives to streamline the operational footprint in 2023 driving a decrease in depreciation expense for the three months ended March 31, 2024 relative to the same period in the prior year.
Impairment and Disposal of Long-lived Assets, Net of Recoveries
Gain on impairment and disposal of long-lived assets, net of recoveries was $1.4 million for the three months ended March 31, 2024, a change of $4.7 million, from a loss of $3.4 million for the three months ended March 31, 2023. The change is primarily due to 2023 asset disposal activities associated with underperforming assets, offset by insurance recoveries received in the first quarter of 2024 associated with property damage in 2023.
Interest Expense, Net
Interest expense, net for the three months ended March 31, 2024 was $14.7 million, a decrease of $6.5 million, or 30.7%, from $21.2 million for three months ended March 31, 2023. The decrease is primarily the result of debt retirements of $57.0 million in September 2023 and $130.0 million in December 2023 driving lower interest expense realized in the first quarter of 2024, partially offset by the interest associated with the $25.0 million mortgage note executed in December 2023.
Interest Income
Interest income for the three months ended March 31, 2024 was $3.3 million, an increase of $2.2 million, or 206.8%, from $1.1 million for the three months ended March 31, 2023. The increase is due to an increase in funds invested into high-yield money market fund accounts in the first quarter of 2024 compared to the same prior year period.
Other (Expense) Income, Net
Other expense, net for the three months ended March 31, 2024 was $2.7 million, a change of $6.9 million, from other income, net of $4.1 million for three months ended March 31, 2023. The change is primarily related to expense from credit loss reserves on non-operating notes receivable in the current year, compared to gains related to non-operating assets in the prior year.
Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2024 was $55.4 million, an increase of $20.0 million, or 56.3%, from $35.5 million for the three months ended March 31, 2023. Provision for income taxes as a percentage of revenue was 18.6% for the three months ended March 31, 2024 compared to 12.4% for the three months ended March 31, 2023. The increase in tax expense in the first quarter of 2024 was driven by an increase in gross margin for the period, as well as the one-time impact of changing certain state tax filing methods which requires us to revalue deferred taxes in those states, and an increase in interest expense on uncertain tax positions.
Management's Use of Non-GAAP Measures
Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA adjusts the following items from net income: interest expense, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that do not represent the operations of the core business such as acquisition, transaction and other non-recurring costs including contributions to specific initiative campaigns (e.g., Smart and Safe Florida), impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, and other income and expense items. Acquisition, transaction and non-recurring costs also may include expenditures related to major system changes.
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

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2024 was $105.8 million, an increase of $27.7 million, or 35.5%, from $78.1 million for the three months ended March 31, 2023. The increase is primarily attributable to the increase in revenue and improved gross profit margin.
The following table presents a reconciliation of GAAP net loss to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss attributable to common shareholders	$(23,079)	$(64,124)
Add (deduct) impact of:
Interest expense, net	14,669	21,160
Interest income	(3,258)	(1,062)
Provision for income taxes	55,435	35,464
Depreciation and amortization	27,755	29,614
Depreciation included in cost of goods sold	13,477	12,090
EBITDA (Non-GAAP)	84,999	33,142
Impairment and disposal of long-lived assets, net of (recoveries)	(1,360)	3,379
Legislative campaign contributions	9,225	10,512
Acquisition, transaction, and other non-recurring costs	3,677	1,937
Share-based compensation	5,153	2,401
Other expense (income), net	2,743	(4,108)
Discontinued operations, net of tax, attributable to common shareholders	1,358	30,808
Total adjustments	20,796	44,929
Adjusted EBITDA (Non-GAAP)	$105,795	$78,071

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from sales and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues and earnings over both the immediate and near term to support our business growth and expansion. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations and debt and equity offerings. The Company has and expects to retain additional cash from operations, starting in the third quarter of 2023, due in part to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.
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

Cash and cash equivalents were $320.3 million as of March 31, 2024. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:
•Cash from ongoing operations,
•Debt - the Company has the ability to obtain additional debt from additional creditors.
•Market offerings - the Company has the ability to offer equity to obtain additional funding.
Cash Flows
The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$139,154	$410
Net cash used in investing activities	(18,961)	(18,812)
Net cash used in financing activities	(1,553)	(5,810)
Net increase (decrease) in cash and cash equivalents	$118,640	$(24,212)
Cash Flows from Operating Activities
Net cash provided by operating activities was $139.2 million for the three months ended March 31, 2024, an increase of $138.7 million as compared to $0.4 million net cash provided by operating activities during the three months ended March 31, 2023. This improvement is primarily due to the impact of the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code as well as a $23.6 million improvement in gross profit driven by higher revenues and improved gross margin.
Cash Flows from Investing Activities
Net cash used in investing activities was $19.0 million for the three months ended March 31, 2024, an increase of $0.2 million, compared to the $18.8 million net cash used in investing activities for the three months ended March 31, 2023. The change is primarily from increased purchases of internal use software and property equipment in the current year, which was partially offset by non-recurring payments for a cannabis license made in the prior year.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.6 million for the three months ended March 31, 2024, a change of $4.3 million, compared to the $5.8 million net cash used in financing activities for the three months ended March 31, 2023. The change is primarily due to proceeds from a redeemable non-controlling interest holder making a subscription payment in the current year and a note payable that was paid off in the prior year.
Balance Sheet Exposure
As of March 31, 2024 and December 31, 2023, 100% of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2023 Form 10-K.
Contractual Obligations

    For information on our commitments for financing arrangements, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Financing Arrangements, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the increase in our uncertain tax liabilities of $97.6 million, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
Off-Balance Sheet Arrangements
As of the date of this filing, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
Item 4. Controls and Procedures.
Material Weakness in Internal Control Over Financial Reporting
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses as described in the 2023 Annual Report on Form 10-K, which are currently in the process of being remediated, as of March 31, 2024, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024.
Notwithstanding the material weaknesses described in the 2023 Annual Report on Form 10-K, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Remediation Measures

We previously identified and disclosed material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024. The material weaknesses were due to a lack of sufficient controls around information technology and inventory valuation. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken a number of remediation actions during the year ending December 31, 2023, and continues to address these deficiencies. The Company will not be able to conclude that the material weaknesses are remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that the controls are operating effectively. Remediation actions taken include the following:
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
Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation measures discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II - OTHER INFORMATION
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include the Company’s statements regarding the Company’s expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q in “Part I, Item 1A – Risk Factors” in our 2023 Annual Report. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:
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

Item 1A. Risk Factors.
Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2023 Form 10-K filed with the SEC on February 29, 2024 includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2023 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2023 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. There have been no material changes from such risk factors during the three months ended March 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On March 11, 2024, the Company issued 974,930 subordinate voting shares to acquire an additional 19% ownership interest in an already consolidated subsidiary raising the Company's ownership to 65%. These subordinate voting shares were issued to the equity holders of the subsidiary in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended based upon factual representations received from the equity holders who received the shares.
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

TRULIEVE CANNABIS CORP.

Date: May 9, 2024	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2024	By:	/s/ Wes Getman
Wes Getman
Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2024	By:	/s/ Joy Malivuk
Joy Malivuk
Chief Accounting Officer
(Principal Accounting Officer)