Form 10-Q
period 2024-06-30
Trulieve Cannabis Corp.
filed 2024-08-06
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
6749 Ben Bostic Road
Quincy, FL 32351
(Address of principal executive offices and zip code)
(850) 298-8866
(Registrant’s telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 30, 2024, the registrant had 164,098,272 Subordinate Voting Shares and 23,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$355,184	$201,372
Restricted cash	907	6,607
Accounts receivable, net	7,534	6,703
Inventories	207,634	213,120
Income tax receivable	6,345	—
Prepaid expenses	23,582	17,620
Other current assets	26,747	23,735
Notes receivable - current portion, net	2,190	6,233
Assets associated with discontinued operations	959	1,958
Total current assets	631,082	477,348
Property and equipment, net	678,129	676,352
Right of use assets - operating, net	104,276	95,910
Right of use assets - finance, net	56,788	58,537
Intangible assets, net	887,297	917,191
Goodwill	483,905	483,905
Notes receivable, net	5,996	7,423
Other assets	15,444	10,379
Long-term assets associated with discontinued operations	1,980	2,010
TOTAL ASSETS	$2,864,897	$2,729,055
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$87,214	$83,162
Deferred revenue	4,316	1,335
Notes payable - current portion	3,873	3,759
Operating lease liabilities - current portion	10,825	10,068
Finance lease liabilities - current portion	8,076	7,637
Construction finance liabilities - current portion	1,686	1,466
Contingencies	4,635	4,433
Liabilities associated with discontinued operations	3,176	2,989
Total current liabilities	123,801	114,849
Long-Term Liabilities:
Private placement notes, net	363,996	363,215
Notes payable, net	113,513	115,855
Operating lease liabilities	101,030	92,235
Finance lease liabilities	60,999	61,676
Construction finance liabilities	136,137	136,659
Deferred tax liabilities	211,087	206,964
Uncertain tax position liabilities	333,102	180,350
Other long-term liabilities	4,693	7,086
Long-term liabilities associated with discontinued operations	40,176	41,553
TOTAL LIABILITIES	$1,488,534	$1,320,442
Commitments and contingencies (see Note 3)
MEZZANINE EQUITY
Redeemable non-controlling interest	$5,313	$—
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 187,324,658 and 186,235,818 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	$—	$—
Additional paid-in-capital	2,056,072	2,055,112
Accumulated deficit	(675,746)	(640,639)
Non-controlling interest	(9,276)	(5,860)
TOTAL SHAREHOLDERS' EQUITY	1,371,050	1,408,613
TOTAL LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY	$2,864,897	$2,729,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$303,442	$281,795	$601,061	$567,009
Cost of goods sold	121,794	140,158	245,611	275,180
Gross profit	181,648	141,637	355,450	291,829
Expenses:
Sales and marketing	63,182	61,075	124,289	121,808
General and administrative	39,403	34,901	79,603	74,213
Depreciation and amortization	28,076	26,052	55,831	55,666
Impairment and disposal of long-lived assets, net of (recoveries)	1,233	3,310	(127)	6,689
Impairment of goodwill	—	307,590	—	307,590
Total expenses	131,894	432,928	259,596	565,966
Income (loss) from operations	49,754	(291,291)	95,854	(274,137)
Other income (expense):
Interest expense, net	(15,449)	(18,931)	(30,118)	(40,091)
Interest income	4,039	1,334	7,297	2,396
Other (expense) income, net	(1,837)	641	(4,580)	4,749
Total other expense, net	(13,247)	(16,956)	(27,401)	(32,946)
Income (loss) before provision for income taxes	36,507	(308,247)	68,453	(307,083)
Provision for income taxes	47,200	33,829	102,635	69,293
Net loss from continuing operations	(10,693)	(342,076)	(34,182)	(376,376)
Net loss from discontinued operations, net of tax benefit of zero, $(1,144), zero, and $(630), respectively	(1,619)	(64,796)	(2,977)	(96,127)
Net loss	(12,312)	(406,872)	(37,159)	(472,503)
Less: net income (loss) attributable to non-controlling interest from continuing operations	44	(2,353)	(1,395)	(3,337)
Less: net loss attributable to redeemable non-controlling interest from continuing operations	(328)	—	(657)	—
Less: net loss attributable to non-controlling interest from discontinued operations	—	(670)	—	(1,193)
Net loss attributable to common shareholders	$(12,028)	$(403,849)	$(35,107)	$(467,973)

Earnings Per Share (see numerator reconciliation below)
Net loss per share - Continuing operations:
Basic and diluted	$(0.04)	$(1.80)	$(0.21)	$(1.97)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.01)	$(0.34)	$(0.02)	$(0.50)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	190,326,678	189,054,359	189,909,906	188,976,834

EPS Numerator Reconciliation (see Note 5)
Net loss attributable to common shareholders (from above)	$(12,028)	$(403,849)	$(35,107)	$(467,973)
Net loss from discontinued operations, net of tax, attributable to common shareholders	1,619	64,126	2,977	94,934
Adjustment of redeemable non-controlling interest to maximum redemption value	1,891	—	(6,945)	—
Net loss from continuing operations available to common shareholders	$(8,518)	$(339,723)	$(39,075)	$(373,039)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, March 31, 2024	23,226,386	164,027,024	187,253,410	$2,054,070	$(663,718)	$(7,015)	$1,383,337
Share-based compensation	—	—	—	4,957	—	—	4,957
Subordinate Voting Shares issued under share compensation plans	—	83,477	83,477	40	—	—	40
Tax withholding related to net share settlements of equity awards	—	(12,229)	(12,229)	(94)	—	—	(94)
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	139	139
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	1,891	—	—	1,891
Consolidated VIE settlement transaction	—	—	—	(4,792)	—	(2,444)	(7,236)
Net loss	—	—	—	—	(12,028)	44	(11,984)
Balance, June 30, 2024	23,226,386	164,098,272	187,324,658	$2,056,072	$(675,746)	$(9,276)	$1,371,050

Balance, March 31, 2023	26,226,386	159,761,126	185,987,512	$2,049,047	$(177,967)	$(5,013)	$1,866,067
Share-based compensation	—	—	—	475	—	—	475
Termination of purchase of variable interest entity	—	—	—	(1,643)	—	—	(1,643)
Deconsolidation and divestment of variable interest entities	—	—	—	—	—	3,986	3,986
Net loss	—	—	—	—	(403,849)	(3,023)	(406,872)
Balance, June 30, 2023	26,226,386	159,761,126	185,987,512	$2,047,879	$(581,816)	$(4,050)	$1,462,013

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Six Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	10,110	—	—	10,110
Subordinate Voting Shares issued under share compensation plans	—	126,139	126,139	210	—	—	210
Tax withholding related to net share settlements of equity awards	—	(12,229)	(12,229)	(94)	—	—	(94)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	1,504	1,504
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	(6,945)	—	—	(6,945)
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	974,930	974,930	2,471	—	—	2,471
Consolidated VIE settlement transaction	—	—	—	(4,792)	—	(2,444)	(7,236)
Net loss	—	—	—	—	(35,107)	(1,395)	(36,502)
Balance, June 30, 2024	23,226,386	164,098,272	187,324,658	$2,056,072	$(675,746)	$(9,276)	$1,371,050

Balance, December 31, 2022	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	2,876	—	—	2,876
Termination of purchase of variable interest entity	—	—	—	(1,643)	—	—	(1,643)
Deconsolidation and divestment of variable interest entities	—	—	—	—	—	3,986	3,986
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(50)	(50)
Value of shares earned for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Net loss	—	—	—	—	(467,973)	(4,530)	(472,503)
Balance, June 30, 2023	26,226,386	159,761,126	185,987,512	$2,047,879	$(581,816)	$(4,050)	$1,462,013

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(37,159)	$(472,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	55,831	56,610
Depreciation included in cost of goods sold	26,793	30,945
Impairment and disposal of long-lived assets, net of recoveries	(127)	6,689
Impairment of goodwill	—	307,590
Amortization of operating lease right of use assets	5,361	5,260
Share-based compensation	10,110	2,876
Allowance for credit losses	4,433	350
Deferred income tax expense (benefit)	3,518	(12,236)
Loss from disposal of discontinued operations	—	69,275
Other non-cash changes	1,177	3,334
Changes in operating assets and liabilities:
Inventories	5,010	40,333
Accounts receivable	747	(664)
Prepaid expenses and other current assets	(5,754)	4,957
Other assets	(5,034)	1,704
Accounts payable and accrued liabilities	(244)	(4,338)
Income tax receivable / payable	(4,838)	(49,728)
Other liabilities	202	(15,254)
Operating lease liabilities	(4,312)	(4,876)
Deferred revenue	2,980	(3,782)
Uncertain tax position liabilities	152,752	11,179
Other long-term liabilities	(2,447)	(783)
Proceeds received from insurance for operating expenses	1,473	—
Net cash provided by (used in) operating activities	210,472	(23,062)
Cash flows from investing activities
Purchases of property and equipment	(42,104)	(24,720)
Capitalized interest	318	(795)
Purchases of internal use software	(11,510)	(4,383)
Proceeds received from insurance recoveries on property and equipment	527	—
Cash paid for licenses	(500)	(3,971)
Payments received from notes receivable	581	358
Proceeds from disposal activities	748	8,193
Net cash used in investing activities	(51,940)	(25,318)
Cash flows from financing activities
Proceeds from non-controlling interest holders' subscription	3,000	—
Proceeds from equity exercises	210	—
Payments on notes payable	(2,444)	(4,828)
Payments on finance lease obligations	(3,605)	(3,895)
Payments on construction finance liabilities	(1,630)	(562)
Payments for taxes related to net share settlement of equity awards	(94)	—
Payments and costs related to consolidated VIE settlement transaction	(5,077)	—
Distributions to subsidiary non-controlling interest	(1,081)	(50)
Net cash used in financing activities	(10,721)	(9,335)
Net increase (decrease) in cash and cash equivalents	147,811	(57,715)
Cash, cash equivalents, and restricted cash, beginning of period	207,979	213,792
Cash and cash equivalents of discontinued operations, beginning of period	301	5,702
Less: cash and cash equivalents of discontinued operations, end of period	—	(1,835)
Cash, cash equivalents, and restricted cash, end of period	$356,091	$159,944

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$32,556	$41,121
Income taxes paid, net of (refunds)	(48,796)	121,009
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$17,418	$10,410
Purchases of property and equipment in accounts payable and accrued liabilities	6,302	2,682
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	2,471	—
Noncash partial extinguishment of construction finance liability	—	18,486
Reclassification of assets to held for sale	7,044	—
Adjustment of redeemable non-controlling interest to maximum redemption value	6,945	—

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

	June 30,
	2024	2023
Beginning of period:
Cash and cash equivalents (1)	$201,372	$207,185
Restricted cash	6,607	6,607
Cash, cash equivalents and restricted cash	$207,979	$213,792
End of period:
Cash and cash equivalents (2)	$355,184	$152,369
Restricted cash	907	7,575
Cash, cash equivalents and restricted cash	$356,091	$159,944
(1)Excludes cash associated with discontinued operations totaling $0.3 million and $5.7 million as of December 31, 2023 and 2022, respectively.
(2)Excludes cash associated with discontinued operations totaling zero and $1.8 million as of June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve," the "Company," "we," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of June 30, 2024, and the results of its operations and cash flows for the periods ended June 30, 2024 and 2023. The results of the Company's operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full 2024 fiscal year.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 (the "2023 Form 10-K").
Discontinued Operations
In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company discontinued its Nevada operations. Both actions represented a strategic shift in business; therefore, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations on the condensed consolidated balance sheets and the results of the discontinued operations have been presented as discontinued operations within the condensed consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations.
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
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our significant accounting policies during the six month period ended June 30, 2024.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	June 30, 2024	December 31, 2023

	(in thousands)
Raw materials
Cannabis plants	$21,612	$21,429
Packaging and supplies	28,964	36,472
Total raw materials	50,576	57,901
Work in process	101,978	104,428
Finished goods - unmedicated	5,597	6,516
Finished goods - medicated	49,483	44,275
Total inventories	$207,634	$213,120
Notes Receivable

As of June 30, 2024 and December 31, 2023, the allowance for credit losses on notes receivable was $5.2 million and zero, respectively. The provision for credit losses is recorded to other (expense) income, net on the condensed consolidated statements of operations and was $2.3 million and $5.2 million for the three and six months ended June 30, 2024, respectively.

Held for Sale Assets
Held for sale assets primarily consist of property and equipment and are recorded in other current assets on the condensed consolidated balance sheets. The following table shows the activity of the Company's assets held for sale:

(in thousands)
Held for sale assets, net as of December 31, 2023	$15,580
Assets moved to held for sale	7,044
Impairments	(1,207)
Assets sold	(775)
Held for sale assets, net as of June 30, 2024	$20,642

The Company recorded a $1.2 million loss on the impairment and disposal of held for sale assets during the three and six months ended June 30, 2024, which was recorded to impairment and disposal of long-lived assets, net of recoveries, on the condensed consolidated statements of operations.

Operating Leases
Future minimum lease payments under the Company's non-cancellable operating leases as of June 30, 2024 are as follows:

Operating leases

Year	(in thousands)
Remainder of 2024	$10,082
2025	22,109
2026	21,606
2027	21,031
2028	20,266
Thereafter	76,077
Total	$171,171

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Assets (1):
Money market funds (2)	$323,071	$—	$—	$323,071	$145,995	$—	$—	$145,995
Financial Liabilities:
Interest rate swap (3)	$—	$755	$—	$755	$—	$2,341	$—	$2,341
(1)There were no transfers between hierarchy levels during the periods ending June 30, 2024 or December 31, 2023.
(2)Money market funds are included within cash and cash equivalents on the Company’s condensed consolidated balance sheets. Interest income from money market funds was $3.7 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and was $6.6 million and $1.8 million for the six months ended June 30, 2024 and 2023, respectively.
(3)The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are subject to nonrecurring fair value measurements. If events or indicators occur that require an impairment assessment, impairment charges may be recorded to reduce the assets to fair value. The Company recorded impairment charges totaling $1.2 million related to assets moved to held for sale during the three and six months ended June 30, 2024. The impairment charges were recorded to impairment and disposal of long-lived assets, net of recoveries on the condensed consolidated statements of operations and were derived from the difference between the carrying value and the estimated fair value of the relevant asset, minus estimated selling costs. The fair value was estimated using an income capitalization approach with estimates and assumptions regarding the asset's future cash flows and return on investment (Level 3).

Redeemable Non-Controlling Interest

One of the Company’s consolidated variable interest entities ("VIE") is party to a shareholder agreement which provides certain of the non-controlling interest holders with optional redemption rights where they may put their shares in the consolidated subsidiary to the Company in exchange for a fixed number of Company shares. The non-controlling interest is redeemable at the option of the shareholder and is therefore recorded in temporary or "mezzanine" equity on the condensed consolidated balance sheets in accordance with ASC Topic 480-10-S99. Certain put holders are required to pay a subscription fee prior to their put right becoming exercisable.

During the first quarter of 2024, certain redeemable non-controlling interest holders executed their put rights following the payment of their subscription amount to the consolidated subsidiary, resulting in the issuance of 974,930 of Company Shares. This redemption resulted in an increase in the Company's ownership interest to 65% from 46%.

At June 30, 2024, the currently redeemable non-controlling interest could be settled with the issuance of 649,954 shares with a redemption value totaling $6.0 million.

The following table presents the components of the change in redeemable non-controlling interest for the periods presented:

	June 30, 2024
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$7,671	$—
Reclassification to mezzanine equity	(139)	(1,504)
Redemption	—	529
Adjustment to maximum redemption value	(1,891)	6,945
Allocation of net loss	(328)	(657)
Balance, end of period	$5,313	$5,313

Shared Based Compensation
Stock Options
The following table summarizes the Company's stock option activity for the six months ended June 30, 2024:

Number of options
Outstanding options, beginning of period	4,197,058
Granted (1)	992,166
Exercised	(81,839)
Forfeited	(334,831)
Outstanding options, end of period	4,772,554
Vested and exercisable options, end of period	3,284,248
(1) The weighted average exercise price for stock options granted was $10.00.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2024:

Number of restricted stock units
Unvested balance, beginning of period	2,686,216
Granted (1)	2,194,918
Vested	(93,665)
Forfeited	(92,745)
Unvested balance, end of period	4,694,724
(1) The weighted average grant date fair value of RSUs granted was $10.00.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Retail	$289,313	$271,888	$574,307	$546,734
Wholesale	13,670	9,215	25,849	18,907
Licensing and Other	459	692	905	1,368
Total Revenue	$303,442	$281,795	$601,061	$567,009

Commitments and Contingencies

Claims and Litigation
From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.
Contingencies
The Company records contingent liabilities which primarily consist of litigation on various claims in which it believes a loss is probable and can be estimated. As of June 30, 2024 and December 31, 2023, $4.6 million and $4.2 million, respectively, was included in contingent liabilities on the condensed consolidated balance sheets related to pending litigation.

NOTE 4. FINANCING ARRANGEMENTS

Private Placement Notes

Private placement notes payable consisted of the following:

	June 30, 2024	December 31, 2023	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(4,004)	(4,785)
Less: current portion of private placement notes	—	—
Private placement notes, net	$363,996	$363,215

Notes Payable

Notes payable consisted of the following:

	June 30, 2024	December 31, 2023	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022	$69,250	$70,046	7.53%	7.87%	1/1/2028
Notes dated December 22, 2023	24,751	25,000	8.31%	8.48%	12/23/2028
Notes dated December 22, 2022	18,245	18,470	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021	5,422	5,645	8.14%	8.29%	10/1/2027
Total mortgage notes payable	117,668	119,161
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (2)	1,641	1,707	(2)	(2)	(2)
Notes of consolidated variable-interest entity dated February 1, 2022	—	885
Total promissory notes payable	1,641	2,592
Total notes payable (3)	119,309	121,753
Less: unamortized debt discount and issuance costs	(1,923)	(2,139)
Less: current portion of notes payable	(3,873)	(3,759)
Notes payable, net	$113,513	$115,855
(1)Mortgage notes payable are secured by assets underlying the mortgages.
(2)Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 6.66% as of June 30, 2024. Maturity dates range from October 4, 2024 to October 24, 2026.
(3)Notes payable are subordinated to the private placement notes.

Construction Finance Liabilities
Total construction finance liabilities were $137.8 million and $138.1 million as of June 30, 2024 and December 31, 2023, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 16.3 years.

Maturities
Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of June 30, 2024 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2024	$—	$2,180	$8,558	$10,738
2025	—	3,446	17,521	20,967
2026	368,000	4,655	18,013	390,668
2027	—	70,034	18,519	88,553
2028	—	23,199	19,039	42,238
Thereafter	—	15,795	283,384	299,179
Total	$368,000	$119,309	$365,034	$852,343

NOTE 5. EARNINGS PER SHARE
The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator	(in thousands, except for share data)
Continuing operations
Net loss from continuing operations	$(10,693)	$(342,076)	$(34,182)	$(376,376)
Less: net income (loss) attributable to non-controlling interest	44	(2,353)	(1,395)	(3,337)
Less: net loss attributable to redeemable non-controlling interest from continuing operations	(328)	—	(657)	—
Less: adjustment of redeemable non-controlling interest to maximum redemption value	(1,891)	—	6,945	—
Net loss from continuing operations available to common shareholders.	$(8,518)	$(339,723)	$(39,075)	$(373,039)
Discontinued operations
Net loss from discontinued operations, net of tax	$(1,619)	$(64,796)	$(2,977)	$(96,127)
Less: net loss attributable to non-controlling interest	—	(670)	—	(1,193)
Net loss from discontinued operations, net of tax, attributable to common shareholders	$(1,619)	$(64,126)	$(2,977)	$(94,934)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	190,326,678	189,054,359	189,909,906	188,976,834
Loss per Share - Continuing operations
Basic and diluted loss per share	$(0.04)	$(1.80)	$(0.21)	$(1.97)
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.01)	$(0.34)	$(0.02)	$(0.50)

(1) Potentially dilutive securities representing 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2024 and 3.5 million shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2023.

As of June 30, 2024, 187.3 million shares were issued and outstanding, which excluded 2.9 million fully vested RSUs that are not contractually issuable until September 2024 and excluded 0.1 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030 or December 1, 2031.

NOTE 6. INCOME TAXES
The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Income (loss) before provision for income taxes	$36,507	$(308,247)	$68,453	$(307,083)
Provision for income taxes	$47,200	$33,829	$102,635	$69,293
Effective tax rate	129%	(11%)	150%	(23%)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	June 30, 2024
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$579,795	$542,762
Reductions based on tax positions related to the prior year	(773)	(1,643)
Reductions based on refunds requested but not received related to the prior year	(1,876)	(46,553)
Additions based on tax positions related to the current year	31,436	63,672
Additions based on refunds received related to prior years	2,041	52,385
Balance, end of period	$610,623	$610,623

A reconciliation of the beginning and ending amount of uncertain tax position liabilities, net:

	June 30, 2024
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$277,966	$180,350
Reductions based on tax positions related to the prior year	—	(731)
Additions based on tax positions related to the current year	31,929	74,024
Additions based on refunds received related to prior years	2,041	52,385
Reclass tax payment on deposit	15,228	17,549
Interest recorded in income tax expense, net of reversals (1)	5,938	9,525
Balance, end of period (2)	$333,102	$333,102

(1) Amounts represent the interest and penalties recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2) Of the $333.1 million in uncertain tax position liabilities, net, $301.8 million is related to our tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company’s uncertain tax position liabilities, net, which includes interest and tax payments on deposit, were approximately $333.1 million and $180.4 million as of June 30, 2024 and December 31, 2023, respectively. The $152.8 million increase in uncertain tax positions is primarily due to receipt of $52.4 million in refunds in the current year, as well as $74.0 million current year accruals, each related to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company recorded interest on uncertain tax positions totaling $5.9 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $9.5 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E and related to a tax position taken related to our inventory costs for tax purposes in our Florida dispensaries.

As of June 30, 2024, the Company has tax payments on deposit of $139.5 million that would reduce the uncertain tax liability when ultimately paid to the tax jurisdictions.

NOTE 7. VARIABLE INTEREST ENTITIES
The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds a 0% ownership interest in these entities as of June 30, 2024.

The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of the periods presented and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	June 30, 2024	December 31, 2023

	(in thousands)
Current assets:
Cash	$—	$9,491
Accounts receivable, net	—	1,308
Inventories	77	8,341
Prepaid expenses	—	423
Other current assets	—	7
Total current assets	77	19,570
Property and equipment, net	79	28,068
Right of use asset - operating, net	—	2,744
Right of use asset - finance, net	—	259
Intangible assets, net	2,099	17,162
Other assets	—	140
Total assets	$2,255	$67,943
Current liabilities:
Accounts payable and accrued liabilities	$205	$1,939
Income tax payable	—	2,017
Deferred revenue	—	2
Operating lease liability - current portion	—	63
Finance lease liability - current portion	—	60
Total current liabilities	205	4,081
Notes payable	—	885
Operating lease liability	—	2,926
Finance lease liability	—	210
Deferred tax liabilities	—	3,638
Other long-term liabilities	—	671
Total liabilities	$205	$12,411

Consolidated VIE Settlement Transaction

During the three months ended June 30, 2024, the Company entered into a settlement agreement with the non-controlling interest holders of consolidated VIEs in Ohio in which the Company acquired the remaining ownership interest in dispensary businesses and agreed to provide funding and operational support for a cultivation and production business with new unrelated third parties.

The Company re-evaluated the VIEs after settlement and concluded that the Company continues to be the primary beneficiary of the cultivation and production business and there are no longer variable interests in the dispensary businesses as the Company increased its ownership to 100%. As a result, the Company accounted for this settlement as an equity transaction in accordance with ASC Topic 810-10.

NOTE 8. RELATED PARTIES
In the third quarter of 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three and six months ended June 30, 2024, respectively.
The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and another member of the Company's board of directors.
The Company had the following related party operating leases on the condensed consolidated balance sheets, under ASC 842, as of:

	June 30, 2024	December 31, 2023

	(in thousands)
Right-of-use assets, net	$645	$706
Lease liabilities:
Lease liabilities - current portion	$134	$127
Lease liabilities	555	624
Total related parties lease liabilities	$689	$751
Lease expense recognized on related party leases was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

NOTE 9. DISCONTINUED OPERATIONS
The following table summarizes the Company's loss from discontinued operations for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$—	$4,472	$—	$8,347
Cost of goods sold	—	22,902	—	27,031
Gross margin	—	(18,430)	—	(18,684)
Expenses:
Operating expenses	700	1,994	1,135	4,382
Impairment and disposal of long-lived assets, net	—	41,639	—	69,275
Total expenses	700	43,633	1,135	73,657
Loss from operations	(700)	(62,063)	(1,135)	(92,341)
Other expense:
Other expense, net	(919)	(1,589)	(1,842)	(3,156)
Total other expense, net	(919)	(1,589)	(1,842)	(3,156)
Loss before income taxes	(1,619)	(63,652)	(2,977)	(95,497)
Income tax benefit	—	(1,144)	—	(630)
Net loss from discontinued operations, net of tax benefit	(1,619)	(64,796)	(2,977)	(96,127)
Less: net loss attributable to non-controlling interest from discontinued operations	—	(670)	—	(1,193)
Net loss from discontinued operations excluding non-controlling interest	$(1,619)	$(64,126)	$(2,977)	$(94,934)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, and capital expenditures of discontinued operations for the prior year as the activity during the six months ended June 30, 2024 was nominal.

Six Months Ended June 30, 2023
(in thousands)
Depreciation and amortization	$3,452
Purchases of property and equipment	67
Loss on impairment of long-lived assets	69,275
Other noncash investing and financing activities
Noncash partial extinguishment of construction finance liability	$18,486

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
Future minimum lease payments, including interest, for the construction finance liability associated with discontinued operations as of June 30, 2024, are as follows:

Year	(in thousands)
Remainder of 2024	$2,763
2025	5,619
2026	5,788
2027	5,961
2028	6,140
Thereafter	12,287
Total future payments	$38,558

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," the "Company," "we," "our," or "us") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the "2023 Form 10-K").
The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on February 29, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” Our senior management has reviewed these critical accounting policies and related disclosures and determined that there were no significant changes in our critical accounting policies during the six months ended June 30, 2024.
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
Trulieve is a vertically integrated cannabis company and multi-state operator with operations in nine states. Headquartered in Quincy, Florida, we are the largest cannabis retailer in the United States with market leading retail operations in Arizona, Florida, Georgia, Pennsylvania, and West Virginia. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education and expansion of our distribution network.

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

As of June 30, 2024, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	137	6
Arizona	21	3
Pennsylvania	20	3
West Virginia	10	1
Georgia	5	1
Maryland	3	1
Ohio	3	—
Connecticut	1	—
Colorado	—	1
Total	200	16
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
Cultivation and Manufacturing of Cannabis Products

Trulieve produces high quality cannabis flower for direct consumption and uses a variety of processes to transform high-quality biomass into products sold through our retail and wholesale distribution network. With a focus on replicable, scalable operations, we have developed design standards, standard operating procedures, and training protocols that are employed across cultivation sites to achieve a high level of consistency and quality. The modular nature of our standard designs enables quick and incremental additions to capacity where appropriate. In Florida where demand is high enough to support larger scale production, our state-of-the-art 750,000 square foot indoor cultivation facility affords us greater flexibility for pricing, promotional cadence, and assortment in the Florida market by enabling production of high potency and high quality products at lower costs.

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

We regularly engage with various communities who may benefit from cannabis, such as veterans, seniors, organizations that serve qualifying populations as well as various health and wellness groups. Search engine optimization of our website also captures potential customers researching the benefits of cannabis, which offers another pathway to informative materials about cannabis, our products and how to legally access them.

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

We understand each consumer has unique communication preferences and capabilities. As such, we engage with customers and physicians through a variety of methods including email, text, social media and online chat. In select markets we offer various purchase options, including phone ordering, online ordering, home delivery, and in-store. As Trulieve continues to expand, we have developed a standardized loyalty program to serve all markets as appropriate within existing regulatory frameworks, and this new program was completed in all markets in the second quarter of 2024. The program features fully stackable points which can be redeemed across all of our brands and markets. The rewards program itself was built inside of our customer data platform, allowing interconnectivity between rewards, website, and the customer data platform.
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

We face additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in our markets increases, the demand for products will increase and we expect that competition will become more intense, as current and future competitors begin to offer an increasing number of diversified products. We expect to continue to invest in several areas, including customer experience, product innovation, scaled production, marketing and branding, and distribution network expansion. Trulieve may not have sufficient resources to maintain investments on a competitive basis, which could have a material adverse effect on our business, financial condition and results of operations. The management team monitors developments in the fast-paced cannabis industry and adjacent industries to help us remain competitive.

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
On April 30, 2024, the United States Department of Justice recommended marijuana be rescheduled from a Schedule I to Schedule III controlled substance, and published a notice of proposed rulemaking on May 21, 2024. There was a sixty-day comment period for the proposed rulemaking, which closed on July 22, 2024. Over 43,000 comments were received, with an overwhelming majority of comments advocating for Schedule III rescheduling or descheduling altogether. The notice of proposed rulemaking is but one step in a complex administrative and political process involving numerous stakeholders whose commitment to rescheduling marijuana is unclear.

    On May 30, 2024, in connection with a litigation settlement, Trulieve acquired Harvest of Ohio, LLC, which holds licenses for medical cannabis dispensaries in Columbus and Beavercreek. Both dispensaries are eligible to convert the medical license to a dual-use license, which will allow for adult use sales. Also in connection with the litigation settlement, we entered into service agreements to provide operational support to a cultivation and processing facility. On August 2, 2024, the Company received notice from the Ohio Division of Cannabis Control that our dispensaries in Columbus, Westerville and Beavercreek were authorized to begin adult-use sales as of August 6, 2024.

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
Financial Review
Results of Continuing Operations
This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and six months ended June 30, 2024 and 2023.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended June 30,
	2024		2023		2024 vs. 2023

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount Change
Revenue	$303,442	100.0%	$281,795	100.0%	$21,647
Cost of goods sold	121,794	40.1%	140,158	49.7%	(18,364)
Gross profit	181,648	59.9%	141,637	50.3%	40,011
Expenses:
Sales and marketing	63,182	20.8%	61,075	21.7%	2,107
General and administrative	39,403	13.0%	34,901	12.4%	4,502
Depreciation and amortization	28,076	9.3%	26,052	9.2%	2,024
Impairment and disposal of long-lived assets, net of recoveries	1,233	0.4%	3,310	1.2%	(2,077)
Impairment of goodwill	—	—%	307,590	109.2%	(307,590)
Total expenses	131,894	43.5%	432,928	153.6%	(301,034)
Income (loss) from operations	49,754	16.4%	(291,291)	(103.4%)	341,045
Other income (expense):
Interest expense, net	(15,449)	(5.1%)	(18,931)	(6.7%)	3,482
Interest income	4,039	1.3%	1,334	0.5%	2,705
Other (expense) income, net	(1,837)	-0.6%	641	0.2%	(2,478)
Total other expense, net	(13,247)	(4.4%)	(16,956)	(6.0%)	3,709
Income (loss) before provision for income taxes	36,507	12.0%	(308,247)	(109.4%)	344,754
Provision for income taxes	47,200	15.6%	33,829	12.0%	13,371
Net loss from continuing operations	(10,693)	(3.5%)	(342,076)	(121.4%)	331,383
Net loss from discontinued operations, net of tax benefit of zero and $(1,144), respectively	(1,619)	(0.5%)	(64,796)	(23.0%)	63,177
Net loss	$(12,312)	(4.1%)	$(406,872)	(144.4%)	$394,560
Revenue
Revenue for the three months ended June 30, 2024 was $303.4 million, an increase of $21.6 million, or 7.7%, from $281.8 million for the three months ended June 30, 2023. The increase in revenue is primarily the result of $17.4 million increase in retail revenue and a $4.5 million increase in wholesale revenue.
The increase in retail revenue was partially driven by the opening of additional dispensaries; the Company operated 200 dispensaries as of June 30, 2024, compared to 183 as of June 30, 2023. Retail revenues also increased due to mix of products sold, and higher units sold driven by improved customer traffic, extended operating hours in certain locations, increased days open in certain locations, and increased marketing efforts. Additionally, Maryland was a medical-only market in the prior year comparative period, and an adult-use and medical market in the current period, which contributed to the increase.
The increase in wholesale revenue was primarily driven by Maryland adult-use sales starting in July 2023 driving an increase in the second quarter of 2024 as compared to the second quarter of 2023 as well as improved order fulfillment efficiency.

Cost of Goods Sold
Cost of goods sold for the three months ended June 30, 2024 was $121.8 million, a decrease of $18.4 million, or 13.1%, from $140.2 million for the three months ended June 30, 2023. The decrease was primarily due to year over year improvements in at-scale cost efficiencies from our production facilities.
Gross Profit
Gross profit for the three months ended June 30, 2024 was $181.6 million, an increase of $40.0 million, or 28.2%, from $141.6 million for the three months ended June 30, 2023. Gross profit as a percentage of revenue was 59.9% for the three months ended June 30, 2024 as compared to 50.3% for the three months ended June 30, 2023, which was driven by increased revenue and decreased cost of goods sold due to year over year improvements in at-scale cost efficiencies from our production facilities as well as reduced promotional activity in the current year.
Sales and Marketing Expense
Sales and marketing expense for the three months ended June 30, 2024 was $63.2 million, an increase of $2.1 million, or 3.4%, from $61.1 million for the three months ended June 30, 2023. The increase is primarily due to the increase in overall store count. Sales and marketing expense as a percentage of revenues was 20.8% for the three months ended June 30, 2024, compared to 21.7% for the three months ended June 30, 2023. The decrease in the percentage of revenue is driven by cost improvements from retail payroll efficiencies as well as overall increases in same store revenue.
General and Administrative Expense
General and administrative expense for the three months ended June 30, 2024 was $39.4 million, an increase of $4.5 million, or 12.9%, from $34.9 million for the three months ended June 30, 2023. The increase is primarily from share-based compensation due to the timing of award grants and forfeitures as well as increased expenses for information technology upgrades, which was partially offset by decreased legislative campaign contributions.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended June 30, 2024 was $28.1 million, an increase of $2.0 million, or 7.8%, from $26.1 million for the three months ended June 30, 2023.
Impairment and Disposal of Long-Lived Assets, Net of Recoveries
Impairment and disposal of long-lived assets, net of recoveries was $1.2 million for the three months ended June 30, 2024, a decrease of $2.1 million, or 62.7%, from $3.3 million for the three months ended June 30, 2023.
Impairment of Goodwill

    Impairment of goodwill was zero for the three months ended June 30, 2024, a decrease of 307.6 million, or 100.0%, from 307.6 million for the three months ended June 30, 2023. During the three months ended June 30, 2023, based on the results of the Company's goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for the single reporting unit.
Interest Expense, Net
Interest expense, net for the three months ended June 30, 2024 was $15.4 million, a decrease of $3.5 million, or 18.4%, from $18.9 million for three months ended June 30, 2023. The decrease is primarily the result of debt retirements of $57.0 million in September 2023 and $130.0 million in December 2023 which lowered interest expense in the second quarter of 2024.

Interest Income
Interest income for the three months ended June 30, 2024 was $4.0 million, an increase of $2.7 million, or 202.8%, from $1.3 million for the three months ended June 30, 2023. The increase is due to an increase in funds available to be invested into high-yield money market fund accounts compared to the same prior year period.
Other (Expense) Income, Net
Other expense, net for the three months ended June 30, 2024 was $1.8 million, a decrease of $2.5 million, from other income, net of $0.6 million for three months ended June 30, 2023.
Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2024 was $47.2 million, an increase of $13.4 million, or 39.5%, from $33.8 million for the three months ended June 30, 2023. The provision for income taxes as a percentage of gross profit was 26.0% for the three months ended June 30, 2024, compared to 23.9% for the three months ended June 30, 2023. The increase in tax expense in the second quarter of 2024 was driven by an increase in gross profit for the period, as well as an increase in interest expense on uncertain tax positions.

The following table and discussion compares condensed consolidated statements of operations data for the year-to-date periods presented:

	Six Months Ended June 30,
	2024		2023		2024 vs. 2023

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount Change
Revenue	$601,061	100.0%	$567,009	100.0%	$34,052
Cost of goods sold	245,611	40.9%	275,180	48.5%	(29,569)
Gross profit	355,450	59.1%	291,829	51.5%	63,621
Expenses:
Sales and marketing	124,289	20.7%	121,808	21.5%	2,481
General and administrative	79,603	13.2%	74,213	13.1%	5,390
Depreciation and amortization	55,831	9.3%	55,666	9.8%	165
Impairment and disposal of long-lived assets, net of (recoveries)	(127)	—%	6,689	1.2%	(6,816)
Impairment of goodwill	—	—%	307,590	54.2%	(307,590)
Total expenses	259,596	43.2%	565,966	99.8%	(306,370)
Income (loss) from operations	95,854	15.9%	(274,137)	(48.3%)	369,991
Other income (expense):
Interest expense, net	(30,118)	(5.0%)	(40,091)	(7.1%)	9,973
Interest income	7,297	1.2%	2,396	0.4%	4,901
Other (expense) income, net	(4,580)	(0.8%)	4,749	0.8%	(9,329)
Total other expense, net	(27,401)	(4.6%)	(32,946)	(5.8%)	5,545
Income (loss) before provision for income taxes	68,453	11.4%	(307,083)	(54.2%)	375,536
Provision for income taxes	102,635	17.1%	69,293	12.2%	33,342
Net loss from continuing operations	(34,182)	(5.7%)	(376,376)	(66.4%)	342,194
Net loss from discontinued operations, net of tax benefit of $— and $(630), respectively	(2,977)	(0.5%)	(96,127)	(17.0%)	93,150
Net loss	$(37,159)	(6.2%)	$(472,503)	(83.3%)	$435,344
Revenue
Revenue for the six months ended June 30, 2024 was $601.1 million, an increase of $34.1 million, or 6.0%, from $567.0 million for the six months ended June 30, 2023. The increase in revenue is primarily driven by a $27.6 million increase in retail revenue and a $6.9 million increase in wholesale revenue.

    The increase in retail revenue was partially driven by the opening of additional dispensaries; the Company operated 200 dispensaries as of June 30, 2024, compared to 183 as of June 30, 2023. Retail revenues also increased due to product mix sold, improved customer traffic, extended operating hours in certain locations, increased days open in certain locations, and increased marketing efforts. Additionally, Maryland was a medical-only market in the prior year comparative period, and an adult-use and medical market in the current period, which also contributed to the increase.

The increase in wholesale revenue was primarily driven by Maryland adult-use sales starting in July 2023 which drove an increase in 2024 compared to 2023 as well as improved order fulfillment efficiency.

Cost of Goods Sold
Cost of goods sold for the six months ended June 30, 2024 was $245.6 million, a decrease of $29.6 million, or 10.7%, from $275.2 million for the six months ended June 30, 2023. Cost of goods as a percentage of revenues was 40.9% for the six months ended June 30, 2024 compared to 48.5% for the six months ended June 30, 2023. The decrease was primarily due to year over year improvements in at-scale cost efficiencies from our production facilities.
Gross Profit
Gross profit for the six months ended June 30, 2024 was $355.5 million, an increase of $63.6 million, or 21.8%, from $291.8 million for the six months ended June 30, 2023. Gross profit as a percentage of revenue was 59.1% for the six months ended June 30, 2024 as compared to 51.5% for the six months ended June 30, 2023, which was driven by increased revenue and decreased cost of goods sold due to year over year improvements in at-scale cost efficiencies from our production facilities as well as reduced promotional activity in the current year.
Sales and Marketing Expense
Sales and marketing expense for the six months ended June 30, 2024 was $124.3 million, an increase of $2.5 million, or 2.0%, from $121.8 million for the six months ended June 30, 2023. The increase is primarily due to the increase in overall store count, which was partially offset by retail payroll efficiencies. Sales and marketing expense as a percentage of revenue was 20.7% for the six months ended June 30, 2024 compared to 21.5% for the six months ended June 30, 2023. The decrease in the percentage of revenue is driven by cost improvements from retail payroll efficiencies as well as overall increases in same store revenue.
General and Administrative Expense
General and administrative expense for the six months ended June 30, 2024 was $79.6 million, an increase of $5.4 million, or 7.3%, from $74.2 million for the six months ended June 30, 2023. The increase is primarily related to share-based compensation due to the timing of award grants and forfeitures as well as increased expenses for information technology upgrades, which was partially offset by decreased legislative campaign contributions.
Depreciation and Amortization Expense
Depreciation and amortization expense for the six months ended June 30, 2024 was $55.8 million, an increase of $0.2 million, or 0.3%, from $55.7 million for the six months ended June 30, 2023.
Impairment and Disposal of Long-Lived Assets, Net of Recoveries
Impairment and disposal of long-lived assets, net of recoveries for the six months ended June 30, 2024 was a gain of $0.1 million, a decrease of $6.8 million, from a loss of $6.7 million for the six months ended June 30, 2023. The change was primarily due to 2023 asset disposal activities associated with underperforming assets where 2024 included impairment charges related to assets moved to held for sale which were offset by insurance recoveries received in the first quarter of 2024 associated with property damage in 2023.

Impairment of Goodwill
Impairment of goodwill was zero for the six months ended June 30, 2024, a decrease of $307.6 million, or 100.0%, from $307.6 million for the six months ended June 30, 2023. During the six months ended June 30, 2023, based on the results of the Company's goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for its single reporting unit.
Interest Expense, Net
Interest expense, net for the six months ended June 30, 2024 was $30.1 million, a decrease of $10.0 million, or 24.9%, from $40.1 million for six months ended June 30, 2023. The decrease is primarily the result of debt retirements with $57 million of debt retired in September 2023 and $130.0 million of debt retired in December 2023 driving lower interest expense in the first six months of 2024. This favorability was partially offset by interest associated with the $25.0 million mortgage note executed in December 2023.
Interest Income

    Interest income for the six months ended June 30, 2024 was $7.3 million, an increase of $4.9 million, or 204.5%, from $2.4 million for six months ended June 30, 2023. The increase is due to an increase in funds invested into high-yield money market fund accounts compared to the same prior year period.
Other (Expense) Income, Net
Other expense, net for the six months ended June 30, 2024 was $4.6 million, a decrease of $9.3 million, from other income, net of $4.7 million for six months ended June 30, 2023. The decrease is primarily a result of the provision for credit losses recorded on non-operating notes receivable in the current year, compared to gains recognized on sales of non-operating assets in the prior year.
Provision for Income Taxes
The provision for income taxes for the six months ended June 30, 2024 was $102.6 million, an increase of $33.3 million, or 48.1%, from $69.3 million for the six months ended June 30, 2023. The provision for income taxes as a percentage of gross profit was 28.9% for the six months ended June 30, 2024, compared to 23.7% for the six months ended June 30, 2023. The increase in tax expense for 2024 was driven by an increase in gross profit for the period, the one-time impact of changing certain state tax filing methods which requires us to revalue deferred taxes in those states, and an increase in interest expense on uncertain tax positions.
Management's Use of Non-GAAP Measures
Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA adjusts the following items from net income: interest expense, interest income, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes as well as contributions to specific initiatives (e.g., contributions to Smart and Safe Florida), impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, and other income and expense items.
We report Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measure noted above is a metrics that has been adjusted from the GAAP net income measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income measure.

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
Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2024 was $107.0 million, an increase of $28.3 million, or 35.9%, from $78.7 million for the three months ended June 30, 2023. The increase is primarily attributed to increased revenue and improved gross profit.

    Adjusted EBITDA for the six months ended June 30, 2024 was $212.8 million, an increase of $56.0 million, or 35.7%, from $156.8 million for the six months ended June 30, 2023. The increase is primarily attributed to increased revenue and improved gross profit.
The following table presents a reconciliation of GAAP net loss to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands)
Net loss attributable to common shareholders	$(12,028)	$(403,849)	$(35,107)	$(467,973)
Add (deduct) impact of:
Interest expense, net	15,449	18,931	30,118	40,091
Interest income	(4,039)	(1,334)	(7,297)	(2,396)
Provision for income taxes	47,200	33,829	102,635	69,293
Depreciation and amortization	28,076	26,052	55,831	55,666
Depreciation included in cost of goods sold	13,316	15,959	26,793	28,049
EBITDA (Non-GAAP)	87,974	(310,412)	172,973	(277,270)
Impairment of goodwill	—	307,590	—	307,590
Impairment and disposal of long-lived assets, net of (recoveries)	1,233	3,310	(127)	6,689
Legislative campaign contributions	5,000	8,550	14,225	19,062
Acquisition, transaction, and other non-recurring costs	4,337	5,698	8,014	7,635
Share-based compensation	4,957	475	10,110	2,876
Other income (expense), net	1,837	(641)	4,580	(4,749)
Discontinued operations, net of tax, attributable to common shareholders	1,619	64,126	2,977	94,934
Total adjustments	18,983	389,108	39,779	434,037
Adjusted EBITDA (Non-GAAP)	$106,957	$78,696	$212,752	$156,767

Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from operations and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues to support our expected business growth. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations as well as debt and equity offerings. The Company has and expects to retain additional cash from operations, due in part to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.
Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, from time to time, we may use capital for other investing and financing activities. Working capital is used principally for our personnel expenses as well as costs related to the cultivation, processing and distribution of our products. Our capital expenditures consist primarily of additional cultivation and processing facilities and retail dispensaries, and improvements to existing facilities to support the expected long-term growth in markets with adult-use catalysts. In the current period, our debt service payments consist primarily of interest payments.
Cash and cash equivalents were $355.2 million as of June 30, 2024. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:
•Cash from ongoing operations,
•Equity or debt financings.
Cash Flows
The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023

	(in thousands)
Net cash provided by (used in) operating activities	$210,472	$(23,062)
Net cash used in investing activities	(51,940)	(25,318)
Net cash used in financing activities	(10,721)	(9,335)
Net increase (decrease) in cash and cash equivalents	$147,811	$(57,715)
Cash Flows - Operating Activities
Net cash provided by operating activities was $210.5 million for the six months ended June 30, 2024, an increase of $233.5 million as compared to $23.1 million net cash used in operating activities for the six months ended June 30, 2023. This improvement is primarily due to the $169.8 million impact from the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code (inclusive of $52.4 million in refunds received from amended returns based on this position in the first half of this fiscal year) and a $63.6 million improvement in gross profit driven by higher revenues and improved gross margin, which was only partially offset by the comparative change in inventories. Operating cash flows in the comparative period benefited from the $40.3 million decrease in inventories versus the $5.0 million decrease for the current period.

Cash Flows - Investing Activities
Net cash used in investing activities was $51.9 million for the six months ended June 30, 2024, an increase of $26.6 million, compared to the $25.3 million net cash used in investing activities for the six months ended June 30, 2023. The increase primarily reflects higher current year purchases of property, plant and equipment and internal use software to support the expected profitable long-term growth of the business. A reduction in proceeds received this year compared to the same prior year period from the sale of long-lived and held for sale assets, partially offset by non-recurring payments for a cannabis license made in the prior year also contributed to the increase in net cash used in investing activities for the current period.
Cash Flows - Financing Activities
Net cash used in financing activities was $10.7 million for the six months ended June 30, 2024, an increase of $1.4 million, compared to $9.3 million net cash used in financing activities for the six months ended June 30, 2023. The increase is driven primarily from the payment made for the consolidated VIE settlement transaction and the related costs incurred, which was partially offset by proceeds from the redemption of non-controlling interest and a decrease in payments made on notes payable as a note was paid off in the prior year.
Balance Sheet Exposure
As of June 30, 2024 and December 31, 2023, 100% of our condensed consolidated balance sheets is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2023 Form 10-K.
Contractual Obligations

    For information on our commitments for financing arrangements, operating leases, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Financing Arrangements, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the $152.8 million increase in our uncertain tax position liabilities and the $19.0 million increase in our future minimum lease payments under non-cancellable operating leases, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
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

Item 4. Controls and Procedures.
Material Weakness in Internal Control Over Financial Reporting
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the risk related to controls and procedures.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of June 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses as described in the 2023 Annual Report on Form 10-K, which are currently in the process of being remediated, as of June 30, 2024, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024.
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

Information technology:
•The Company continued to strengthen the design and implementation of logical access, change management, and IT operation controls. Initiatives include segregation of duties evaluation, monitoring control implementation, and user access review optimization.
•The Company procured IT subject matter experts to enhance role permissions and segregation of duties within financially relevant systems, as well as, reduced the number of privileged access users who can make program and job changes. The Company also created an Identity and Access Management team within Information Security to strengthen the management of user provisioning to financial data.
•The Company implemented a formal management training program designed to educate and enforce appropriate documentation for system access, change management, and user access reviews.
Inventory Valuation:
The Company hired additional resources with the knowledge and experience to design and execute review control procedures to identify potential errors or misstatements in a manual and complex inventory valuation process including:
•Additions to our cost accounting team with appropriate technical knowledge to support inventory accounting requirements;

•A leadership resource to lead internal controls efforts; and

•External resources to assist management with remediation efforts such as formalizing accounting procedures, identifying key review steps and analysis, validating key reports and spreadsheets, documenting management review, and additional training to inventory and accounting personnel.

The Company created a robust management review control process to assess the accuracy and reasonableness of inventory valuation by:

•Documenting steps taken by management to perform the review, assess reasonableness, and investigate matters;

•Applying the appropriate level of precision and defined criteria to drive review and investigative procedures;

•Evidencing the performance of each management review activity prescribed in the control; and
•Validating the completeness and accuracy of key reports and spreadsheets used in inventory valuation controls.
Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation measures discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors.
Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2023 Form 10-K filed with the SEC on February 29, 2024 includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2023 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2023 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. There have been no material changes from such risk factors during the six months ended June 30, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

On August 1, 2024, we amended and restated the Executive Employment Agreements, dated September 20, 2021 (collectively, the “2021 Employment Agreements” and as amended and restated, the “Amended Employment Agreements”), with Kim Rivers, our Chairman and Chief Executive Officer, Eric Powers, our Chief Legal Officer, Kyle Landrum, our Chief Production Officer, and Tim Morey, our Chief Sales Officer. The Amended Employment Agreements are updated to reflect previously disclosed compensation and provide that each of Ms. Rivers, Mr. Powers, Mr. Landrum and Mr. Morey will serve for one-year terms. No other terms of the 2021 Employment Agreements were changed. The Amended Employment Agreements for Ms. Rivers, Mr. Powers, Mr. Landrum and Mr. Morey are filed as Exhibits 10.2, 10.3, 10.4 and 10.5, respectively, to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description

10.1 ‡
Second Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024 (File No. 000-56248))

10.2 ‡	Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Kimberly Rivers.
10.3 ‡	Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Eric Powers.
10.4 ‡	Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Kyle Landrum.
10.5 ‡	Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Tim Morey.
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.
‡ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: August 6, 2024	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Wes Getman
Wes Getman
Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2024	By:	/s/ Joy Malivuk
Joy Malivuk
Chief Accounting Officer
(Principal Accounting Officer)