Form 10-Q
period 2024-09-30
Trulieve Cannabis Corp.
filed 2024-11-05
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 31, 2024, the registrant had 165,964,290 Subordinate Voting Shares and 23,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

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
ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$237,666	$201,372
Short-term investments	80,179	—
Restricted cash	907	6,607
Accounts receivable, net	9,031	6,703
Inventories	220,916	213,120
Income tax receivable	5,844	—
Prepaid expenses	19,154	17,620
Other current assets	26,620	23,735
Notes receivable - current portion, net	1,770	6,233
Assets associated with discontinued operations	924	1,958
Total current assets	603,011	477,348
Property and equipment, net	701,613	676,352
Right of use assets - operating, net	116,083	95,910
Right of use assets - finance, net	65,550	58,537
Intangible assets, net	873,317	917,191
Goodwill	483,905	483,905
Notes receivable, net	5,773	7,423
Other assets	23,011	10,379
Long-term assets associated with discontinued operations	1,980	2,010
TOTAL ASSETS	$2,874,243	$2,729,055
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$96,051	$83,162
Deferred revenue	6,663	1,335
Notes payable - current portion	3,342	3,759
Operating lease liabilities - current portion	11,614	10,068
Finance lease liabilities - current portion	9,132	7,637
Construction finance liabilities - current portion	1,801	1,466
Contingencies	4,635	4,433
Liabilities associated with discontinued operations	3,455	2,989
Total current liabilities	136,693	114,849
Long-Term Liabilities:
Private placement notes, net	364,419	363,215
Notes payable, net	112,757	115,855
Operating lease liabilities	113,402	92,235
Finance lease liabilities	68,384	61,676
Construction finance liabilities	135,856	136,659
Deferred tax liabilities	204,242	206,964
Uncertain tax position liabilities	384,130	180,350
Other long-term liabilities	6,511	7,086
Long-term liabilities associated with discontinued operations	39,386	41,553
TOTAL LIABILITIES	$1,565,780	$1,320,442
Commitments and contingencies (see Note 3)
MEZZANINE EQUITY
Redeemable non-controlling interest	$7,119	$—
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 189,154,228 and 186,235,818 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	$—	$—
Additional paid-in-capital	2,047,963	2,055,112
Accumulated deficit	(735,959)	(640,639)
Non-controlling interest	(10,660)	(5,860)
TOTAL SHAREHOLDERS' EQUITY	1,301,344	1,408,613
TOTAL LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY	$2,874,243	$2,729,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$284,284	$275,210	$885,345	$842,219
Cost of goods sold	111,006	132,264	356,617	407,444
Gross profit	173,278	142,946	528,728	434,775
Expenses:
Sales and marketing	66,727	59,398	191,016	181,206
General and administrative	81,897	34,455	161,500	108,668
Depreciation and amortization	28,332	26,958	84,163	82,624
Impairment and disposal of long-lived assets, net of (recoveries)	(4,296)	(1,209)	(4,423)	5,480
Impairment of goodwill	—	—	—	307,590
Total expenses	172,660	119,602	432,256	685,568
Income (loss) from operations	618	23,344	96,472	(250,793)
Other income (expense):
Interest expense, net	(17,459)	(20,834)	(47,577)	(60,925)
Interest income	4,202	1,927	11,499	4,323
Gain on debt extinguishment	—	8,161	—	8,161
Other (expense) income, net	(198)	1,126	(4,778)	5,875
Total other expense, net	(13,455)	(9,620)	(40,856)	(42,566)
(Loss) income before provision for income taxes	(12,837)	13,724	55,616	(293,359)
Provision for income taxes	47,383	36,640	150,018	105,933
Net loss from continuing operations	(60,220)	(22,916)	(94,402)	(399,292)
Net loss from discontinued operations, net of tax benefit (provision) of zero, $5, zero, and $(625), respectively	(1,636)	(2,927)	(4,613)	(99,054)
Net loss	(61,856)	(25,843)	(99,015)	(498,346)
Less: net loss attributable to non-controlling interest from continuing operations	(1,384)	(451)	(2,779)	(3,788)
Less: net loss attributable to redeemable non-controlling interest from continuing operations	(259)	—	(916)	—
Less: net loss attributable to non-controlling interest from discontinued operations	—	—	—	(1,193)
Net loss attributable to common shareholders	$(60,213)	$(25,392)	$(95,320)	$(493,365)

Earnings Per Share (see numerator reconciliation below)
Net loss per share - Continuing operations:
Basic and diluted	$(0.32)	$(0.12)	$(0.52)	$(2.09)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.52)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	190,190,923	188,924,694	190,004,261	188,959,454

EPS Numerator Reconciliation (see Note 5)
Net loss attributable to common shareholders (from above)	$(60,213)	$(25,392)	$(95,320)	$(493,365)
Net loss from discontinued operations, net of tax, attributable to common shareholders	1,636	2,927	4,613	97,861
Adjustment of redeemable non-controlling interest to maximum redemption value	(2,065)	—	(9,010)	—
Net loss from continuing operations available to common shareholders	$(60,642)	$(22,465)	$(99,717)	$(395,504)
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, June 30, 2024	23,226,386	164,098,272	187,324,658	$2,056,072	$(675,746)	$(9,276)	$1,371,050
Share-based compensation	—	—	—	5,469	—	—	5,469
Subordinate Voting Shares issued under share compensation plans (see Note 3)	—	2,904,079	2,904,079	—	—	—	—
Tax withholding related to net share settlements of equity awards (see Note 3)	—	(1,074,509)	(1,074,509)	(12,164)	—	—	(12,164)
Adjustment of redeemable non-controlling interest to maximum redemption value (see Note 3)	—	—	—	(2,065)	—	—	(2,065)
Consolidated VIE settlement transaction	—	—	—	651	—	—	651
Net loss	—	—	—	—	(60,213)	(1,384)	(61,597)
Balance, September 30, 2024	23,226,386	165,927,842	189,154,228	$2,047,963	$(735,959)	$(10,660)	$1,301,344

Balance, June 30, 2023	26,226,386	159,761,126	185,987,512	$2,047,879	$(581,816)	$(4,050)	$1,462,013
Share-based compensation	—	—	—	4,539	—	—	4,539
Net loss	—	—	—	—	(25,392)	(451)	(25,843)
Balance, September 30, 2023	26,226,386	159,761,126	185,987,512	$2,052,418	$(607,208)	$(4,501)	$1,440,709

	Nine Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	15,579	—	—	15,579
Subordinate Voting Shares issued under share compensation plans (see Note 3)	—	3,030,218	3,030,218	210	—	—	210
Tax withholding related to net share settlements of equity awards (see Note 3)	—	(1,086,738)	(1,086,738)	(12,258)	—	—	(12,258)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemable non-controlling interest mezzanine equity (see Note 3)	—	—	—	—	—	1,504	1,504
Adjustment of redeemable non-controlling interest to maximum redemption value (see Note 3)	—	—	—	(9,010)	—	—	(9,010)
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest (see Note 3)	—	974,930	974,930	2,471	—	—	2,471
Consolidated VIE settlement transaction	—	—	—	(4,141)	—	(2,444)	(6,585)
Net loss	—	—	—	—	(95,320)	(2,779)	(98,099)
Balance, September 30, 2024	23,226,386	165,927,842	189,154,228	$2,047,963	$(735,959)	$(10,660)	$1,301,344

Balance, December 31, 2022	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	7,415	—	—	7,415
Termination of purchase of variable interest entity	—	—	—	(1,643)	—	—	(1,643)
Deconsolidation and divestment of variable interest entities	—	—	—	—	—	3,986	3,986
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(50)	(50)
Value of shares earned for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Net loss	—	—	—	—	(493,365)	(4,981)	(498,346)
Balance, September 30, 2023	26,226,386	159,761,126	185,987,512	$2,052,418	$(607,208)	$(4,501)	$1,440,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(99,015)	$(498,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	84,163	83,618
Depreciation included in cost of goods sold	40,098	45,397
Gain on debt extinguishment	—	(8,161)
Impairment and disposal of long-lived assets, net of (recoveries)	(4,423)	5,480
Impairment of goodwill	—	307,590
Amortization of operating lease right of use assets	8,339	7,794
Share-based compensation	15,579	7,415
Allowance for credit losses	4,910	866
Deferred income taxes	(2,676)	(18,696)
Loss from disposal of discontinued operations	—	69,840
Other non-cash changes	898	5,031
Changes in operating assets and liabilities:
Inventories	(8,281)	66,527
Accounts receivable	(712)	(1,856)
Prepaid expenses and other current assets	(856)	9,286
Other assets	(6,101)	2,047
Accounts payable and accrued liabilities	4,632	4,519
Income tax receivable / payable	(4,337)	(49,869)
Other liabilities	202	(14,392)
Operating lease liabilities	(5,959)	(6,933)
Deferred revenue	5,327	(6,005)
Uncertain tax position liabilities	203,780	61,837
Other long-term liabilities	(662)	(2,612)
Proceeds received from insurance for operating expenses	5,903	—
Net cash provided by operating activities	240,809	70,377
Cash flows from investing activities
Purchases of property and equipment	(79,036)	(30,998)
Capitalized interest	(866)	114
Purchases of internal use software	(18,287)	(7,741)
Purchases of short-term investments	(80,000)	—
Cash paid for licenses	(7,000)	(3,971)
Payment for initial direct costs on finance leases	(647)	—
Proceeds from disposal activities	1,003	11,723
Proceeds from notes receivable repayments	872	565
Proceeds received from insurance recoveries on property and equipment	527	—
Net cash used in investing activities	(183,434)	(30,308)
Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(12,258)	—
Payments on finance lease obligations	(5,513)	(5,720)
Payments on notes payable	(3,839)	(5,521)
Payments on construction finance liabilities	(2,524)	(1,285)
Payments and costs related to consolidated VIE settlement transaction	(5,077)	—
Distributions to subsidiary non-controlling interest	(1,081)	(50)
Payments on private placement notes	—	(47,595)
Payments for debt issuance costs	—	(428)
Proceeds from non-controlling interest holders' subscription	3,000	—
Proceeds from equity exercises	210	—
Net cash used in financing activities	(27,082)	(60,599)
Net increase (decrease) in cash and cash equivalents	30,293	(20,530)
Cash, cash equivalents, and restricted cash, beginning of period	207,979	213,792
Cash and cash equivalents of discontinued operations, beginning of period	301	5,702
Less: cash and cash equivalents of discontinued operations, end of period	—	(94)
Cash, cash equivalents, and restricted cash, end of period	$238,573	$198,870

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$41,608	$52,036
Income taxes paid, net of (refunds)	(46,748)	113,187
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$42,881	$12,019
Purchases of property and equipment in accounts payable and accrued liabilities	10,462	4,284
Reclassification of assets to held for sale	7,044	18,396
Adjustment of redeemable non-controlling interest to maximum redemption value	9,010	—
Noncash partial extinguishment of construction finance liability	—	18,486

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

	September 30,
	2024	2023
Beginning of period:
Cash and cash equivalents (1)	$201,372	$207,185
Restricted cash	6,607	6,607
Cash, cash equivalents and restricted cash	$207,979	$213,792
End of period:
Cash and cash equivalents (2)	$237,666	$192,159
Restricted cash	907	6,711
Cash, cash equivalents and restricted cash	$238,573	$198,870
(1)Excludes cash associated with discontinued operations totaling $0.3 million and $5.7 million as of December 31, 2023 and 2022, respectively.
(2)Excludes cash associated with discontinued operations totaling zero and $0.1 million as of September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve," the "Company," "we," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of September 30, 2024, and the results of its operations and cash flows for the periods ended September 30, 2024 and 2023. The results of the Company's operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full 2024 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission ("SEC") on February 29, 2024 (the "2023 Form 10-K").

Discontinued Operations

In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company exited operations in Nevada. Both actions represented a strategic shift in business; therefore, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations on the condensed consolidated balance sheets and the results of the discontinued operations have been presented as discontinued operations within the condensed consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our significant accounting policies during the nine month period ended September 30, 2024, except for the following:

Cash, Cash Equivalents, and Short-Term Investments

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

Investments not considered cash equivalents and with maturities of one year or less are classified as short-term investments. Short-term investments consist of certificates of deposit with original maturity dates greater than three months and less than twelve months. The classification is determined at the time of purchase. The short-term investments are classified as held-to-maturity and recorded at amortized cost. If the cost of an individual investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	September 30, 2024	December 31, 2023

	(in thousands)
Raw materials
Cannabis plants	$21,182	$21,429
Packaging and supplies	31,461	36,472
Total raw materials	52,643	57,901
Work in process	119,542	104,428
Finished goods - unmedicated	5,947	6,516
Finished goods - medicated	42,784	44,275
Total inventories	$220,916	$213,120
Notes Receivable

As of September 30, 2024 and December 31, 2023, the allowance for credit losses on notes receivable was $5.7 million and zero, respectively. The provision for credit losses is recorded to other (expense) income, net on the condensed consolidated statements of operations and was $0.5 million and $5.7 million for the three and nine months ended September 30, 2024, respectively.

Held for Sale Assets

Held for sale assets primarily consist of property and equipment and are recorded in other current assets on the condensed consolidated balance sheets. The following table shows the activity of the Company's assets held for sale during the nine months ended September 30, 2024:

Held for sale assets

(in thousands)
Balance, beginning of period	$15,580
Assets moved to held for sale	7,044
Impairments	(1,207)
Assets sold	(775)
Balance, end of period	$20,642

The Company recorded a $1.2 million loss on the impairment and disposal of held for sale assets during the nine months ended September 30, 2024, which was recorded to impairment and disposal of long-lived assets, net of recoveries, on the condensed consolidated statements of operations.
Deferred Revenue
Deferred revenue primarily consists of the liability related to the Company's customer rewards program, which was $6.2 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively.

Leases

Future minimum lease payments under the Company's non-cancellable operating and finance leases as of September 30, 2024 are as follows:

	Operating Leases	Finance Leases	Total Leases

Year	(in thousands)
Remainder of 2024	$5,320	$3,769	$9,089
2025	24,209	15,945	40,154
2026	23,809	15,595	39,404
2027	23,370	14,950	38,320
2028	22,720	13,675	36,395
Thereafter	92,173	44,805	136,978
Total	$191,601	$108,739	$300,340

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)
Financial Assets (1):
Money market funds (2)	$210,303	$—	$—	$210,303	$145,995	$—	$—	$145,995
Certificates of deposit (3)	—	80,179	—	80,179	—	—	—	—
Total financial assets	$210,303	$80,179	$—	$290,482	$145,995	$—	$—	$145,995
Financial Liabilities:
Interest rate swap (4)	$—	$2,533	$—	$2,533	$—	$2,341	$—	$2,341
(1)There were no transfers between hierarchy levels during the periods ending September 30, 2024 or December 31, 2023.
(2)Money market funds are included within cash and cash equivalents on the Company’s condensed consolidated balance sheets. Interest income from money market funds was $3.0 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and was $9.6 million and $3.4 million for the nine months ended September 30, 2024 and 2023, respectively.
(3)The Company's certificates of deposit are included within short-term investments on the Company's condensed consolidated balance sheets and are classified as held-to-maturity securities as the Company intends to hold until their maturity dates. The certificates of deposit carry interest rates of 5.3% with original maturity dates ranging from five to six months and are scheduled to mature in December 2024 and January 2025. They are valued using Level 2 inputs based on industry standard data and due to their short maturities, their amortized cost approximates fair value. Interest income from certificates of deposit was $0.9 million for the three and nine months ended September 30, 2024.
(4)The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are subject to nonrecurring fair value measurements. If events or indicators occur that require an impairment assessment, impairment charges may be recorded to reduce the assets to fair value. The Company recorded impairment charges totaling $1.2 million related to assets moved to held for sale during the nine months ended September 30, 2024. The impairment charges were recorded to impairment and disposal of long-lived assets, net of recoveries on the condensed consolidated statements of operations and were derived from the difference between the carrying value and the estimated fair value of the relevant asset, minus estimated selling costs. The fair value was estimated using an income capitalization approach with estimates and assumptions regarding the asset's future cash flows and return on investment (Level 3).

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

At September 30, 2024, the currently redeemable non-controlling interest could be settled with the issuance of 649,954 shares with a redemption value totaling $7.9 million.

The following table presents the components of the change in redeemable non-controlling interest for the periods presented:

	September 30, 2024
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$5,313	$—
Reclassification to mezzanine equity	—	(1,504)
Redemption	—	529
Adjustment to maximum redemption value	2,065	9,010
Allocation of net loss	(259)	(916)
Balance, end of period	$7,119	$7,119

Shared Based Compensation
Stock Options
The following table summarizes the Company's stock option activity for the nine months ended September 30, 2024:

Number of options
Outstanding options, beginning of period	4,197,058
Granted (1)	992,166
Exercised	(81,839)
Forfeited	(335,620)
Outstanding options, end of period	4,771,765
Vested and exercisable options, end of period	3,284,248
(1) The weighted average exercise price for stock options granted was $10.00.
Restricted Stock Units
The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2024:

Number of restricted stock units
Unvested balance, beginning of period	2,686,216
Granted (1)	2,194,918
Vested	(93,665)
Forfeited	(144,823)
Unvested balance, end of period	4,642,646
(1) The weighted average grant date fair value of RSUs granted was $10.00.
In September 2021, the Board of Directors approved a grant of 2,904,079 RSUs for two executive officers as a replacement for canceled warrants. The RSUs immediately vested at grant, but were not contractually issuable until three years after the vesting date. In September 2024, the three-year contractual obligation was met and the holders elected to net settle their tax obligations, resulting in the issuance of 1,829,570 shares of common stock and a $12.2 million payment for taxes.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Retail	$269,237	$263,165	$843,544	$809,899
Wholesale	14,585	11,553	40,434	30,460
Licensing and Other	462	492	1,367	1,860
Total Revenue	$284,284	$275,210	$885,345	$842,219

Commitments and Contingencies

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers or affiliates is an adverse party or has a material interest adverse to the Company’s interest.

Contingencies

The Company records contingent liabilities which primarily consists of litigation on various claims in which it believes a loss is probable and can be estimated. As of September 30, 2024 and December 31, 2023, $4.6 million and $4.2 million, respectively, was included in contingent liabilities on the condensed consolidated balance sheets related to pending litigation.

NOTE 4. FINANCING ARRANGEMENTS

Private Placement Notes

Private placement notes payable consisted of the following:

	September 30, 2024	December 31, 2023	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(3,581)	(4,785)
Less: current portion of private placement notes	—	—
Private placement notes, net	$364,419	$363,215

Notes Payable

Notes payable consisted of the following:

	September 30, 2024	December 31, 2023	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022	$68,833	$70,046	7.53%	7.87%	1/1/2028
Notes dated December 22, 2023	24,605	25,000	8.31%	8.48%	12/23/2028
Notes dated December 22, 2022	18,131	18,470	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021	5,308	5,645	8.14%	8.29%	10/1/2027
Total mortgage notes payable	116,877	119,161
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (2)	1,037	1,707	(2)	(2)	(2)
Notes of consolidated variable-interest entity dated February 1, 2022	—	885
Total promissory notes payable	1,037	2,592
Total notes payable (3)	117,914	121,753
Less: unamortized debt discount and issuance costs	(1,815)	(2,139)
Less: current portion of notes payable	(3,342)	(3,759)
Notes payable, net	$112,757	$115,855
(1)Mortgage notes payable are secured by assets underlying the mortgages.
(2)Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.34% as of September 30, 2024. Maturity dates range from April 27, 2026 to October 24, 2026.
(3)Notes payable are subordinated to the private placement notes.

Construction Finance Liabilities
Total construction finance liabilities were $137.7 million and $138.1 million as of September 30, 2024 and December 31, 2023, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 16.1 years.

Maturities
Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of September 30, 2024 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2024	$—	$797	$4,303	$5,100
2025	—	3,446	17,521	20,967
2026	368,000	4,655	18,013	390,668
2027	—	70,034	18,519	88,553
2028	—	23,199	19,039	42,238
Thereafter	—	15,783	283,384	299,167
Total	$368,000	$117,914	$360,779	$846,693

NOTE 5. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator	(in thousands, except for share data)
Continuing operations
Net loss from continuing operations	$(60,220)	$(22,916)	$(94,402)	$(399,292)
Less: net loss attributable to non-controlling interest	(1,384)	(451)	(2,779)	(3,788)
Less: net loss attributable to redeemable non-controlling interest from continuing operations	(259)	—	(916)	—
Less: adjustment of redeemable non-controlling interest to maximum redemption value	2,065	—	9,010	—
Net loss from continuing operations available to common shareholders.	$(60,642)	$(22,465)	$(99,717)	$(395,504)
Discontinued operations
Net loss from discontinued operations, net of tax	$(1,636)	$(2,927)	$(4,613)	$(99,054)
Less: net loss attributable to non-controlling interest	—	—	—	(1,193)
Net loss from discontinued operations, net of tax, attributable to common shareholders	$(1,636)	$(2,927)	$(4,613)	$(97,861)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	190,190,923	188,924,694	190,004,261	188,959,454
Loss per Share - Continuing operations
Basic and diluted loss per share	$(0.32)	$(0.12)	$(0.52)	$(2.09)
Loss per Share - Discontinued operations
Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.52)

(1) Potentially dilutive securities representing 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2024 and 7.8 million shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2023.

As of September 30, 2024, 189.2 million shares were issued and outstanding, which excluded 0.1 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030 or December 1, 2031.

NOTE 6. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
(Loss) income before provision for income taxes	$(12,837)	$13,724	$55,616	$(293,359)
Provision for income taxes	$47,383	$36,640	$150,018	$105,933
Effective tax rate	(369%)	267%	270%	(36%)
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	September 30, 2024
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$610,623	$542,762
Reductions based on tax positions related to the prior year	30	(1,613)
Reductions based on refunds requested but not received related to the prior year	4	(46,549)
Additions based on tax positions related to the current year	29,458	93,130
Additions based on refunds received related to prior years	—	52,385
Balance, end of period	$640,115	$640,115

A reconciliation of the beginning and ending amount of uncertain tax position liabilities, net:

	September 30, 2024
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$333,102	$180,350
Reductions based on tax positions related to the prior year	—	(731)
Additions based on tax positions related to the current year	32,344	106,368
Additions based on refunds received related to prior years	—	52,385
Reclass tax payment on deposit	11,017	28,566
Interest recorded in income tax expense, net of reversals (1)	7,667	17,192
Balance, end of period (2)	$384,130	$384,130

(1) Amounts represent the interest and penalties recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2) Of the $384.1 million in uncertain tax position liabilities, net, $352.0 million is related to the Company's tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company’s uncertain tax position liabilities, net, which includes interest and tax payments on deposit, were approximately $384.1 million and $180.4 million as of September 30, 2024 and December 31, 2023, respectively. The $203.8 million increase in uncertain tax positions is primarily due to receipt of $52.4 million in refunds in the current year, as well as $106.4 million current year accruals, each related to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company recorded interest on uncertain tax positions totaling $7.7 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $17.2 million and $2.2 million for the nine months ended September 30, 2024 and 2023, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E and related to a tax position taken related to inventory costs for tax purposes in the Company's Florida dispensaries.

NOTE 7. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds a 0% ownership interest in these entities as of September 30, 2024.

The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of the periods presented and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	September 30, 2024	December 31, 2023

	(in thousands)
Current assets:
Cash	$195	$9,491
Accounts receivable, net	71	1,308
Inventories	538	8,341
Prepaid expenses	187	423
Other current assets	—	7
Total current assets	991	19,570
Property and equipment, net	300	28,068
Right of use asset - operating, net	—	2,744
Right of use asset - finance, net	—	259
Intangible assets, net	2,071	17,162
Other assets	167	140
Total assets	$3,529	$67,943
Current liabilities:
Accounts payable and accrued liabilities	$194	$1,939
Income tax payable	—	2,017
Deferred revenue	—	2
Operating lease liability - current portion	—	63
Finance lease liability - current portion	—	60
Total current liabilities	194	4,081
Notes payable	—	885
Operating lease liability	—	2,926
Finance lease liability	—	210
Deferred tax liabilities	—	3,638
Other long-term liabilities	—	671
Total liabilities	$194	$12,411

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

NOTE 8. RELATED PARTIES

In the third quarter of 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company leases a cultivation facility and corporate office facility from an entity that is directly or indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and another member of the Company's board of directors.
The Company had the following related party operating leases on the condensed consolidated balance sheets, under ASC 842, as of:

	September 30, 2024	December 31, 2023

	(in thousands)
Right-of-use assets, net	$614	$706
Lease liabilities:
Lease liabilities - current portion	$138	$127
Lease liabilities	520	624
Total related parties lease liabilities	$658	$751
Lease expense recognized on related party leases was $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 9. DISCONTINUED OPERATIONS

The following table summarizes the Company's loss from discontinued operations for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Revenue	$—	$2,332	$—	$10,679
Cost of goods sold	—	2,812	—	29,843
Gross margin	—	(480)	—	(19,164)
Expenses:
Operating expenses	731	916	1,866	5,298
Impairment and disposal of long-lived assets, net	—	565	—	69,840
Total expenses	731	1,481	1,866	75,138
Loss from operations	(731)	(1,961)	(1,866)	(94,302)
Other expense:
Other expense, net	(905)	(971)	(2,747)	(4,127)
Total other expense, net	(905)	(971)	(2,747)	(4,127)
Loss before income taxes	(1,636)	(2,932)	(4,613)	(98,429)
Income tax benefit	—	5	—	(625)
Net loss from discontinued operations, net of tax benefit	(1,636)	(2,927)	(4,613)	(99,054)
Less: net loss attributable to non-controlling interest from discontinued operations	—	—	—	(1,193)
Net loss from discontinued operations excluding non-controlling interest	$(1,636)	$(2,927)	$(4,613)	$(97,861)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, and capital expenditures of discontinued operations for the prior year as the activity during the nine months ended September 30, 2024 was nominal.

Nine Months Ended September 30, 2023
(in thousands)
Depreciation and amortization	$3,798
Purchases of property and equipment	67
Loss on impairment of long-lived assets	69,840
Other noncash investing and financing activities
Noncash partial extinguishment of construction finance liability	$18,486

As a result of the Company's exit from the Massachusetts market during the second quarter of 2023, the Company performed a lease term reassessment for the Holyoke failed sale-leaseback financing arrangement due to lease renewals previously included in the lease term being excluded as of the Massachusetts exit. The Company concluded the failed sale-leaseback accounting conclusion is maintained. The Company recognized a gain on partial extinguishment of $18.5 million as a result of the lease term reassessment, which was recorded to net loss from discontinued operations, net of taxes.
Future minimum lease payments, including interest, for the construction finance liability associated with discontinued operations as of September 30, 2024, are as follows:

Year	(in thousands)
Remainder of 2024	$1,387
2025	5,619
2026	5,788
2027	5,961
2028	6,140
Thereafter	12,287
Total future payments	$37,182

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

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio, have already launched programs permitting the commercialization of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries which hold licenses and have entered into managed service agreements in the states in which they operate.

As of September 30, 2024, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	151	6
Arizona	21	3
Pennsylvania	21	3
West Virginia	10	1
Georgia	5	1
Maryland	3	1
Ohio	3	—
Connecticut	1	—
Colorado	—	1
Total	215	16
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

In Florida and Georgia, Trulieve cultivates, processes, and manufactures all cannabis products sold in our dispensaries. In other markets including Arizona, Maryland, Pennsylvania, and West Virginia, we have achieved varying percentages of vertical integration with cultivation and processing operations to support our retail and wholesale businesses. Our investments in vertically integrated operations in several of our markets afford us ownership of the entire supply chain, which mitigates third-party risks and allows us to completely control product quality and brand experience. Trulieve employs an in-house quality team as well as independent testing laboratories in select markets, both of which allow us to more tightly control product quality.

Cultivation and Manufacturing of Cannabis Products

Trulieve produces high quality cannabis flower for direct consumption and uses a variety of processes to transform high-quality biomass into products sold through our retail and wholesale distribution network. With a focus on replicable, scalable operations, we have developed design standards, standard operating procedures, and training protocols that are employed across cultivation sites to achieve a high level of consistency and quality. The modular nature of our standard designs enables quick and incremental additions to capacity where appropriate. In Florida, where demand is high enough to support larger scale production, our state-of-the-art 750,000 square foot indoor cultivation facility affords us greater flexibility for pricing, promotional cadence, and assortment in the Florida market by enabling production of high potency and high quality products at lower costs.

We produce a wide variety of oil derivative products featuring cannabinoids. We own manufacturing technology that utilizes various extraction techniques including supercritical ethanol extraction, carbon dioxide extraction, hydrocarbon extraction, and mechanical separation. We have invested in light hydrocarbon extraction processes, allowing for concentrates that preserve the natural ratios of cannabinoids, terpenes, and other target compounds to better replicate the flower experience. Light hydrocarbon extraction also offers the benefit of greater extraction yields in many cases.

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

Trulieve brands include premium tier brands Avenue, Cultivar Collection, and Muse; mid-tier brands Modern Flower, Alchemy, Momenta, and Sweet Talk, and value tier brands Co2lors, Roll One, and Trekkers. Established relationships with brand partners allow for the sale of partner branded products in select markets and retail locations, providing our customers with access to greater variety and specialty brands. Brand partnerships include arrangements with Alien Labs, Bellamy Brothers, Binske, Black Buddha, Black Tuna, Blue River, Connected, DeLisioso, Khalifa Kush, Love’s Oven, Miami Mango, Moxie, Seed Junky, and Sunshine Cannabis.

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

We understand each consumer has unique communication preferences and capabilities. As such, we engage with customers and physicians through a variety of methods including email, text, social media and online chat. In select markets we offer various purchase options, including phone ordering, online ordering, home delivery, and in-store. As Trulieve continues to expand, we have developed a standardized rewards program to serve all markets as appropriate within existing regulatory frameworks, and this new program was completed in all markets in the second quarter of 2024. The program features fully stackable points which can be redeemed across all of our brands and markets. The rewards program itself was built inside of our customer data platform, allowing interconnectivity between rewards, website, and the customer data platform.

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

Seasonality

Our business operates year-round. Operations and sales trends in select markets do follow seasonal trends at various times of the year providing seasonal impacts on sales in summer and winter months and increases from promotional activity around specific industry and holiday events including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).

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

On April 30, 2024, the United States Department of Justice recommended marijuana be rescheduled from a Schedule I to Schedule III controlled substance, and published a notice of proposed rulemaking on May 21, 2024. There was a sixty-day comment period for the proposed rulemaking, which closed on July 22, 2024. Over 43,000 comments were received, with an overwhelming majority of comments advocating for Schedule III rescheduling or descheduling altogether. The notice of proposed rulemaking is but one step in a complex administrative and political process involving numerous stakeholders whose commitment to rescheduling marijuana is unclear. The preliminary hearing for rescheduling is currently scheduled for December 2, 2024.

On May 30, 2024, in connection with a litigation settlement, Trulieve acquired Harvest of Ohio, LLC, which holds licenses for medical cannabis dispensaries in Columbus and Beavercreek. Both dispensaries are eligible to convert the medical license to a dual-use license, which will allow for adult use sales. Also in connection with the litigation settlement, we entered into service agreements to provide operational support to a cultivation and processing facility. On August 6, 2024, in accordance with approval received from the Ohio Division of Cannabis Control, our dispensaries in Columbus, Westerville, and Beavercreek began adult-use sales.

Critical Accounting Policies and Estimates

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

The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in the Company’s fiscal 2023 Form 10-K, filed with the SEC on February 29, 2024, under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the nine months ended September 30, 2024, there were no significant changes to our critical accounting policies and estimates.

Financial Review
Results of Continuing Operations
This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and nine months ended September 30, 2024 and 2023.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended September 30,
	2024		2023		2024 vs. 2023

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount Change
Revenue	$284,284	100.0%	$275,210	100.0%	$9,074
Cost of goods sold	111,006	39.0%	132,264	48.1%	(21,258)
Gross profit	173,278	61.0%	142,946	51.9%	30,332
Expenses:
Sales and marketing	66,727	23.5%	59,398	21.6%	7,329
General and administrative	81,897	28.8%	34,455	12.5%	47,442
Depreciation and amortization	28,332	10.0%	26,958	9.8%	1,374
Impairment and disposal of long-lived assets, net of recoveries	(4,296)	(1.5%)	(1,209)	(0.4%)	(3,087)
Total expenses	172,660	60.7%	119,602	43.5%	53,058
Income from operations	618	0.2%	23,344	8.5%	(22,726)
Other income (expense):
Interest expense, net	(17,459)	(6.1%)	(20,834)	(7.6%)	3,375
Interest income	4,202	1.5%	1,927	0.7%	2,275
Gain on debt extinguishment	—	0.0%	8,161	3.0%	(8,161)
Other (expense) income, net	(198)	(0.1%)	1,126	0.4%	(1,324)
Total other expense, net	(13,455)	(4.7%)	(9,620)	(3.5%)	(3,835)
(Loss) income before provision for income taxes	(12,837)	(4.5%)	13,724	5.0%	(26,561)
Provision for income taxes	47,383	16.7%	36,640	13.3%	10,743
Net loss from continuing operations	(60,220)	(21.2%)	(22,916)	(8.3%)	(37,304)
Net loss from discontinued operations, net of tax provision of zero and $5, respectively	(1,636)	(0.6%)	(2,927)	(1.1%)	1,291
Net loss	$(61,856)	(21.8%)	$(25,843)	(9.4%)	$(36,013)

Revenue

Revenue for the three months ended September 30, 2024 was $284.3 million, an increase of $9.1 million, or 3.3%, from $275.2 million for the three months ended September 30, 2023. The increase was primarily the result of a $6.1 million increase in retail revenue and a $3.0 million increase in wholesale revenue.

The increase in retail revenue was partially driven by the opening of additional dispensaries; the Company operated 215 dispensaries as of September 30, 2024 as compared to 188 as of September 30, 2023. This was partially offset by macroeconomic pressures driving a portion of our customers spending habits towards lower priced products.

The increase in wholesale revenue was primarily driven by sales in Maryland and Pennsylvania.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 was $111.0 million, a decrease of $21.3 million, or 16.1%, from $132.3 million for the three months ended September 30, 2023. The decrease was primarily due to year over year improvements in at-scale cost efficiencies from our production facilities.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $173.3 million, an increase of $30.3 million, or 21.2%, from $142.9 million for the three months ended September 30, 2023. Gross profit as a percentage of revenue was 61.0% for the three months ended September 30, 2024 as compared to 51.9% for the three months ended September 30, 2023, which was driven by increased revenue and decreased cost of goods sold due to year-over-year improvements in at-scale cost efficiencies from our production facilities.

Sales and Marketing Expense

Sales and marketing expense for the three months ended September 30, 2024 was $66.7 million, an increase of $7.3 million, or 12.3%, from $59.4 million for the three months ended September 30, 2023. The increase was primarily due to the increase in overall store count. Sales and marketing expense as a percentage of revenues was 23.5% for the three months ended September 30, 2024, compared to 21.6% for the three months ended September 30, 2023. The increase in the percentage of revenue was driven by 27 new stores opened since the end of the third quarter in 2023. Additionally, there was an increase in software expense associated with retail operations as the Company continues to enhance the customer retail experience.

General and Administrative Expense

General and administrative expense for the three months ended September 30, 2024 was $81.9 million, an increase of $47.4 million, or 137.7%, from $34.5 million for the three months ended September 30, 2023. The increase was primarily from legislative campaign contributions totaling $48.4 million for the three months ended September 30, 2024 as compared to $0.5 million for the same period in 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2024 was $28.3 million, an increase of $1.4 million, or 5.1%, from $27.0 million for the three months ended September 30, 2023.

Impairment and Disposal of Long-Lived Assets, Net of Recoveries

Impairment and disposal of long-lived assets, net of recoveries was a gain of $4.3 million for the three months ended September 30, 2024 compared to a gain of $1.2 million for the three months ended September 30, 2023. The change was primarily due to insurance recoveries received, partially offset by asset disposal activities.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2024 was $17.5 million, a decrease of $3.4 million, or 16.2%, from $20.8 million for three months ended September 30, 2023. The decrease was primarily the result of debt retirements of $57.0 million in September 2023 and $130.0 million in December 2023 which lowered interest expense in the third quarter of 2024. This favorability was partially offset by the change in the fair value of our interest rate swap liability in the current period and interest expense associated with a $25.0 million mortgage note executed in December 2023.

Interest Income

Interest income for the three months ended September 30, 2024 was $4.2 million, an increase of $2.3 million, or 118.1%, from $1.9 million for the three months ended September 30, 2023. The increase was due to an increase in funds available to be invested in high-yield money market fund accounts and short-term certificates of deposit compared to the same prior year period.

Gain on Debt Extinguishment

Gain on debt extinguishment for the three months ended September 30, 2024 was zero compared to $8.2 million for the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company repurchased senior secured notes at a 16.5% discount to par which resulted in a $8.2 million gain on extinguishment.

Other (Expense) Income, Net

Other expense, net for the three months ended September 30, 2024 was $0.2 million, a change of $1.3 million, from other income, net of $1.1 million for three months ended September 30, 2023.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2024 was $47.4 million, an increase of $10.7 million, or 29.3%, from $36.6 million for the three months ended September 30, 2023. The provision for income taxes as a percentage of gross profit was 27.3% for the three months ended September 30, 2024, compared to 25.6% for the three months ended September 30, 2023. The increase in tax expense in the third quarter of 2024 was driven by an increase in gross profit for the period, as well as an increase in interest expense on uncertain tax positions.

The following table and discussion compares condensed consolidated statements of operations data for the year-to-date periods presented:

	Nine Months Ended September 30,
	2024		2023		2024 vs. 2023

	(in thousands)
	Amount	Percentage of Revenue	Amount	Percentage of Revenue	Amount Change
Revenue	$885,345	100.0%	$842,219	100.0%	$43,126
Cost of goods sold	356,617	40.3%	407,444	48.4%	(50,827)
Gross profit	528,728	59.7%	434,775	51.6%	93,953
Expenses:
Sales and marketing	191,016	21.6%	181,206	21.5%	9,810
General and administrative	161,500	18.2%	108,668	12.9%	52,832
Depreciation and amortization	84,163	9.5%	82,624	9.8%	1,539
Impairment and disposal of long-lived assets, net of (recoveries)	(4,423)	(0.5%)	5,480	0.7%	(9,903)
Impairment of goodwill	—	—%	307,590	36.5%	(307,590)
Total expenses	432,256	48.8%	685,568	81.4%	(253,312)
Income (loss) from operations	96,472	10.9%	(250,793)	(29.8%)	347,265
Other income (expense):
Interest expense, net	(47,577)	(5.4%)	(60,925)	(7.2%)	13,348
Interest income	11,499	1.3%	4,323	0.5%	7,176
Gain on debt extinguishment	—	—%	8,161	1.0%	(8,161)
Other (expense) income, net	(4,778)	(0.5%)	5,875	0.7%	(10,653)
Total other expense, net	(40,856)	(4.6%)	(42,566)	(5.1%)	1,710
Income (loss) before provision for income taxes	55,616	6.3%	(293,359)	(34.8%)	348,975
Provision for income taxes	150,018	16.9%	105,933	12.6%	44,085
Net loss from continuing operations	(94,402)	(10.7%)	(399,292)	(47.4%)	304,890
Net loss from discontinued operations, net of tax benefit of zero and $(625), respectively	(4,613)	(0.5%)	(99,054)	(11.8%)	94,441
Net loss	$(99,015)	(11.2%)	$(498,346)	(59.2%)	$399,331

Revenue

Revenue for the nine months ended September 30, 2024 was $885.3 million, an increase of $43.1 million, or 5.1%, from $842.2 million for the nine months ended September 30, 2023. The increase was primarily driven by a $33.6 million increase in retail revenue and a $10.0 million increase in wholesale revenue.

The increase in retail revenue was partially driven by the opening of additional dispensaries; the Company operated 215 dispensaries as of September 30, 2024, compared to 188 as of September 30, 2023. Additionally, Maryland became an adult-use market in July 2023 providing a full nine months of adult-use revenue for 2024 in comparison to 2023.

The increase in wholesale revenue was primarily driven by Maryland adult-use sales starting in July 2023 which drove an increase in the year-to-date 2024 period compared to the same period in 2023.

Cost of Goods Sold

Cost of goods sold for the nine months ended September 30, 2024 was $356.6 million, a decrease of $50.8 million, or 12.5%, from $407.4 million for the nine months ended September 30, 2023. Cost of goods as a percentage of revenues was 40.3% for the nine months ended September 30, 2024 compared to 48.4% for the nine months ended September 30, 2023. The decrease was primarily due to year-over-year improvements in at-scale cost efficiencies from our production facilities.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $528.7 million, an increase of $94.0 million, or 21.6%, from $434.8 million for the nine months ended September 30, 2023. Gross profit as a percentage of revenue was 59.7% for the nine months ended September 30, 2024 as compared to 51.6% for the nine months ended September 30, 2023, which was driven by increased revenue and decreased cost of goods sold due to year-over-year improvements in at-scale cost efficiencies from our production facilities.

Sales and Marketing Expense

Sales and marketing expense for the nine months ended September 30, 2024 was $191.0 million, an increase of $9.8 million, or 5.4%, from $181.2 million for the nine months ended September 30, 2023. The increase was primarily driven by 27 new stores, which was partially offset by retail payroll efficiencies. Sales and marketing expense as a percentage of revenue was 21.6% for the nine months ended September 30, 2024, compared to 21.5% for the nine months ended September 30, 2023. Even though there was an increase in the number of operating stores, sales and marketing expense as a percentage of revenue remained consistent as a result of retail payroll efficiencies.

General and Administrative Expense

General and administrative expense for the nine months ended September 30, 2024 was $161.5 million, an increase of $52.8 million, or 48.6%, from $108.7 million for the nine months ended September 30, 2023. The increase was primarily from legislative campaign contributions totaling $62.7 million for the nine months ended September 30, 2024 as compared to $19.6 million for the same period in 2023, as well as increased expenses for information technology upgrades.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2024 was $84.2 million, an increase of $1.5 million, or 1.9%, from $82.6 million for the nine months ended September 30, 2023.

Impairment and Disposal of Long-Lived Assets, Net of Recoveries

Impairment and disposal of long-lived assets, net of recoveries for the nine months ended September 30, 2024 was a gain of $4.4 million compared to a loss of $5.5 million for the nine months ended September 30, 2023. The change was primarily due to 2023 asset disposal activities associated with underperforming assets where 2024 included insurance recoveries received associated with property damage in 2023, which was partially offset by impairment charges related to assets moved to held for sale.

Impairment of Goodwill

Impairment of goodwill was zero for the nine months ended September 30, 2024 compared to $307.6 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, based on the results of the Company's goodwill impairment procedures, the Company recorded a $307.6 million goodwill impairment for its single reporting unit.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2024 was $47.6 million, a decrease of $13.3 million, or 21.9%, from $60.9 million for nine months ended September 30, 2023. The decrease was primarily the result of debt retirements with $57.0 million of debt retired in September 2023 and $130.0 million of debt retired in December 2023 driving lower interest expense in the first nine months of 2024. This favorability was partially offset by interest associated with the $25.0 million mortgage note executed in December 2023.

Interest Income

    Interest income for the nine months ended September 30, 2024 was $11.5 million, an increase of $7.2 million, or 166.0%, from $4.3 million for the nine months ended September 30, 2023. The increase was due to an increase in funds invested in high-yield money market fund accounts and short-term certificates of deposit compared to the same prior year period.

Gain on Debt Extinguishment

Gain on debt extinguishment for the nine months ended September 30, 2024 was zero compared to $8.2 million for the nine months ended September 30, 2023. In 2023, the Company repurchased senior secured notes at a 16.5% discount to par which resulted in a $8.2 million gain on extinguishment.

Other (Expense) Income, Net

Other expense, net for the nine months ended September 30, 2024 was $4.8 million, a change of $10.7 million, from other income, net of $5.9 million for the nine months ended September 30, 2023. The change was primarily a result of the provision for credit losses recorded on non-operating notes receivable in the current year, compared to gains recognized on sales of non-operating assets in the prior year.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2024 was $150.0 million, an increase of $44.1 million, or 41.6%, from $105.9 million for the nine months ended September 30, 2023. The provision for income taxes as a percentage of gross profit was 28.4% for the nine months ended September 30, 2024, compared to 24.4% for the nine months ended September 30, 2023. The increase in tax expense for 2024 was driven by an increase in gross profit for the period, the one-time impact of changing certain state tax filing methods which requires us to revalue deferred taxes in those states, and an increase in interest expense on uncertain tax positions.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA adjusts the following items from net income: interest expense, interest income, provision for income taxes, and depreciation and amortization to arrive at EBITDA. This is then adjusted for items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes as well as contributions to specific initiatives (e.g., contributions to Smart & Safe Florida), impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, gain on debt extinguishment, and other income and expense items.

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

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2024 was $96.1 million, an increase of $18.3 million, or 23.6%, from $77.7 million for the three months ended September 30, 2023. The increase primarily resulted from increased revenue and improved gross profit.

Adjusted EBITDA for the nine months ended September 30, 2024 was $308.8 million, an increase of $74.3 million, or 31.7%, from $234.5 million for the nine months ended September 30, 2023. The increase primarily resulted from increased revenue and improved gross profit.

The following table presents a reconciliation of GAAP net loss to non-GAAP Adjusted EBITDA, for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands)
Net loss attributable to common shareholders	$(60,213)	$(25,392)	$(95,320)	$(493,365)
Add (deduct) impact of:
Interest expense, net	17,459	20,834	47,577	60,925
Interest income	(4,202)	(1,927)	(11,499)	(4,323)
Provision for income taxes	47,383	36,640	150,018	105,933
Depreciation and amortization	28,332	26,958	84,163	82,624
Depreciation included in cost of goods sold	13,305	14,644	40,098	42,693
EBITDA (Non-GAAP)	42,064	71,757	215,037	(205,513)
Impairment of goodwill	—	—	—	307,590
Impairment and disposal of long-lived assets, net of (recoveries)	(4,296)	(1,209)	(4,423)	5,480
Legislative campaign contributions	48,429	500	62,654	19,562
Acquisition, transaction, and other non-recurring costs	2,586	8,511	10,600	16,146
Share-based compensation	5,469	4,539	15,579	7,415
Gain on debt extinguishment	—	(8,161)	—	(8,161)
Other income (expense), net	198	(1,126)	4,778	(5,875)
Discontinued operations, net of tax, attributable to common shareholders	1,636	2,927	4,613	97,861
Total adjustments	54,022	5,981	93,801	440,018
Adjusted EBITDA (Non-GAAP)	$96,086	$77,738	$308,838	$234,505

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from operations and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues to support our business growth. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations as well as debt and equity offerings. The Company has and expects to generate additional cash from operations, due in part to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, we may use cash to support cannabis market expansion related initiatives, such as Smart & Safe Florida. Working capital is used principally for personnel expenses as well as costs related to the cultivation, processing and distribution of our products. Our capital expenditures consist primarily of additional cultivation and processing facilities and retail dispensaries, and improvements to existing facilities to support the long-term growth in markets with adult-use catalysts. In the current period, our debt service payments consist primarily of interest payments.

We may also use capital for other investing and financing activities. In the third quarter of 2024, the Company invested $80.0 million into certificates of deposit that classify as short-term investments due to their original maturity dates.

As of September 30, 2024, cash and cash equivalents were $237.7 million and short-term investments were $80.2 million. We believe our existing cash balances and short-term investments will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Equity or debt financings.

Cash Flows
The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023

	(in thousands)
Net cash provided by operating activities	$240,809	$70,377
Net cash used in investing activities	(183,434)	(30,308)
Net cash used in financing activities	(27,082)	(60,599)
Net increase (decrease) in cash and cash equivalents	$30,293	$(20,530)

Cash Flows - Operating Activities

Net cash provided by operating activities was $240.8 million for the nine months ended September 30, 2024, an increase of $170.4 million as compared to $70.4 million net cash provided by operating activities for the nine months ended September 30, 2023. This improvement was primarily due to the reduction in net tax payments of $159.9 million, primarily related to the impact from the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code (inclusive of $52.4 million in refunds received from amended returns based on this position) and a $94.0 million improvement in gross profit driven by higher revenues and improved gross margin, which was only partially offset by the comparative change in inventories of $74.8 million and a $43.1 million increase in payments for legislative campaign contributions. Operating cash flows in the comparative period benefited from the $66.5 million decrease in inventories versus the $8.3 million increase for the current period.

Cash Flows - Investing Activities

Net cash used in investing activities was $183.4 million for the nine months ended September 30, 2024, an increase of $153.1 million, compared to the $30.3 million net cash used in investing activities for the nine months ended September 30, 2023. The increase primarily reflects the Company's $80.0 million investment into certificates of deposit, higher current year purchases of property, plant and equipment and internal use software to support the long-term growth of the business.

Cash Flows - Financing Activities

Net cash used in financing activities was $27.1 million for the nine months ended September 30, 2024, a decrease of $33.5 million, compared to $60.6 million net cash used in financing activities for the nine months ended September 30, 2023. The decrease was primarily driven from the payment made in the comparative period on the open market repurchase of 57,000 of the Company's USD $1,000 senior secured notes, due October 6, 2026, for a purchase price of $47.6 million, excluding fees and accrued interest. This was partially offset by payments made in the current period for taxes related to net share settlement of equity awards and the consolidated VIE settlement transaction and the related costs incurred.

Balance Sheet Exposure
As of September 30, 2024 and December 31, 2023, 100% of our condensed consolidated balance sheets is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2023 Form 10-K.

Contractual Obligations

For information on our commitments for financing arrangements, operating leases, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Financing Arrangements, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the $203.8 million increase in our uncertain tax position liabilities and the $39.4 million and $11.8 million increase in our future minimum lease payments under non-cancellable operating and finance leases, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

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
Management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2024. Our Chief Executive Officer and Chief Financial Officer have concluded that, due to the material weaknesses as described in the 2023 Annual Report on Form 10-K, which are currently in the process of being remediated, as of September 30, 2024, we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024.
Notwithstanding the material weaknesses described in the 2023 Annual Report on Form 10-K, we have concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Management’s Remediation Measures

We previously identified and disclosed material weaknesses in internal control as described in Item 9A. Controls and Procedures in the 2023 Annual Report on Form 10-K, filed with the SEC on February 29, 2024. The material weaknesses were due to a lack of sufficient controls around information technology and inventory valuation. Management is committed to maintaining a strong internal control environment. In response to the identified material weaknesses, management, with the oversight of the Audit Committee of the Board of Directors, has taken a number of remediation actions during the year ending December 31, 2023, and continues to address these deficiencies in 2024. The Company will not be able to conclude that the material weaknesses are remediated until the applicable controls operate for a sufficient period of time and management has concluded, through formal testing, that the controls are operating effectively. Remediation actions taken include the following:

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

Changes in Internal Controls Over Financial Reporting

Other than the ongoing remediation measures discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act) which occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include the Company’s statements regarding the Company’s expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q in “Part I, Item 1A – Risk Factors” in our 2023 Form 10-K. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:
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

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2023 Form 10-K filed with the SEC on February 29, 2024 includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2023 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2023 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. There have been no material changes from such risk factors during the nine months ended September 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1 ‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Kimberly Rivers (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.2 ‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Eric Powers (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.3 ‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Kyle Landrum (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.4 ‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Tim Morey (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.
** Furnished herewith.
‡ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: November 5, 2024	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Wes Getman
Wes Getman
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2024	By:	/s/ Joy Malivuk
Joy Malivuk
Chief Accounting Officer
(Principal Accounting Officer)