Form 10-K
period 2024-12-31
Trulieve Cannabis Corp.
filed 2025-02-27
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

Commission File Number 000-56248
______________________________________________________
TRULIEVE CANNABIS CORP.
(Exact name of registrant as specified in its charter)
______________________________________________________

British Columbia	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6749 Ben Bostic Road
Quincy, FL 32351
(Address of principal executive offices and zip code)

(850) 480-7955
(Registrant’s telephone number, including area code)
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

The aggregate market value of the Subordinate Voting Shares, Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $1.50 billion.

As of February 20, 2025, there were 167,779,554 Subordinate Voting Shares, 23,226,386 Multiple Voting Shares (on an as converted basis) and zero Super Voting Shares (on an as converted basis) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”). The 2025 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2024, the end of the registrant’s fiscal year.

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

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio have launched programs permitting the sale of adult-use cannabis products. Trulieve operates its business through its directly and indirectly owned subsidiaries which hold licenses and have entered into managed service agreements in the states in which they operate.

As of December 31, 2024, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	160	5
Arizona	21	3
Pennsylvania	21	3
West Virginia	10	1
Georgia	6	1
Maryland	3	1
Ohio	3	—
Connecticut	1	—
Colorado	—	1
Total	225	15

Regional Hub Structure

Trulieve’s production, retail, and distribution areas are organized into regional hubs whereby teams and assets are aggregated in order to effectively pair national structure and support with localized operations tailored to each market. Trulieve has established cannabis operations in three hubs: Southeast, Northeast, and Southwest. Each of our three regional hubs are anchored by market leading positions in cornerstone states of Florida, Pennsylvania, and Arizona.

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

Cultivation and Manufacturing of Cannabis Products

Trulieve produces high quality cannabis flower and uses a variety of processes to transform biomass into products sold through our retail and wholesale distribution network. With a focus on replicable, scalable operations, we have developed design standards, standard operating procedures, and training protocols that are employed across cultivation sites to achieve a high level of consistency and quality. The modular nature of our standard designs enables quick and incremental additions to capacity where appropriate. In Florida, where demand is high enough to support larger scale production, our state-of-the-art 750,000 square foot automated indoor cultivation facility affords us greater flexibility on pricing, promotional cadence, and assortment by enabling production of high potency and high-quality products at lower costs.

We utilize various extraction techniques including supercritical ethanol extraction, carbon dioxide extraction, hydrocarbon extraction, and mechanical separation. We have invested in light hydrocarbon extraction, which typically offers higher yields than other extraction methods and allows for concentrates that preserve the natural ratios of cannabinoids, terpenes, and other target compounds to better replicate the flower experience. Ethanol extraction and carbon dioxide extraction techniques offer different benefits than hydrocarbon extraction and are each used for specific purposes, such as production of oil for use in manufactured goods and targeted extraction of specific compounds. In addition, we employ distillation, purification, and manufacturing technologies to further refine extracts and transform them into a wide variety of finished products.

Distribution of Branded Product through Branded Retail

Distribution of branded products through our branded retail locations is a core driver of our long-term strategy. We have developed and acquired a curated portfolio of our own branded retail products that we cultivate, manufacture and distribute in over 200 Trulieve retail locations. By providing customers with consistent high-quality products and outstanding experiences, we aim to garner a large and loyal customer base across our distribution network.

Trulieve brands include premium tier brands Avenue, Cultivar Collection, and Muse; mid-tier brands Modern Flower, Alchemy, Momenta, and Sweet Talk, and value tier brands Co2lors, Loveli, Roll One, and Trekkers. Established relationships with brand partners allow for the sale of partner-branded products in select markets and retail locations, providing our customers with access to a greater variety and specialty brands. Brand partnerships include arrangements with Alien Labs, Bellamy Brothers, Binske, Black Buddha, Black Tuna, Blue River, Connected, DeLisioso, Khalifa Kush, Love’s Oven, Miami Mango, Moxie, Redemption Cannabis, Seed Junky and Sunshine Cannabis.

Customer Experience

Since inception, Trulieve has prioritized creating exceptional customer experiences, developing the business to center around the Trulieve philosophy of “Customers First”. This customer-centric approach permeates our culture and informs strategic decision making.

Our goal is to foster brand loyalty by providing customers with industry-leading branded products and superior service in an appealing, approachable setting. We accomplish this by creating and reinforcing positive customer experiences. Customer feedback informs our approach across all aspects of the customer journey including products, service, and messaging. We track various metrics including overall satisfaction, net promoter, and customer effort scores. We employ and continuously refine numerous training programs to provide our associates with the resources they need to deliver outstanding customer experiences across the entire Trulieve platform. We offer specialized management training and incentives to reward positive outcomes so there is continuous reinforcement of customer experience best practices.

Marketing Strategies

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

We understand each consumer has unique communication preferences and capabilities. As such, we engage with customers and physicians through a variety of methods including email, text, social media and online chat. In select markets we offer various purchase options, including phone ordering, online ordering, home delivery, and in-store. In all markets, Trulieve offers a customer rewards program featuring fully stackable and portable points as appropriate within existing regulatory frameworks.

Investments in Infrastructure and Technology

We have made significant investments in developing and deploying technology and data platforms designed to support scaled operations and growth in customers served and units sold. Through our customer data platform, we can analyze data to discern customer preferences, patterns, and trends which inform our product mix and allocation, promotional strategies, and outreach. Investments in our enterprise-grade platforms enable greater sophistication across production, retail, and wholesale operations and numerous support functions including accounting and finance, human resources, legal and compliance. We believe infrastructure and data capabilities are prerequisites for long term success in an increasingly competitive and integrated commerce environment.

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

The registered office of the Company is located at 2800 Park Place, 666 Burrard Street, Vancouver, British Columbia, V6C 2Z7. The head office is located at 6749 Ben Bostic Road, Quincy, Florida, 32351.

Inter-Corporate Relationships

Trulieve has three material subsidiaries, being Trulieve US, a Florida company, Trulieve Holdings, Inc. (“Trulieve Holdings”), a Delaware company, and Harvest Health & Recreation Inc. (“HHR”) a British Columbia company, all of which are directly wholly-owned by Trulieve. The board of directors and executive officers of Trulieve US, Trulieve Holdings and HHR are: Kim Rivers (director and president) and Eric Powers (director and secretary/treasurer).

Competitive Conditions and Position

The markets in which we operate are highly competitive markets with relatively high barriers to entry given the limited quantity of licenses available and the highly regulated nature of the cannabis industry. See “—Regulatory Overview” below for additional information regarding the impact of regulation on our business. We compete directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. state markets.

The vast majority of both manufacturing and retail competitors in our markets are localized businesses with operations in a single state market or regional players. Other multi-state cannabis operators compete directly in several of our operating markets. Aside from this direct competition, out-of-state operators that are sufficiently well-capitalized to enter those markets through acquisitions are also part of the competitive landscape. Similarly, as we execute on our regional hub strategy and expand across the U.S., operators in our future state markets will inevitably become direct competitors. Increased competition by larger and better financed competitors could materially affect our business, financial condition and results of operations.

We face additional competition from new entrants. If the number of consumers of medical and adult-use cannabis in our markets increases, the demand for products will increase and we expect that competition will become more intense as current and future competitors offer an increasing number of diversified products and engage in price competition. We expect to continue to invest in several areas, including customer experience, product innovation, scaled production, marketing and branding, and distribution network expansion. Trulieve may not have sufficient resources to maintain investments on a competitive basis, which could have a material adverse effect on our business, financial condition and operational results. The management team monitors developments in the fast-paced cannabis industry and adjacent industries to help us remain competitive.

We also compete indirectly with operators in the illicit market for cannabis and manufacturers and retailers of intoxicating hemp products.

See Item 1A—“Risk Factors” with respect to competition.

Seasonality

Our business operates year-round. Operations and sales trends in select markets do follow seasonal trends at various times of the year, providing seasonal impacts on sales in summer and winter months and increases from promotional activity around specific industry and holiday events including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).

Recent Developments

On February 26, 2025, the Board of Directors of the Company appointed Jason Pernell as President of the Company.

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

Federal Regulation of Cannabis in the United States

The United States federal government regulates drugs in large part through the Controlled Substances Act ("CSA"). Cannabis ("marihuana" or "marijuana" in the CSA), which refers to certain parts and derivatives of the cannabis plant, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the Drug Enforcement Administration ("DEA") considers cannabis to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. Under federal law, cannabis and cannabis-related products having a concentration of delta-9 tetrahydrocannabinol ("THC") of more than 0.3% are considered "marihuana", a Schedule I controlled substance, while those with a THC concentration of 0.3% or less are classified as hemp, which is not scheduled under the CSA. The scheduling of cannabis as a Schedule I controlled substance is inconsistent with the US Department of Health and Human Services' ("HHS") recent recommendation to reclassify cannabis to Schedule III based on its conclusion that it has medical use in treatment in the United States and a lower potential for abuse than drugs in Schedule I and Schedule II. Moreover, as of December 31, 2024, despite the conflict with U.S. federal law, nearly all states and Puerto Rico have legalized cannabis for medical use. Cannabis is legal for adult-use in 24 states plus the District of Columbia, Guam, the Commonwealth of the Northern Mariana Islands, and the U.S. Virgin Islands.

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

Beginning in 2009, the federal government attempted to provide clarity on the incongruity between federal law and these state-legal regulatory frameworks through a series of Department of Justice ("DOJ") memoranda stating it would not be a priority to prosecute cannabis activity compliant with state medical cannabis laws and that did not implicate certain federal enforcement priorities. The most notable of this guidance came in the form of a memorandum issued by former U.S. Deputy Attorney General James Cole on August 29, 2013, commonly referred to as the Cole Memorandum. The Cole Memorandum offered guidance to federal agencies on how to prioritize civil enforcement, criminal investigations, and prosecutions regarding cannabis in all states and quickly set a standard with which cannabis-related businesses would comply. In sum, the Cole Memorandum stated the DOJ’s prosecution priorities would be aimed at preventing the distribution of cannabis to minors; preventing revenue from going to criminal enterprises; preventing violence in the cultivation and distribution of cannabis; preventing drugged driving and the exacerbation of other adverse health consequences associated with cannabis; and preventing cannabis cultivation, possession, or use on federal property.

In January 2018 former United States Attorney General Sessions issued a new memorandum to all United States Attorneys (the “Sessions Memo”) that rescinded the Cole Memorandum and other DOJ memoranda providing prosecutorial guidance on state and tribally authorized medical and adult-use cannabis activities and instructed that “[i]n deciding which marijuana activities to prosecute... -with the [DOJ’s] finite resources, prosecutors should follow the well- established principles that govern all federal prosecutions.” Namely, these include the seriousness of the offense, history of criminal activity, deterrent effect of prosecution, the interests of victims, and other principles. Although rescinded, the tenets of the Cole Memorandum continue to be adhered to by state-legal cannabis businesses and those in compliance with adult-use and medical programs throughout the country operate without federal enforcement.

On January 21, 2021, Joseph R. Biden, Jr. was sworn in as the 46th President of the United States. Although President Biden’s Attorney General, Merrick Garland, made comments to Senator Cory Booker (D-NJ) during his Senate confirmation indicating that he believed prosecution of state-legal cannabis businesses was not a worthy use of DOJ resources, there were no changes to federal cannabis guidance issued by the DOJ or any published change in federal enforcement policy under the Biden administration. In October 2022, the Biden Administration announced its intention to end the country’s “failed approach” to cannabis and directed the Secretary of HHS and the Attorney General to expeditiously review cannabis’s Schedule I status. Concurrently, President Biden also announced a pardon of all prior federal simple possession of cannabis offenses and urged governors to do the same at the state level.

In August 2023, the Food and Drug Administration ("FDA") within the HHS recommended to the DEA that marijuana be rescheduled from Schedule I to Schedule III under the CSA. The FDA recommendation to reclassify cannabis to Schedule III was based in part on findings that cannabis has an accepted medical use in treatment in the United States and relatively low potential for abuse. The National Institute on Drug Abuse ("NIDA"), a part of the National Institutes of Health ("NIH"), importantly concurred with FDA’s recommendation to reclassify cannabis. On May 16, 2024, the DEA issued its Notice of Proposed Rulemaking (“NPRM”) to reclassify marijuana to Schedule III. The NPRM was subject to a public comment period in which over 43,000 public comments were submitted. If the CSA is amended to reclassify cannabis to Schedule III, it would have a significant impact on the US cannabis industry by making Section 280E of the Internal Revenue Code no longer applicable to state-authorized cannabis businesses, which would allow such businesses to deduct normal business expenses on federal tax filings. Additionally, a move to Schedule III would open up opportunities for needed medical research and engagement by the medical community.

The December 2024 preliminary hearing held by the Chief Administrative Law Judge (“ALJ”) of the DEA set the stage for more substantial evidentiary hearings originally set to take place in 2025. At the conclusion of the hearings, the ALJ was to issue a final ruling on the proposed rescheduling, however on January 13, 2025, ALJ John Mulrooney II cancelled the hearing set for January 21, 2025—effectively pausing the rescheduling process indefinitely while an interlocutory appeal by two pro-rescheduling participants is considered by the DEA Administrator. There is no clear timeline for when the hearings will resume.

On January 20, 2025, President Donald J. Trump was sworn in as the 47th President of the United States. President Trump has publicly stated that his administration would support reclassification of cannabis as a Schedule III substance and would not stop or reverse a Schedule III determination. However, many factors will influence the rescheduling of marijuana, including but not limited to key appointments including the Attorney General and DEA Administrator, as well as rescheduling administrative proceedings and any related litigation.

Nonetheless, even if moved to Schedule III, the cultivation, manufacture, distribution, and sale of cannabis and cannabis-derived products that are not FDA approved would remain illegal under federal law because such activity would be in violation of the CSA and the Federal Food, Drug, and Cosmetic Act ("FD&C"). Unless and until the United States Congress amends federal law with respect to cannabis, there is a risk that federal authorities may enforce current U.S. federal law. Currently, in the absence of uniform federal guidance, enforcement priorities are determined by respective United States Attorneys. The Company is not aware of additional statements or guidance made by federal authorities or prosecutors regarding the risk of enforcement action in any jurisdiction where it conducts U.S. cannabis-related activities.

As an industry best practice, in the absence of new federal guidance, we abide by the following standards, which are designed to ensure compliance with the guidance provided by the now-rescinded Cole Memorandum:

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

The “Secure and Fair Enforcement Regulation ("SAFER") Banking Act,” would grant banks and other financial institutions immunity from federal criminal prosecution for servicing cannabis-related businesses if the underlying cannabis business follows state law. While several iterations of the proposed legislation have passed in the House, in September 2023 the Senate Banking Committee voted to pass the SAFER Banking Act by a bipartisan majority of 14-9. Although anticipated, a Senate floor vote did not occur in 2024, and while we believe there is strong support in the public and within Congress for the SAFER Banking Act and similar legislation, there can be no assurance that it will be passed as proposed in its most recent iteration or at all. See "Risk Factors".

As an industry best practice and consistent with its standard operating procedures, Trulieve adheres to all customer due diligence steps in the FinCEN Guidance and any additional requirements imposed by those financial institutions it utilizes.

Ability to Access Public and Private Capital

Given the current laws regarding cannabis at the federal level in the United States, traditional bank financing is typically not available to United States cannabis companies. Specifically, since financial transactions involving proceeds generated by cannabis-related conduct can form the basis for prosecution under anti-money laundering statutes, the unlicensed money transmitter statute and the Bank Secrecy Act, businesses involved in the cannabis industry often have difficulty finding a bank willing to accept their business. Banks who do accept deposits from cannabis-related businesses in the United States must do so in compliance with the FinCEN Guidance. The Company has banking relationships in Arizona, Colorado, Connecticut, Florida, Georgia, Ohio, Maryland, Pennsylvania and West Virginia, and state-chartered banks for deposits and payroll, however the Company does not have access to traditional bank financing.

Compliance with Applicable State Law in the United States

The Company is classified as having “direct” involvement in the United States cannabis industry and we believe that we are in compliance with applicable state laws, as well as related licensing requirements and the regulatory frameworks enacted in the states we operate in. We use reasonable commercial efforts to ensure that our business remains compliant with applicable licensing requirements and the regulatory frameworks enacted by Arizona, Colorado, Connecticut, Florida, Georgia, Maryland, Ohio, Pennsylvania, and West Virginia through the advice of our Company’s legal counsel and through ongoing review of business practices and changes to applicable laws and regulations. Our legal counsel works with external regulatory counsel in the states in which we operate to ensure that we are in ongoing compliance with applicable state laws. The Company has not obtained a legal opinion from regulatory counsel regarding compliance with U.S. cannabis laws in connection with the preparation of this Annual Report, but engages regulatory counsel in every jurisdiction in which it operates. Trulieve obtains regulatory advice on a very regular basis. The Company also has an in-house attorney that works on regulatory compliance as well as a robust in-house Compliance Department of 14 people with expertise in all of the jurisdictions in which it operates. The Company has not received any non-compliance, citations or notices of violation which may have a material impact on the Company’s licenses, business activities or operations.

Although each state in which the Company operates (and anticipates operating) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized cannabis in some form, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia remains illegal, and any such acts are criminal acts under U.S. federal law. Although we believe that our business activities are compliant with applicable state and local laws of the United States, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law nor provide a defense to any federal proceeding which may be brought against us. Any such proceedings brought against us may result in a material adverse effect on our business.

Regulation of Cannabis at State Levels

In the U.S., the regulation of cannabis varies significantly from state to state, with a key distinction being the authorization for medical use versus recreational use. These state regulations are characterized by differences in licensing regimes, allowable dosage forms, and possession limits. In states with a medical-only regulatory framework, cannabis is legal exclusively for medical purposes only. Patients typically require a recommendation from a qualified healthcare provider to access medical cannabis. The commercial distribution and sale of cannabis is strictly controlled through licensed businesses. These states often limit the types and forms of cannabis products available, with an emphasis on medicinal applications. Possession limits tend to be higher for registered patients, but recreational use is prohibited. In states that allow adult-use (recreational) cannabis, individuals who meet age requirements can purchase cannabis for both medical and recreational purposes. While dosage forms and possession limits may vary, they are generally more permissive for recreational users. Some states regulate adult-use and medical cannabis under a single set of rules and licensing structures while other states maintain separate regulatory frameworks for medical and adult-use cannabis.

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

Arizona is a vertically integrated system so that each license permits the holder to acquire, cultivate, process, manufacture, transfer, supply, and/or dispense medical and/or adult-use cannabis. All product categories are allowed to be sold as either adult-use or medical, except edibles for adult-use consumers, which cannot be more than 10mg per serving or 100mg per package. As of November 1, 2024, adult-use home delivery is allowed.

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

Regulation of the Medical and Adult-Use Cannabis Markets in Colorado

In 2000, Colorado legalized medical marijuana via Amendment 20 to the Colorado Constitution, and the state legalized adult-use cannabis via the passage of Amendment 64 in 2012. The Colorado Cannabis Enforcement Division within the Department of Revenue is the licensing and regulatory agency overseeing all recreational and medical cannabis businesses in Colorado, with the Colorado Department of Public Health and Environment overseeing the medical patient registry and overseeing some requirements for licensed cannabis laboratories.

Cannabis businesses must comply with local licensing requirements in addition to state licensing requirements in order to operate. While there are no statewide caps on the number of cannabis business licenses, localities are allowed to limit or prohibit the operation of cannabis cultivation facilities, product manufacturing facilities or retail sales facilities.

Regulation of the Medical and Adult-Use Cannabis Markets in Connecticut

Connecticut legalized medical cannabis in 2012. The Medical Marijuana Program within the Department of Consumer Protection registers qualifying patients, primary caregivers, dispensary facilities, and dispensary facility employees. Only a pharmacist licensed as a dispensary may dispense medical cannabis, and only a dispensary or dispensary technician may sell cannabis to qualifying customers, primary caregivers, or research program subjects.

Connecticut legalized adult-use cannabis in June 2021 with the passage of Public Act 21-1 (SB 1201), signed into law by Governor Ned Lamont. As with medical cannabis, the Department of Consumer Protection licenses and regulates adult-use cannabis businesses. Sales began in January 2023 after the state announced that existing medical operators licensed as hybrid retailers could open for adult-use sales.

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

Under our license, we are permitted to sell cannabis to those customers who are entered into Florida’s electronic medical cannabis use registry by a qualified physician and possess a state-issued medical cannabis identification card and a valid certification from the qualified physician. We are authorized to sell a broad selection of products across various product categories. As of December 31, 2024, we had 160 approved dispensaries in the State of Florida. In addition, our license allows us to deliver products directly to customers.

On November 5, 2024, 55.9% of Florida voters voted in favor of Florida Amendment 3 (Florida Marijuana Legalization Initiative #22-05), an adult-use cannabis legalization ballot initiative sponsored by the political action committee Smart & Safe Florida. Florida law requires a 60% supermajority vote for approval to pass an initiated constitutional amendment; therefore, the initiative did not pass the required threshold to become law. On January 14, 2025, Smart & Safe Florida filed a new initiative petition to place a constitutional amendment to legalize cannabis for adult-use on Florida’s November 2026 ballot.

Regulation of Medical Cannabis Market in Georgia

The Georgia Hope Act created a regulatory scheme to permit the cultivation, production, manufacturing, and sale of low-THC oil that is not more than 5% by weight of THC, THCa, or a combination of THC and THCa, for provision to patients for medical purposes. Georgia law requires eligible patients to obtain physician approval to be added to the Low THC Oil Registry if they have certain qualifying conditions. The registry is administered by the Georgia Department of Public Health. At present, Georgia law prohibits the production or sale of low THC oil food products and vaporizers.

Low-THC products may only be dispensed by a dispensary licensee or a pharmacy holding a Low THC Pharmacy Dispensary license issued by the Georgia Board of Pharmacy. Georgia is the only state that allows for the sale of cannabis by traditional pharmacies, however the DEA intervened by issuing a warning letter on November 27, 2023, advising that neither cannabis nor THC can be lawfully dispensed by a DEA-registered pharmacy. At the Board of Pharmacy meeting held on December 13, 2023, the Board voted to request legal guidance from the state Attorney General’s office. While the federal appropriation riders mentioned above bar the DOJ, inclusive of the DEA, from spending taxpayer funds to enforce laws that interfere with state medical cannabis laws, making prosecution under federal law unlikely, the DEA’s interference has had a chilling effect on pharmacy distribution. However, as of September 2024, at least one pharmacy had resumed selling low-THC oil in defiance of the DEA’s warning.

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

On November 8, 2022, Maryland voters approved a statewide referendum which legalized cannabis for adults 21 years or older, effective July 2023. The Cannabis Reform Act, signed into law in May 2023, created the framework for adult-use cannabis and established the Maryland Cannabis Administration (the “MCA”), the successor agency to the MMCC. The MCA is responsible for administering and enforcing the medical and adult-use cannabis laws, including licensing, registration, testing, inspection, and enforcement, and the promulgation of regulations. Maryland awarded over 200 licenses in 2024 through its social equity lottery.

Regulation of the Medical and Adult-Use Cannabis Markets in Ohio

Ohio legalized medical cannabis in 2016 via House Bill 523. Qualifying conditions for access to medical cannabis under the program include, but are not limited to, chronic and severe pain, post-traumatic stress disorder and cancer. Ohio’s medical cannabis program allows businesses to be structured as for-profit entities and does not require residency for investment in or ownership of a commercial cannabis license. Vertical integration is permissible but not required for medical cannabis operators and no single entity or person may hold, have ownership or financial interest in, or control more than one cultivator license, one processor license, or eight dispensary licenses at any given time.

Ohio voters legalized adult-use cannabis in 2023 and the Division of Cannabis Control (“DCC”) within the Department of Commerce was established as the primary regulatory authority for both the medical and adult-use cannabis programs. On July 23, 2024, the DCC issued 10 dual-use cultivation and processing certificates of operation allowing existing medical operators to cultivate and produce products for the adult-use market. On August 6, 2024, the DCC issued dual-use certificates of operation to 98 eligible dispensaries across the state, a month ahead of the required deadline. Licensing of new adult-use operators is ongoing.

Regulation of the Medical Cannabis Market in Pennsylvania

On April 17, 2016, Act 16, otherwise known as the Medical Cannabis Act, was signed into law, establishing the Pennsylvania medical cannabis program and providing lawful access to cannabis for state residents with one or more qualifying conditions. The Pennsylvania Department of Health (“PA DOH”) regulates medical cannabis businesses in the Commonwealth. For licensing purposes, the PA DOH split the Commonwealth into six regions. For each dispensary permit, the locations must be within the region where the permit was awarded. For medical cannabis grower/processors, the location is limited to the region where the permit was awarded, but distribution is permissible across all regions. The state initially limited the total number of medical marijuana organizations (“MMOs”) to twenty-five grower/processors and fifty dispensaries Commonwealth-wide. Each dispensary is permitted to have up to three dispensary sites for a total of 150 potential dispensary locations throughout Pennsylvania. Residency is not required to operate a MMO in Pennsylvania. Vertical integration is limited as the PA DOH may not issue more than five grower/processor businesses dispensary permits. In addition, a single entity may not hold more than one grower/processor permit, nor more than five dispensary permits.

In 2022, Pennsylvania amended their medical program to provide additional protections under Pennsylvania law for financial institutions and insurers providing services to cannabis-related businesses. In April 2024, Pennsylvania expanded the medical cannabis program to permit qualified independent MMOs to apply for either a grower/processor permit or dispensary permit. An independent grower/processor may apply for one dispensary permit and an independent dispensary may apply for one grower/processor permit.

Legislation to legalize adult-use cannabis in Pennsylvania has been introduced from time-to-time and we believe lawmakers are again poised to introduce adult-use legislation in 2025.

Regulation of the Medical Cannabis Market in West Virginia

West Virginia’s medical cannabis program, the West Virginia Medical Cannabis Act, was signed into law in 2017. The law allows cannabis to be used for certified medical use by West Virginia residents with serious medical conditions and permits medical cannabis to be cultivated, processed, and dispensed to registered patients. The program is administered by the West Virginia Department of Health and Human Resources, Bureau for Public Health, Office of Medical Cannabis (“OMC”). The OMC has authority to issue and oversee permits that authorize businesses to grow, process, or dispense medical cannabis in compliance with state law and regulations, register medical practitioners who certify patients as having a qualifying serious medical condition, and register and oversee patients with qualifying conditions. OMC has also promulgated regulations governing the activities of growers, processors, laboratories, and dispensaries, as well as establishing general requirements related to West Virginia’s medical cannabis program.

Medical cannabis products allowed for use are pills, oils, gels, creams, ointments, tinctures, liquid, dry leaf or plant forms for administration through vaporization or nebulization, and dermal patch. Dispensaries cannot sell edibles, but medical cannabis products could be mixed into food or drinks by patients themselves.

Other

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to continuous change. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, loss of participating dealers, lost revenue, increased expenses, and decreased profitability. Further, investigations by government agencies, including the Federal Trade Commission ("FTC"), into allegedly anticompetitive, unfair, deceptive, or other business practices by us, could cause us to incur additional expenses and, if adversely concluded, could result in substantial civil or criminal penalties and significant legal liability. See "Risk Factors.

Employees and Human Capital Resources

As of December 31, 2024, we had over 6,000 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Since the opening of our first store in 2016, our workforce has grown with the company's expansion, adding personnel to our cultivation, production, transportation and retail divisions, along with our executive and support services teams. The workforce is evaluated and optimized on an ongoing basis, ensuring teams are sized and structured appropriately, and that we have the right people in each position. Our goal is to be the employer of choice in the cannabis industry; accordingly we use the highest standards in attracting the best talent, offer competitive compensation, and implement best practices in evaluating, recruiting, onboarding, and developing our human capital.

Available Information

We maintain a website at http://www.trulieve.com. Through our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as well as proxy statements, and, from time to time, other documents as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission ("SEC"). These SEC reports can be accessed through the “Investors” section of our website. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

In addition, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Trulieve and other issuers that file electronically with the SEC. The SEC’s Internet website address is http://www.sec.gov.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. The following are certain factors concerning, among other things, our business, growth prospects, cash flows, results of operations and financial condition that should be considered together with the other information contained in this Annual Report on Form 10-K, including our financial statements and the related notes appearing herein. We believe the risks described below are the risks that are material to us as of the date of this Annual Report on Form 10-K, although, these risks and uncertainties are not the only ones we face. If any of the following risks actually occur, our business, growth prospects, cash flows, results of operations and financial condition would likely be materially and adversely affected. In these circumstances, the market price of our Subordinate Voting Shares could decline, and you may lose part or all of your investment. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, growth prospects, cash flows, financial condition and results of operations. Risks that we believe are material to us as of the date of this Annual Report on Form 10-K include the following:

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
•the effects of risks related to any reclassification of cannabis or changes in U.S. controlled substance laws and regulations;
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
•the effect of risks related to a material weakness in our internal control over financial reporting;
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

Risks Related to Being a Public Company
•the increased costs as a result of being a U.S. reporting company.

Risks Related to Our Business and Industry

Cannabis is illegal under United States federal law.

In the United States, or the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, in October of 2022, the Biden Administration announced its intention to review the regulation of cannabis under the CSA by directing the Secretary of Health and Human Services and the Attorney General to initiate the administrative process to expeditiously review marijuana’s Schedule I status. There are no assurances if or when there could be any change in the classification of marijuana under the CSA. Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive 100% of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.

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

Accordingly, there is no assurance that the cannabis industry and the market for medical and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

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
•Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities; and
•Litigation or other claims in connection with the acquired company, including claims from terminated employees, consumers, former shareholders, or other third parties.

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

We may be negatively impacted by disruptions to the United States banking system due to the fact that most banks and other financial institutions have not been willing to provide banking services to cannabis-related businesses. Where available, we tend to rely upon smaller, regional banks and the failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, could adversely impact our liquidity and financial performance.

The reclassification of cannabis or changes in U.S. controlled substance laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

If cannabis is reclassified as a Schedule II or lower controlled substance under the CSA, the ability to conduct research on the medical benefits of cannabis would most likely be more accessible; however, if cannabis is recategorized as a Schedule II or lower controlled substance, the resulting reclassification could result in the need for approval by the FDA and other forms of FDA regulatory oversight. As a result of such a reclassification, the manufacture, importation, exportation, domestic distribution, storage, sale and use of such products could become subject to a significant degree of regulation by the DEA. In that case, we may be required to be registered to perform these activities and have the security, control, recordkeeping, reporting and inventory mechanisms required by the DEA to prevent drug loss and diversion. Obtaining the necessary registrations may result in delay of the manufacturing or distribution of our products. The DEA conducts periodic inspections of registered establishments that handle controlled substances. Failure to maintain compliance could have a material adverse effect on our business, financial condition and results of operations. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to restrict, suspend or revoke those registrations. In certain circumstances, violations could lead to criminal proceedings.

Potential regulation by the FDA could have a material adverse effect on our business, financial condition and results of operations.

Should the United States federal government legalize cannabis, it is possible that the FDA would seek to regulate it under the Food, Drug and Cosmetics Act of 1938. Additionally, the FDA may issue rules and regulations, including good manufacturing practices related to the production of medical cannabis. Clinical trials may be needed to verify efficacy and safety of our medical cannabis products. It is also possible that the FDA would require that facilities where medical cannabis is grown register with the agency and comply with certain federally prescribed regulations. In the event that some or all of these regulations are imposed, the impact on the cannabis industry is uncertain and could include the imposition of new costs, requirements, and prohibitions. If we are unable to comply with the regulations or registration as prescribed by the FDA, it may have an adverse effect on our business, operating results, and financial condition.

Our contractual arrangements may not be as effective in providing control over the variable interest entities as direct ownership.

We rely on contractual arrangements with certain of our entities to operate dispensaries or own our licenses or assets, in certain states in which our direct ownership of operations is restricted or prohibited. If our variable interest entities or their equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Accordingly, these contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entities.
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

Section 280E of the U.S. Internal Revenue Code of 1986, as amended ("IRC"), provides that “no deduction or credit shall be allowed for any amount paid or incurred during the taxable year in carrying on any trade or business if such trade or business (or the activities which comprise such trade or business) consists of trafficking in controlled substances (within the meaning of schedule I and II of the Controlled Substances Act) which is prohibited by Federal law or the law of any State in which such trade or business is conducted.” This provision has been applied by the United States Internal Revenue Service ("IRS") to cannabis operations, prohibiting taxpayers with cannabis operations from deducting expenses directly associated with cannabis businesses for U.S. federal income tax purposes. Section 280E and related IRS enforcement activity has had a significant impact on the operations of cannabis companies in the United States. As a result, an otherwise profitable business may, in fact, operate at a loss, after taking into account its United States income tax expenses. The Company has taken a position that Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns.

We expect to be subject to taxation in both Canada and the United States, which could have a material adverse effect on our financial condition and results of operations.

We are a Canadian corporation, and as a result generally would be classified as a non-United States corporation under the general rules of U.S. federal income taxation. IRC Section 7874, however, contains rules that can cause a non-United States corporation to be taxed as a United States corporation for U.S. federal income tax purposes. Under IRC Section 7874, a corporation created or organized outside of the United States will nevertheless be treated as a United States corporation for U.S. federal income tax purposes, which is referred to as an inversion, if each of the following three conditions are met: (i) the non-United States corporation acquires, directly or indirectly, or is treated as acquiring under applicable U.S. Treasury regulations, substantially all of the assets held, directly or indirectly, by a United States corporation, (ii) after the acquisition, the former shareholders of the acquired United States corporation hold at least 80% (by vote or value) of the shares of the non-United States corporation by reason of holding shares of the acquired United States corporation, and (iii) after the acquisition, the non-United States corporation’s expanded affiliated group does not have substantial business activities in the non-United States corporation’s country of organization or incorporation when compared to the expanded affiliated group’s total business activities.

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

We believe there is a greater likelihood that the IRS will audit the tax returns of cannabis-related businesses. Any such audit of our tax returns could result in us being required to pay additional tax, interest and penalties, as well as incremental accounting and legal expenses, which could be material.

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

During the preparation of our consolidated financial statements for the year ended December 31, 2023, we identified certain material weaknesses in our internal control over financial reporting. The material weaknesses related to ineffective information technology general controls (“ITGCs”) and ineffective design, implementation, and documentation of management review controls related to the valuation of inventory. Although the previously identified material weakness noted were remediated as of December 31, 2024, we cannot assure you that other material weaknesses and control deficiencies will not be discovered in the future. If we identify any other material weaknesses in our internal control over financial reporting it may cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Subordinate Voting Shares.

We are highly dependent on certain key personnel.

We depend on key managerial personnel, including Kim Rivers, our Chief Executive Officer, and Kyle Landrum, our Chief Production Officer, for our continued success, and our anticipated growth may require additional expertise and the addition of new qualified personnel. Qualified individuals within the cannabis industry are in high demand and we may incur significant costs to attract and retain qualified management personnel, or be unable to attract or retain personnel necessary to operate or expand our business. The loss of the services of existing personnel or our failure to recruit additional key managerial personnel in a timely manner, or at all, could harm our business development programs and our ability to manage day-to-day operations, attract collaboration partners, attract and retain other employees, and generate revenues, and could have a material adverse effect on our business, financial condition and results of operations.

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

Labor unions are working to organize workforces in the cannabis industry in general. Currently, labor organizations have been recognized as a representative of our employees at two cultivation and processing facilities and at two dispensaries. In addition, a union was recently voluntarily decertified at the employees’ request at one dispensary. It is possible that additional certain retail and/or manufacturing locations will be organized in the future, which could lead to work stoppages or increased labor costs and adversely affect our business, profitability and our ability to reinvest into the growth of our business. We cannot predict how stable our relationships with U.S. labor organizations would be or whether we would be able to meet any unions’ requirements without impacting our financial condition. Labor unions may also limit our flexibility in dealing with our workforce. Work stoppages and instability in our union relationships could delay the production and sale of our products, which could strain relationships with customers and cause a loss of revenues which would adversely affect our operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Trulieve recognizes the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of the data we produce and collect.

Managing Material Risks & Overall Risk Management

We have a cross-departmental approach to addressing cybersecurity risk, including input from our employees, senior management, and the Audit Committee of our Board of Directors (the “Board”). We devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats promptly and effectively.

We have a set of Company-wide cybersecurity policies and procedures and continue building these important document libraries. Management approves initial policies and reviews them periodically for updates and changes. Our cybersecurity program follows the internationally recognized risk framework, ISO 27001. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a multi-faceted cybersecurity strategy based on prevention, detection, and mitigation. The Company continues to work to ensure that our cybersecurity risks fully integrate into the Company’s overall risk management approach.

Third-party Risk Management and oversight

As part of our cybersecurity program, we engage with external service providers in our continuing cybersecurity efforts. These providers assist us in evaluating and enhancing the effectiveness of our information security policies and procedures. The partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity policies and procedures are comprehensive, up-to-date, and aligned with regulatory requirements.

The use of these third-party providers is regularly reviewed and monitored by the appropriate members of management. We conduct thorough assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges with a material impact on our strategic plan, operations, or financial standing. For additional information, see “Item 1A. Risk Factors - We are subject to security risks related to our products as well as our information and technology systems".

Governance

Trulieve’s cybersecurity program is managed under the management purview of our Chief Technology Officer ("CTO") and our Senior Director of Information Security, whose team (the "Cybersecurity Team") is responsible for facilitating the enterprise-wide cybersecurity program. Our CTO has over 20 years of experience with large information technology footprints, including cybersecurity. His in-depth knowledge and expertise are instrumental in supporting our cybersecurity program and policies and overseeing our governance and compliance programs. The Information Security Governance Committee ("the IT Committee") and the Audit Committee of our Board of Directors oversee management’s process for identifying and mitigating risks, including cybersecurity risks. The Audit Committee comprises board members with diverse expertise equipping them to oversee cybersecurity risks effectively.

Management’s role in assessing and managing material risks from cybersecurity threats involves leadership, governance, resource allocation, and proactive risk management. Management's involvement is crucial in safeguarding the Company's digital assets, reputation, and long-term success. Our Cybersecurity Team provides periodic reports to our IT Committee and Audit Committee, our Chief Executive Officer, and other members of senior management as appropriate.

The IT and Audit committees actively participate in discussions with management regarding cybersecurity risks. The IT Committee and Audit Committee assess the Company’s cybersecurity program at least annually, including discussing management’s actions to identify and detect threats, and scenarios for potential response or recovery situations. In addition to regularly scheduled meetings, the IT and Audit Committee and appropriate senior management levels maintain an ongoing dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on any significant developments in the cybersecurity domain, ensuring the Board’s oversight is proactive and responsive.

Item 2. Properties.

As of December 31, 2024, the Company operated 225 dispensaries in eight U.S. states and operated 15 cultivation and processing facilities in seven U.S. states. Substantially all of our dispensaries are leased. The cultivation, processing and related facilities provide us with approximately 4 million square feet of production space. Certain owned properties are subject to commercial mortgages. Refer to Note 10. Long-Term Borrowings to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on our mortgages. The Company believes its facilities are suitable and adequate to meet its current needs. The Company's corporate headquarters is located in Quincy, Florida.

Item 3. Legal Proceedings.

There are no actual or, to our knowledge, contemplated legal proceedings material to Trulieve or in which any of our property is the subject matter.

There have been no material penalties or sanctions imposed against Trulieve by a court or regulatory authority, and we have not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this prospectus.

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

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume (#)

Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$6.36	$18.76	40,815,079
Third Quarter (September 30, 2024)	11.45	16.50	14,098,433
Second Quarter (June 30, 2024)	11.68	19.75	24,724,882
First Quarter (March 31, 2024)	6.87	16.78	35,357,296

Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$5.22	$8.43	20,003,628
Third Quarter (September 30, 2023)	4.68	10.12	30,922,434
Second Quarter (June 30, 2023)	5.20	7.63	26,217,104
First Quarter (March 31, 2023)	7.48	10.04	19,669,724
Source: Bloomberg.

The Subordinate Voting Shares are also traded on the OTCQX under the symbol “TCNNF.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated.

Period	Low Trading Price ($)	High Trading Price ($)	Volume (#)

Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$4.49	$13.60	40,082,954
Third Quarter (September 30, 2024)	8.50	12.20	20,574,200
Second Quarter (June 30, 2024)	8.50	14.37	34,447,639
First Quarter (March 31, 2024)	5.16	12.40	35,994,864

Year Ended December 31, 2023
Fourth Quarter (December 31, 2023)	$3.85	$6.17	23,042,292
Third Quarter (September 30, 2023)	3.45	7.45	26,647,373
Second Quarter (June 30, 2023)	3.87	5.78	19,621,301
First Quarter (March 31, 2023)	5.59	7.50	25,890,697
Source: Bloomberg.

The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2024, there were approximately 352 shareholders of record of our Subordinate Voting Shares and 14 holders of record of our Multiple Voting Shares.

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

The graph compares the cumulative total shareholder return on our Subordinate Voting Shares (Ticker: TCNNF) with the comparative cumulative total return of the Russell 2000 Index and our selected peer group, assuming an initial investment of $100 in cash, with reinvestment of any dividends, from December 31, 2019 through December 31, 2024. The returns of each company in the peer group have been weighted to reflect their market capitalization. The returns shown are based on historical results and are not intended to suggest future performance. The total return on our Subordinate Voting Shares was (56)% during the performance period, as compared with a total return during the same period of (66)% for the market-cap weighted average return of our selected peer group, and 43% for the Russell 2000 Index.

Stock Performance Graph
300
250
200
150
100
50
-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Trulieve Cannabis Corp.
Russell 2000
Peer Group

Our selected peer group is comprised of:
•Cresco Labs Inc. (Ticker: CRLBF)
•Curaleaf Holdings Inc. (Ticker: CURLF)
•Green Thumb Industries Inc. (Ticker: GTBIF)
•Verano Holdings Corp. (Ticker: VRNOF) - first publicly traded in 2022 and reweighed to the peer group

Recent Sales of Unregistered Securities

On November 7, 2024, the Company issued 487,465 Subordinate Voting Shares to acquire an additional 15% ownership interest in an already consolidated subsidiary, raising the Company's ownership in such subsidiary to 90%, and on December 6, 2024, the Company issued 324,977 Subordinate Voting Shares to acquire an additional 10% ownership in the subsidiary, raising the Company's ownership in such subsidiary to 100%. These Subordinate Voting Shares were issued to the equity holders of the subsidiary in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended based upon factual representations received from the equity holders who received the Subordinate Voting Shares.

Item 6. [Reserved]

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

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio, have already launched programs legalizing the sale of adult-use cannabis products. Trulieve operates its business through its owned subsidiaries which hold licenses in the states in which they operate.

As of December 31, 2024, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	160	5
Arizona	21	3
Pennsylvania	21	3
West Virginia	10	1
Georgia	6	1
Maryland	3	1
Ohio	3	—
Connecticut	1	—
Colorado	—	1
Total	225	15

Components of Results of Continuing Operations

Revenue

Revenue is primarily derived from cannabis and cannabis related products we cultivate, process, distribute, and sell to our customers and through our wholesale distribution channels.

Cost of Goods Sold and Gross Profit

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

Sales and Marketing

Sales and marketing expenses primarily consist of personnel costs to manage and staff our dispensaries and other operating dispensary costs such as facility costs, advertising costs, and costs for marketing programs of our products. As we continue to expand and open additional dispensaries, and gain additional customers, we expect our sales and marketing expenses to continue to increase.

General and Administrative

General and administrative expenses are primarily related to (i) personnel costs, including salaries, incentive compensation and benefits, (ii) other professional service costs, including legal, accounting and acquisition related costs, and (iii) legislative campaign contributions. We expect to continue to invest in this area to support our expansion plans and to further support the growth of the cannabis industry. Other general and administrative expenses consist of travel, general office supplies and monthly services, facilities and occupancy, insurance, and director fees.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment, right-of-use assets, and amortization of intangible assets, including cannabis licenses and internally developed software.

Total Other Expense, Net

Total other expense, net consists primarily of interest expense, interest income on money market accounts, time deposits, and notes receivable, debt extinguishments, the impact of the revaluation of the liability classified warrants, the interest rate swap, the provision for credit losses recorded on non-operating notes receivable, and the loss or gain recognized on sales of non-operating assets.

Provision for Income Taxes

Provision for income taxes is calculated using the asset and liability method. Deferred income tax assets and liabilities are determined based on enacted tax rates and laws for the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The IRS has taken the position that Section 280E of the IRC precludes cannabis companies from deducting any business expenses other than amounts properly categorized as costs of goods sold. The Company has taken a position that Section 280E of the IRC does not preclude it from deducting ordinary and necessary business expenditures on its tax returns.

Results of Continuing Operations

This section of this Annual Report on Form 10-K generally discusses fiscal year 2024 and 2023 items and year-to-year comparisons between the years ended 2024 and 2023 for continuing operations, except as noted. Refer to Note 23. Discontinued Operations to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional financial information related to our discontinued operations.

For the comparison of fiscal years 2023 and 2022, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2023, filed with the SEC on February 29, 2024, under the subheadings "Year Ended December 31, 2023 Compared to Year Ended December 31, 2022" and "Liquidity and Capital Resources".

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	2024	2023	2024 vs. 2023

Consolidated Statements of Operations Data	(in thousands)		(change in thousands)	% favorable / (unfavorable)
Revenue	$1,186,490	$1,129,193	$57,297	5.1%
Cost of goods sold	470,745	540,565	(69,820)	12.9%
Gross profit	715,745	588,628	127,117	21.6%
Expenses:
Sales and marketing	257,716	240,165	17,551	(7.3)%
General and administrative	252,735	145,997	106,738	(73.1)%
Depreciation and amortization	112,806	109,825	2,981	(2.7)%
Impairments and disposals of long-lived assets, net of (recoveries)	(5,292)	6,664	(11,956)	179.4%
Impairment of goodwill	—	307,590	(307,590)	—%
Total expenses	617,965	810,241	(192,276)	23.7%
Income (loss) from operations	97,780	(221,613)	319,393	144.1%
Other income (expense):
Interest expense, net	(62,193)	(81,569)	19,376	23.8%
Interest income	14,678	6,164	8,514	138.1%
Debt extinguishments, net	—	5,937	(5,937)	—%
Other (expense) income, net	(7,551)	6,544	(14,095)	(215.4)%
Total other expense, net	(55,066)	(62,924)	7,858	12.5%
Income (loss) before provision for income taxes	42,714	(284,537)	327,251	115.0%
Provision for income taxes	197,589	151,358	46,231	(30.5)%
Net loss from continuing operations	(154,875)	(435,895)	281,020	64.5%
Net loss from discontinued operations, net of tax benefit of zero and $4,101, respectively	(5,702)	(97,241)	91,539	94.1%
Net loss	$(160,577)	$(533,136)	$372,559	69.9%

Percentage of Revenue	2024	2023
Cost of goods sold	39.7%	47.9%
Gross profit	60.3%	52.1%
Sales and marketing	21.7%	21.3%
Revenue

Revenue for the year ended December 31, 2024 was $1.19 billion, an increase of $57.3 million, or 5.1%, from $1.13 billion for the year ended December 31, 2023. The increase was primarily driven by a $45.3 million increase in retail revenue and a $12.0 million increase in wholesale and other revenue.

The increase in retail revenue was partially driven by the opening of additional dispensaries and increased productivity in existing dispensaries; the Company operated 225 dispensaries as of December 31, 2024, compared to 192 as of December 31, 2023. Additionally, Maryland became an adult-use market in July 2023 providing a full twelve months of adult-use revenue for 2024 in comparison to 2023.

The increase in wholesale and other revenue was primarily driven by higher wholesale revenue in Maryland with a full year of adult-use sales in 2024 compared to six months of adult-use sales in 2023. Additionally, wholesale revenue in Pennsylvania saw an increase over the comparable period through growth in the wholesale customer base in Pennsylvania in 2024.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the year ended December 31, 2024 was $470.7 million, a decrease of $69.8 million, or 12.9%, from $540.6 million for the year ended December 31, 2023. Cost of goods sold as a percentage of revenue was 39.7% for the year ended December 31, 2024 as compared to 47.9% for the year ended December 31, 2023. Gross profit for the year ended December 31, 2024 was $715.7 million, an increase of $127.1 million, or 21.6%, from $588.6 million for the year ended December 31, 2023. Gross profit as a percentage of revenue was 60.3% for the year ended December 31, 2024 as compared to 52.1% for the year ended December 31, 2023, which was primarily driven by increased revenue and decreased cost of goods sold reflecting year-over-year improvements in at-scale cost efficiencies from our production facilities as well as a disciplined approach to promotional activity in the current year.

Sales and Marketing Expense

Sales and marketing expense for the year ended December 31, 2024 was $257.7 million, an increase of $17.6 million, or 7.3%, from $240.2 million for the year ended December 31, 2023. The increase was primarily driven by 33 new stores, which was partially offset by retail payroll efficiencies. Sales and marketing expense as a percentage of revenue was 21.7% for the year ended December 31, 2024, compared to 21.3% for the year ended December 31, 2023. Even though there was an increase in the number of operating stores, sales and marketing expense as a percentage of revenue remained relatively consistent as a result of retail payroll efficiencies.

General and Administrative Expense

General and administrative expense for the year ended December 31, 2024 was $252.7 million, an increase of $106.7 million or, 73.1%, from $146.0 million for the year ended December 31, 2023. The increase was primarily from legislative campaign contributions totaling $117.5 million for the year ended December 31, 2024 as compared to $20.1 million for the year ended December 31, 2023. The increase from prior year also resulted from increases in compensation-related expenses, including share based compensation expense driven by the timing of award grants and decreased forfeitures, along with increased expenses for information technology upgrades in 2024 compared to 2023.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2024 was $112.8 million, an increase of $3.0 million, or 2.7%, from $109.8 million for the year ended December 31, 2023. The increase was primarily attributable to higher amortization expense driven by investments in internal-use software in 2024.

Impairment and Disposal of Long-lived Assets, Net of (Recoveries)

Impairment and disposal of long-lived assets, net of recoveries for the year ended December 31, 2024 was a gain of $5.3 million compared to a loss of $6.7 million for the year ended December 31, 2023. In 2024 we received insurance recoveries totaling $8.4 million, which was partially offset by asset disposal activities of underperforming assets. In 2023 we had asset disposal activities of underperforming assets.

Impairment of Goodwill

Impairment of goodwill was zero for the year ended December 31, 2024 compared to $307.6 million for the year ended December 31, 2023. Based on the results of the Company's goodwill impairment procedures in the second quarter of 2023, the Company recorded a $307.6 million goodwill impairment for its single reporting unit.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2024 was $62.2 million, a decrease of $19.4 million, or 23.8%, from $81.6 million for the year ended December 31, 2023. The decrease in interest expense primarily resulted from debt retirements in September 2023 and December 2023 of $57.0 million and $130.0 million, respectively. The decrease was partially offset by interest expense on a $25.0 million mortgage note executed in December 2023.

Interest Income

Interest income for the year ended December 31, 2024 was $14.7 million, an increase of $8.5 million, or 138.1%, from $6.2 million for the year ended December 31, 2023. The increase was due to an increase in funds invested in high-yield money market funds and short-term certificates of deposit in 2024.

Debt Extinguishments, Net

Debt extinguishments, net for the year ended December 31, 2024 was zero compared to a net gain totaling $5.9 million for the year ended December 31, 2023. In 2023, the Company repurchased senior secured notes at a 16.5% discount to par which resulted in a $8.2 million gain on extinguishment. This was partially offset by a $2.4 million loss on extinguishment in the fourth quarter of 2023 when we completed an early redemption of two private placement notes, totaling $130.0 million, which represented a redemption price of 100% of the principal amounts outstanding.

Other (Expense) Income, Net

Other expense, net was $7.6 million for the year ended December 31, 2024, a change of $14.1 million from other income, net of $6.5 million for the year ended December 31, 2023. The change was primarily a result of the provision for credit losses recorded on non-operating notes receivable in 2024, compared to gains recognized on sales of non-operating assets and non-recurring settlements in 2023.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2024 was $197.6 million, an increase of $46.2 million, or 30.5%, from $151.4 million for the year ended December 31, 2023. The provision for income taxes as a percentage of gross profit was 27.6% for the year ended December 31, 2024, compared to 25.7% for the year ended December 31, 2023. The increase in tax expense for 2024 was driven by an increase in gross profit for the period, the one-time impact of changing certain state tax filing methods which requires a revaluation of deferred taxes in those states, and an increase in interest expense on uncertain tax positions.

Management’s Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. EBITDA is calculated as net loss before net interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as net loss before net interest expense, interest income, provision for income taxes, and depreciation and amortization, which is then adjusted for items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes as well as contributions to specific initiatives, impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, debt extinguishments, and other income and expense items.

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

Adjusted EBITDA

Adjusted EBITDA was $420.2 million for the year ended December 31, 2024, an increase of $97.9 million, or 30.4%, from $322.3 million for the year ended December 31, 2023. Adjusted EBITDA as a percentage of revenue was 35.4% for the year ended December 31, 2024 as compared to 28.5% for the year ended December 31, 2023. The increase primarily resulted from increased revenue and improved gross profit.

Adjusted EBITDA was $322.3 million for the year ended December 31, 2023, a decrease of $75.9 million, or 19%, from $398.2 million for the year ended December 31, 2022. The decrease was primarily due to increased competition and margin pressure, which was partially offset by efficiencies in payroll costs primarily in our retail locations and streamlining efforts.

The following table presents a reconciliation of net loss attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Year Ended December 31,
	2024	2023	2022

	(in thousands)
Net loss attributable to common shareholders	$(155,105)	$(526,796)	$(246,064)
Add (deduct) impact of:
Interest expense, net	62,193	81,569	73,422
Interest income	(14,678)	(6,164)	(1,631)
Provision for income taxes	197,589	151,358	163,380
Depreciation and amortization	112,806	109,825	116,381
Depreciation included in cost of goods sold	53,564	57,195	46,933
EBITDA (Non-GAAP)	256,369	(133,013)	152,421
Impairment of goodwill	—	307,590	—
Impairments and disposals of long-lived assets, net of (recoveries)	(5,292)	6,664	75,547
Legislative campaign contributions	117,470	20,062	20,000
Acquisition, transaction, and other non-recurring costs	18,228	26,889	67,105
Share-based compensation	20,202	10,575	18,124
Debt extinguishments, net	—	(5,937)	—
Other expense (income), net	7,551	(6,544)	(2,388)
Discontinued operations, net of tax, attributable to common shareholders	5,702	96,048	67,440
Total adjustments	163,861	455,347	245,828
Adjusted EBITDA (Non-GAAP)	$420,230	$322,334	$398,249
Adjusted EBITDA (Non-GAAP) % of Revenue	35.4%	28.5%	32.7%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from operations and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues to support our business growth. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations as well as debt and equity offerings. The Company has generated, and expects to generate, additional cash from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, we may use cash to support cannabis market expansion related initiatives, such as Smart & Safe Florida that we contributed to in 2023 and 2024. Working capital is used principally for personnel expenses as well as costs related to the cultivation, processing and distribution of our products. Our capital expenditures consist primarily of additional cultivation and processing facilities and retail dispensaries, and improvements to existing facilities to support the long-term growth in markets with adult-use catalysts. In 2024, our debt service payments consist primarily of interest payments.

As of December 31, 2024, cash and cash equivalents were $238.8 million and we had $60.4 million invested in certificates of deposit, classified as short-term investments due to their original maturity dates which all matured in January 2025. We believe our existing cash balances and short-term investments will be sufficient to meet our anticipated cash requirements from the date of this Annual Report on Form 10-K through at least the next 12 months. Any additional future requirements will be funded through the following sources of capital:

•Cash from ongoing operations,
•Equity or debt financings.

Cash Flows

The consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the years ended December 31:

	2024	2023

	(in thousands)
Net cash provided by operating activities	$271,484	$201,841
Net cash used in investing activities	(206,615)	(37,470)
Net cash used in financing activities	(33,439)	(175,585)
Net increase (decrease) in cash and cash equivalents	$31,430	$(11,214)

Cash Flows - Operating Activities

Net cash provided by operating activities was $271.5 million for the year ended December 31, 2024, an increase of $69.6 million, compared to $201.8 million in net cash provided by operating activities during the year ended December 31, 2023. The improvement was primarily due to the $127.1 million increase in gross profit driven by higher revenues and improved gross margin as well as the reduction in net tax payments of $99.6 million, primarily related to the impact from the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code (inclusive of $52.0 million in refunds received from amended returns based on this position). This was partially offset by a $97.4 million increase in payments for legislative campaign contributions. Operating cash flows in the comparative period benefited from the $83.3 million decrease in inventories versus the $18.7 million increase for the current period.

Cash Flows - Investing Activities

Net cash used in investing activities was $206.6 million for the year ended December 31, 2024, an increase of $169.1 million, compared to $37.5 million in net cash used in investing activities for the year ended December 31, 2023. The increase primarily reflects the Company's $60.4 million net investment into certificates of deposit as well as higher purchases of property and equipment and internal-use software in 2024 to support the long-term growth of the business. Additionally, there was a decrease in disposal of assets activity in 2024 which resulted in a decrease of $11.4 million in proceeds.

Cash Flows - Financing Activities

Net cash used in financing activities was $33.4 million for the year ended December 31, 2024, a decrease of $142.1 million, compared to $175.6 million in net cash used in financing activities for the year ended December 31, 2023. The decrease is primarily related to $160.8 million in net debt activity compared to the comparable period. This was partially offset by a $12.2 million payment made in 2024 for taxes related to a one-time net share settlement of RSUs for two executive officers as well as a consolidated VIE settlement transaction and the related costs incurred.

Balance Sheet Exposure

As of December 31, 2024 and 2023, 100% of our consolidated balance sheets are exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Annual Report on Form 10-K.

Contractual Obligations

As of December 31, 2024, we had the following contractual obligations to make future payments, representing material contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total

	(in thousands)
Private placement notes	$—	$368,000	$—	$—	$368,000
Notes payable	3,407	12,255	86,301	15,114	117,077
Operating lease liabilities	26,472	53,024	49,110	99,822	228,428
Finance lease liabilities	16,628	32,308	27,521	33,586	110,043
Construction finance liabilities	23,140	48,281	51,077	269,774	392,272
Other	488	976	969	2,102	4,535
Total (1)	$70,135	$514,844	$214,978	$420,398	$1,220,355

(1)Includes liabilities due in relation to our discontinued operations and excludes $445.2 million of uncertain tax position liabilities as we cannot make a reasonably reliable estimate of the period of potential cash settlement with the respective taxing authorities.

For additional information on our commitments for financing arrangements, future lease payments, lease guarantees, uncertain tax position, and other obligations, see Item 8, Note 10. Long-Term Borrowings, Note 11. Leases, Note 12. Construction Finance Liabilities, Note 16. Income Taxes, Note 23. Discontinued Operations, and Note 20. Commitments And Contingencies.

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in conformity with GAAP. In preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3. Summary Of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

In preparation of these financial statements, management applied critical estimates and assumptions while determining net realizable value of inventory, estimating uncertain tax provisions, and performing impairment assessments on long-lived assets and goodwill.

Inventory Valuation

In accordance with GAAP, we value inventory at the lower of cost or net realizable value. Our assessment of net realizable value is a critical accounting estimate due to the emerging and evolving cannabis industry, which makes it subject to significant fluctuations and uncertainty. Inventory valuation adjustments are reflected in cost of goods sold on the consolidated statements of operations.

Management uses available information at a point in time to determine net realizable value. The actual amount received on a sale could differ from the estimated value of inventory. In determining net realizable value, we consider several factors that require judgment, including expected future demand, future market conditions, and future selling prices.

Uncertain Tax Positions

Tax authorities have the ability to review and challenge matters that could be subject to differing interpretations of applicable tax laws and regulations as they relate to the amount, character, timing or inclusion of revenue and expenses or the sustainability of tax attributes. The ultimate resolution of such uncertainties could last several years. The Company utilizes internal and external expertise in interpreting tax laws to support the Company's tax positions and records uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. If management believes the likelihood of a tax position being sustained by a taxing authority is 50% or less, the position is not recognized.

The IRS has taken the position Section 280E of the IRC prevents cannabis companies from deducting any business expenses other than those properly included in cost of goods sold (e.g., costs associated with producing the products or costs of production). The Company has taken a position that Section 280E of the IRC does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As a result, as of December 31, 2024, $412.6 million in uncertain tax positions were recorded for the Company's tax positions.

Impairment Assessments

The Company reviews long-lived assets, including property and equipment, definite life intangible assets, and right-of-use assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors which could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy of the business, a significant decrease in the market value of the assets or significant negative industry or economic trends. In accordance with Accounting Standards Codification ("ASC") 360-10, when evaluating long-lived assets with impairment indicators for potential impairment, we first compare the carrying value of the asset to its estimated undiscounted cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.

Goodwill is allocated at the date the goodwill is initially recorded. We have one operating segment and reporting unit, and evaluate goodwill for impairment as one singular reporting unit. We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The Company applies the guidance in ASC 350 Intangibles - Goodwill and Other which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, trending of the Company's share price and the resulting market capitalization of the Company, and the overall future financial performance of its reporting units and future opportunities in the markets in which they operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

The quantitative impairment test requires judgment, including the identification of reporting units, the assignment of assets, liabilities, and goodwill to reporting units, and the determination of fair value of each reporting unit. The impairment test requires the comparison of the fair value of a reporting unit with the carrying amount, including goodwill. If the Company concludes a quantitative impairment test is required, the Company would review fair value techniques for the most appropriate technique, generally applying the market approach as the Company is publicly traded and has a single reporting unit. Application of the market approach requires the Company to estimate fair value based upon multiples of comparable public companies. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, as well as assessing comparable market multiples in estimating the fair value of the reporting unit. In addition, the Company may utilize control premiums which are obtained from transactions of comparable publicly traded companies to calculate a reasonable control premium. The reporting unit may be at risk of failing the quantitative impairment test if it has a fair value that is not substantially in excess of the carrying amount at the assessment date.

For the Company's 2024 annual impairment test, the Company performed a Step Zero assessment and did not identify any events or changes in circumstances that would indicate the carrying amount of goodwill may be impaired.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Banking Risk

Notwithstanding that a majority of states have legalized medical cannabis, there has been no change in U.S. Federal banking laws related to the deposit and holding of funds derived from activities related to the cannabis industry. Given that U.S. Federal law provides that the production and possession of cannabis is illegal, there is a strong argument that banks cannot accept for deposit funds from businesses involved with the cannabis industry. Consequently, businesses involved in the cannabis industry often have difficulty accessing the U.S. banking system and traditional financing sources. The inability to open bank accounts with certain institutions may make it difficult to operate our Company, its subsidiaries and investee companies, and leaves their cash holdings vulnerable. We have banking relationships in all jurisdictions in which we operate. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions in excess of federally insured limits. Adverse developments affecting financial institutions, including bank failures, could adversely affect our liquidity and financial position.

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

Credit Risk

Management does not believe that the Company has significant credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2024. The Company reviews its trade receivable accounts and notes receivable regularly and reduces amounts to their expected realizable values by adjusting the allowance credit losses when management determines that the account may not be fully collectable. The Company applies ASC 326 Financial Instruments – Credit Losses for the measurement of expected credit losses, which uses an expected loss allowance model for all trade and notes receivables. The Company has adopted standardized credit policies and performs assessments in an effort to minimize those risks.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Our debt exposes us to risk of fluctuations in interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps ("Swaps") as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into one Swap contract during the year ended December 31, 2022, to hedge the floating rate term loans. Changes in market interest rates impact the fair value of our Swap contract, which was a liability totaling $1.0 million as of December 31, 2024. In addition to our private placement notes payable and long-term debt, we also have lease obligations and construction finance liabilities that bare interest. Interest rates on existing leases and construction finance liabilities typically do not change unless there is a modification to an underlying agreement. See Item 7, Liquidity and Capital Resources, and Item 8 of this Annual Report on Form 10-K for additional information.

Concentration Risk

Our operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania. Should economic conditions deteriorate, or competitive pressure intensify within that region, our results of operations and financial position would be negatively impacted. In addition, extreme weather events and natural disasters in areas where operations are concentrated would similarly negatively impact the business.

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

Item 8. Consolidated Financial Statements and Supplementary Data

TRULIEVE CANNABIS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trulieve Cannabis Corp.

Opinion on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Trulieve Cannabis Corp. and its subsidiaries (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the entity’s consolidated financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Inventory

Description of the Matter

As described in Notes 3 and 6 to the consolidated financial statements, as of December 31, 2024, the Company had an inventory balance of $231.4 million that was comprised of raw materials (including cannabis plants, packaging and supplies), work in process, and finished goods. Inventory is valued at the lower of cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal, and transportation for inventories in process. Costs of internally produced inventory are determined using the weighted-average cost method. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving and obsolete inventory is written down to its net realizable value through a charge to cost of goods sold.

We identified the valuation of inventory as a critical audit matter because of the significance of this balance sheet account, the significant assumptions management makes with regards to its valuation of inventory, and the increased extent of effort required in performing our audit procedures to evaluate the reasonableness of management’s assumptions and estimates.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the inventory valuation process. For example, we tested controls over management’s review of the inventory valuation calculations, as well as management’s assumptions and the underlying data used in the calculations.

To test inventory valuation, our procedures included, among others, the following:

•evaluating the appropriateness of the Company’s methodologies, significant assumptions, and underlying data and inputs used in valuing inventory by comparing significant assumptions used by management to historical information, independent calculations, and evidence obtained in other areas of the audit,

•evaluating the appropriateness of the Company’s methodologies, significant assumptions, and underlying data and inputs used by management in their assessment of net realizable value and their estimated reserve for excess, slow moving and obsolete inventory by comparing significant assumptions used by management to historical information, independent calculations, current selling prices and costs, and evidence obtained in other areas of the audit,
•performing observations of the Company’s physical inventory counts, including independent test counts thereon, and
•testing the accuracy of the Company’s calculations and assessing the completeness and accuracy of the underlying data used in the calculations.

Evaluation of Uncertain Tax Positions

Description of the Matter

As described in Notes 3 and 16 to the consolidated financial statements, as of December 31, 2024, the Company had uncertain tax position liabilities of $445.2 million, which consisted primarily of $412.6 million related to the Company's tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E and $32.0 million in accrued interest and penalties. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has a 50% or less likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are recorded in the provision for income taxes on the consolidated statements of operations.

We identified the evaluation of uncertain tax positions as a critical audit matter because the evaluation of whether a tax position is more likely than not to be sustained and the measurement of the benefit of various tax positions can be complex and involves significant auditor judgment. Management’s evaluation of uncertain tax positions is based on interpretations of tax laws and legal rulings, and may be impacted by regulatory changes and judicial and examination activity, including judgments about re-measuring liabilities for positions taken in prior years’ tax returns in light of new information.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process to determine uncertain tax positions. For example, we tested controls over management’s process to assess the technical merits of its uncertain tax positions, including controls over: the assessment as to whether a tax position is more likely than not to be sustained; the measurement of the uncertain tax position, both initially and on an ongoing basis; and the development of the related disclosures.

To test the uncertain tax positions liabilities calculation, our procedures included, among others, the following:

•involving tax professionals in assessing the technical merits of certain of the Company’s tax positions,
•obtaining and examining the Company’s analysis related to tax positions and evaluating the underlying facts upon which the tax positions are based,
•evaluating developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent decisions in relevant court cases,
•analyzing the appropriateness of the Company’s assumptions and the accuracy of the Company’s calculations and assessing the completeness and accuracy of the underlying data used to determine the amount of uncertain tax position liabilities to recognize, and
•evaluating the Company’s income tax disclosures in relation to these matters.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2024.

New York, New York
February 27, 2025

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trulieve Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trulieve Cannabis Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Inventory

As described in Note 6, to the consolidated financial statements, the Company’s consolidated inventory related to cannabis inventory is $213.1 million. As discussed in Note 3, the Company’s inventory consists of raw materials (including cannabis plants and packaging materials), work in process and finished goods and is valued at the lower of cost and net realizable value. Significant inputs and assumptions used in the valuation of inventory (excluding any purchased finished goods) include attrition rates of plants, average yield per plant, cumulative stage of completion in the production process and allocation of cost of goods sold. In addition, the Company records a provision for slow-moving and obsolete inventory, which can involve a high degree of judgment. The Company periodically reviews its inventory and identifies that which is excess, slow moving and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand.

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

Evaluation of Impairment

As described in Note 3 and Note 21 to the consolidated financial statements, the Company tests goodwill for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. During the period ended March 31, 2023, the Company performed an interim quantitative impairment test over its single reporting unit due to a sustained decline in its stock price and its impact on the Company’s market capitalization. The test was based on a weighted average of the income and market approaches. The income approach estimates the fair value of a reporting unit through a discounted cash flow model which estimates future cash flows and future operating performance, which include projected revenue, long-term growth rates, gross margins, capital expenditures, discount rates and the probability of achieving the estimated cash flows. The market approach incorporates comparable public companies and market multiples. As a result of its impairment test, the Company concluded that its goodwill was not impaired as of March 31, 2023. During the period ended June 30, 2023, because of a continued decline in the Company’s stock price, the Company estimated the fair value of its single reporting unit by measuring its market capitalization and a corresponding control premium as a market approach, which was also corroborated by other valuation techniques. The Company concluded that its goodwill was impaired based on its estimate of fair value of its reporting unit being lower than its carrying value and recognized a goodwill impairment charge of $307.6 million as of June 30, 2023.

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

Evaluation of uncertain tax positions

As discussed in Note 3 and Note 16 to the consolidated financial statements, the Company has taken uncertain tax positions based on legal interpretations that challenge its tax liability under Internal Revenue Code Section 280E and inventory costs for tax purposes in its Florida and West Virginia dispensaries. Uncertainty in a tax position may arise because tax laws are subject to interpretation. The Company uses significant judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. As of December 31, 2023, the Company accrued uncertain tax position liabilities of approximately $180.4 million.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2021 to March 2024

West Palm Beach, FL

February 29, 2024, except for Segment Reporting & Reporting Units in Note 3, as to which date is February 27, 2025

TRULIEVE CANNABIS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$238,803	$201,372
Short-term investments	60,393	—
Restricted cash	907	6,607
Accounts receivable, net	8,288	6,703
Inventories	231,371	213,120
Income tax receivable	10,009	—
Prepaid expenses	22,959	17,620
Other current assets	26,209	23,735
Notes receivable - current portion, net	4,750	6,233
Assets associated with discontinued operations	868	1,958
Total current assets	604,557	477,348
Property and equipment, net	716,051	676,352
Right of use assets - operating, net	119,549	95,910
Right of use assets - finance, net	64,379	58,537
Intangible assets, net	859,483	917,191
Goodwill	483,905	483,905
Notes receivable, net	528	7,423
Other assets	19,837	10,379
Long-term assets associated with discontinued operations	1,980	2,010
TOTAL ASSETS	$2,870,269	$2,729,055
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$94,036	$83,162
Deferred revenue	8,028	1,335
Notes payable - current portion	3,407	3,759
Operating lease liabilities - current portion	12,131	10,068
Finance lease liabilities - current portion	9,535	7,637
Construction finance liabilities - current portion	1,919	1,466
Contingencies	6,307	4,433
Liabilities associated with discontinued operations	3,129	2,989
Total current liabilities	138,492	114,849
Long-Term Liabilities:
Private placement notes, net	364,836	363,215
Notes payable, net	111,945	115,855
Operating lease liabilities	117,485	92,235
Finance lease liabilities	67,679	61,676
Construction finance liabilities	135,521	136,659
Deferred tax liabilities	196,545	206,964
Uncertain tax position liabilities	445,221	180,350
Other long-term liabilities	4,954	7,086
Long-term liabilities associated with discontinued operations	38,560	41,553
TOTAL LIABILITIES	$1,621,238	$1,320,442
Commitments and contingencies (see Note 20)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 191,005,940 and 186,235,818 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	$—	$—
Additional paid-in-capital	2,057,032	2,055,112
Accumulated deficit	(795,744)	(640,639)
Non-controlling interest	(12,257)	(5,860)
TOTAL SHAREHOLDERS' EQUITY	1,249,031	1,408,613
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,870,269	$2,729,055

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share data)

	For the Years Ended December 31,
	2024	2023	2022
Revenue	$1,186,490	$1,129,193	$1,218,229
Cost of goods sold	470,745	540,565	529,102
Gross profit	715,745	588,628	689,127
Expenses:
Sales and marketing	257,716	240,165	277,563
General and administrative	252,735	145,997	169,471
Depreciation and amortization	112,806	109,825	116,381
Impairment and disposal of long-lived assets, net of (recoveries)	(5,292)	6,664	75,547
Impairment of goodwill	—	307,590	—
Total expenses	617,965	810,241	638,962
Income (loss) from operations	97,780	(221,613)	50,165
Other income (expense):
Interest expense, net	(62,193)	(81,569)	(73,422)
Interest income	14,678	6,164	1,631
Debt extinguishments, net	—	5,937	—
Other (expense) income, net	(7,551)	6,544	2,388
Total other expense, net	(55,066)	(62,924)	(69,403)
Income (loss) before provision for income taxes	42,714	(284,537)	(19,238)
Provision for income taxes	197,589	151,358	163,380
Net loss from continuing operations	(154,875)	(435,895)	(182,618)
Net loss from discontinued operations, net of tax benefit of zero, $4,101, and $12,223 respectively	(5,702)	(97,241)	(70,109)
Net loss	(160,577)	(533,136)	(252,727)
Less: net loss attributable to non-controlling interest from continuing operations	(5,472)	(5,147)	(3,994)
Less: net loss attributable to non-controlling interest from discontinued operations	—	(1,193)	(2,669)
Net loss attributable to common shareholders	$(155,105)	$(526,796)	$(246,064)

Earnings Per Share (see numerator reconciliation below)
Net loss per share - Continuing operations:
Basic and diluted	$(0.79)	$(2.28)	$(0.95)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.03)	$(0.51)	$(0.36)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	189,992,663	188,974,176	187,995,317

EPS Numerator Reconciliation (see Note 15)
Net loss attributable to common shareholders (from above)	$(155,105)	$(526,796)	$(246,064)
Net loss from discontinued operations, net of tax, attributable to common shareholders	5,702	96,048	67,440
Net loss from continuing operations available to common shareholders	$(149,403)	$(430,748)	$(178,624)
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except for share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Earnings (Deficit)	Non- Controlling Interest	Total Shareholders' Equity
Balance, December 31, 2021	51,916,999	128,587,173	180,504,172	$2,008,100	$137,721	$1,552	$2,147,373
Share-based compensation	—	—	—	18,124	—	—	18,124
Shares issued for cash - warrant exercises	—	1,428,262	1,428,262	19,238	—	—	19,238
Subordinate Voting Shares issued under share compensation plans	—	239,828	239,828	156	—	—	156
Tax withholding related to net share settlements of equity awards	—	(47,801)	(47,801)	(615)	—	—	(615)
Conversion of Multiple Voting Shares to Subordinate Voting Shares	(25,690,613)	25,690,613	—	—	—	—	—
Shares issued for PurePenn, LLC, Pioneer Leasing & Consulting LLC, and Solevo Wellness West Virginia, LLC earnout	—	3,626,295	3,626,295	—	—	—	—
Release of escrow shares	—	236,756	236,756	—	—	—	—
Distribution payable for acquisition of variable interest entity	—	—	—	—	(5,500)	—	(5,500)
Distribution	—	—	—	—	—	(50)	(50)
Divestment of variable interest entity	—	—	—	—	—	110	110
Measurement period adjustment - Harvest Health & Recreation, Inc.	—	—	—	—	—	1,595	1,595
Net loss	—	—	—	—	(246,064)	(6,663)	(252,727)
Balance, December 31, 2022	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	10,575	—	—	10,575
Subordinate Voting Shares issued under share compensation plans	—	334,611	334,611	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(86,305)	(86,305)	(466)	—	—	(466)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(50)	(50)
Consideration for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Deconsolidation of variable interest entity	—	—	—	(1,643)	—	3,862	2,219
Divestment of variable interest entity	—	—	—	—	—	124	124
Net loss	—	—	—	—	(526,796)	(6,340)	(533,136)
Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	20,202	—	—	20,202
Subordinate Voting Shares issued under share compensation plans	—	4,471,472	4,471,472	210	—	—	210
Tax withholding related to net share settlements of equity awards	—	(1,488,722)	(1,488,722)	(14,751)	—	—	(14,751)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemed non-controlling interest, former mezzanine equity	—	—	—	(1,504)	—	2,600	1,096
Subordinate Voting Shares issued pursuant to full redemption of non-controlling interests	—	1,787,372	1,787,372	1,904	—	—	1,904
Consolidated VIE settlement transaction	—	—	—	(4,141)	—	(2,444)	(6,585)
Net loss	—	—	—	—	(155,105)	(5,472)	(160,577)
Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2024	2023		2022
Cash flows from operating activities
Net loss	$(160,577)	$(533,136)		$(252,727)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	112,805	110,820		121,776
Depreciation included in cost of goods sold	53,564	59,837		52,541
Debt extinguishments, net	—	(5,937)		—
Impairment and disposal of long-lived assets, net of (recoveries)	(5,292)	6,664		75,547
Impairment of goodwill	—	307,590		—
Amortization of operating lease right of use assets	11,519	10,333		11,252
Share-based compensation	20,202	10,575		18,124
Allowance for credit losses	5,763	2,750		3,617
Deferred income taxes	(10,374)	(17,173)		(27,174)
Loss from disposal of discontinued operations	—	69,481		49,130
Other non-cash changes	943	6,472		3,720
Changes in operating assets and liabilities:
Inventories	(18,735)	83,304		(83,430)
Accounts receivable	741	(1,712)		(4,206)
Prepaid expenses and other current assets	(6,136)	6,751		5,264
Other assets	(2,927)	2,954		2,388
Accounts payable and accrued liabilities	7,210	1,635		(819)
Income tax receivable / payable	(8,502)	(48,822)		19,756
Other liabilities	1,874	(13,807)		21,649
Operating lease liabilities	(7,989)	(9,172)		(10,002)
Deferred revenue	6,691	(8,232)		2,370
Uncertain tax position liabilities	264,871	160,891		12,794
Other long-term liabilities	(2,215)	(225)		1,526
Proceeds received from insurance for operating expenses	8,048	—		—
Net cash provided by operating activities	271,484	201,841		23,096
Cash flows from investing activities
Purchases of property and equipment	(121,520)	(40,385)		(164,749)
Purchases of property and equipment related to construction finance liabilities	—	—		(13,247)
Capitalized interest	(1,081)	148		(4,732)
Payments made for issuance of note receivable	—	(750)		—
Purchases of internal use software	(25,063)	(10,615)		(9,214)
Purchases of short-term investments	(80,000)	—		—
Maturities of short-term investments	20,000	—		—
Cash paid for licenses	(7,000)	(4,640)		(1,855)
Payment for initial direct costs on finance leases	(647)	—		—
Proceeds from notes receivable repayments	1,663	903		1,472
Proceeds received from insurance recoveries on property and equipment	527	—		—
Proceeds from disposal activities	6,506	17,869	—	5,049
Acquisitions, net of cash	—	—		(27,781)
Net cash used in investing activities	(206,615)	(37,470)		(215,057)
Cash flows from financing activities
Payments for taxes related to net share settlement of equity awards	(14,751)	(466)		(615)
Payments on finance lease obligations	(7,593)	(7,588)		(7,361)
Payments on notes payable	(4,678)	(11,780)		(2,928)
Payments on construction finance liabilities	(3,469)	(2,050)		(1,161)
Payments and costs related to consolidated VIE settlement transaction	(5,077)	—		—
Distributions to subsidiary non-controlling interest	(1,081)	(50)		(50)
Payments on private placement notes	—	(177,595)		(1,874)
Payments for debt issuance costs	—	(774)		(832)
Proceeds from non-controlling interest holders' subscription	3,000	—		—
Proceeds from equity exercises	210	—		19,394
Proceeds from construction finance liabilities	—	—		7,047
Proceeds from notes payable, net of discounts	—	24,718		90,541
Proceeds from private placement notes, net of discounts	—	—		75,635
Net cash (used in) provided by financing activities	(33,439)	(175,585)		177,796
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,430	(11,214)		(14,165)
Cash, cash equivalents, and restricted cash, beginning of period	207,979	213,792		229,644
Cash and cash equivalents of discontinued operations, beginning of period	301	5,702		4,015
Less: cash and cash equivalents of discontinued operations, end of period	—	(301)		(5,702)
Cash, cash equivalents, and restricted cash, end of period	$239,710	$207,979		$213,792

The consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
Supplemental disclosure of cash flow information	2024	2023	2022
Cash paid during the period for
Interest	$65,411	$81,209	$76,142
Income taxes paid, net of (refunds)	(48,406)	52,644	146,672
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$51,517	$14,323	$41,141
Purchases of property and equipment in accounts payable and accrued liabilities	5,337	2,778	3,924
Reclassification of assets to held for sale	10,568	18,408	—
Redeemed non-controlling interest, former mezzanine equity	2,600	—	—
Redemptions of non-controlling interest	2,071	—	—
Noncash partial extinguishment of construction finance liability	—	18,486	—
Acquisition fair value adjustments	—	—	1,595
Acquisition of variable interest entity with note payable	—	—	5,500
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows for the periods presented:

	For the Years Ended December 31,
	2024	2023	2022
Beginning of year:
Cash and cash equivalents (1)	$201,372	$207,185	$226,631
Restricted cash	6,607	6,607	3,013
Cash, cash equivalents and restricted cash	$207,979	$213,792	$229,644
End of year:
Cash and cash equivalents (2)	$238,803	$201,372	$207,185
Restricted cash	907	6,607	6,607
Cash, cash equivalents and restricted cash	$239,710	$207,979	$213,792

(1)Excludes cash associated with discontinued operations totaling $0.3 million, $5.7 million, and $4.0 million as of December 31, 2024, 2023, and 2022, respectively.
(2)Excludes cash associated with discontinued operations totaling zero, $0.3 million, and $5.7 million as of December 31, 2024, 2023, and 2022, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve", the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of December 31, 2024, held and operated under licenses in Arizona, Colorado, Connecticut, Florida, Georgia, Maryland, Ohio, Pennsylvania, and West Virginia, to cultivate, produce, distribute, and sell medicinal-use cannabis products, and with respect to Arizona, Colorado, Connecticut, Maryland, and Ohio, adult-use cannabis products. The Company's operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania.

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

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The consolidated financial statements were prepared in accordance with GAAP and include the assets, liabilities, revenue, and expenses of all consolidated subsidiaries and variable interest entities for which the Company has determined it is the primary beneficiary. Outside shareholders' interests in subsidiaries are shown on the consolidated financial statements as non-controlling interests. Intercompany balances and transactions are eliminated in consolidation.

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

The Company regularly reviews and reconsiders previous conclusions regarding whether it is the primary beneficiary of a VIE in accordance with the FASB ASC 810. The Company also reviews and reconsiders previous conclusions regarding whether the Company holds a variable interest in a potential VIE, the status of an entity as a VIE, and whether the Company is required to consolidate such VIE in the consolidated financial statements when a change occurs. When the Company consolidates an entity that is not wholly-owned, the Company reports the minority interests in the entity as non-controlling interests in the equity section of the consolidated balance sheets. The Company has included the non-controlling interest in earnings of the entities within the consolidated statements of operations and deducted the same amount to derive net loss attributable to the Company.

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

Discontinued Operations

In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company exited operations in Nevada. Both actions represented a strategic shift in business; therefore, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations on the consolidated balance sheets and the results of the discontinued operations have been presented as discontinued operations within the consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 23. Discontinued Operations.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash, Cash Equivalents, and Short-Term Investments

The Company’s cash and cash equivalents, primarily consists of bank deposits, cash on hand, and money market funds. The Company considers cash deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash deposits in financial institutions plus cash held at retail locations. Cash held in money market investments are recorded at fair value. Cash held in financial institutions and cash held at retail locations have carrying values that approximate fair value.

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

Accounts Receivable and Notes Receivable

The Company has adopted standardized credit policies and performs assessments in an effort to minimize credit losses. Accounts receivable and notes receivable are recorded at their net realizable value, which is management’s best estimate of the cash that will ultimately be received from customers and third parties, respectively. The Company reviews the balances regularly and when management determines they may not be fully collectible, the balances are reduced to their expected net realizable value using an expected credit loss allowance model in accordance with ASC 326 Financial Instruments – Credit Losses.

The allowance for expected credit losses is based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. The provision for credit losses on accounts receivable and notes receivable is recorded in sales and marketing expense and other (expense) income, net, respectively, on the consolidated statements of operations. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible.

Inventories

Inventories are comprised of raw materials (including cannabis plants, packaging and supplies), work in process, and finished goods. Inventory is valued at the lower of cost and net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal, and transportation for inventories in process. Costs of internally produced inventory are determined using the weighted-average cost method.

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

Property and Equipment

Property and equipment are measured at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the following estimated useful lives:

Asset Type	Estimated Useful Life
Land	Not depreciated
Land improvements	20 to 30 years
Buildings & improvements	7 to 40 years
Furniture & equipment	3 to 10 years
Vehicles	3 to 5 years
Construction in progress	Not depreciated
Leasehold improvements	The lessor of the life of the lease or the estimated useful life of the asset

The Company capitalizes interest on debt financing invested in projects under construction. Upon the asset becoming available for use, capitalized interest costs, as a portion of the total cost of the asset, are depreciated over the estimated useful life of the related asset. Construction in progress is transferred when available for use and depreciation of the assets commences at that point.

Intangible Assets

Intangible assets are recorded at cost, less accumulated amortization and impairment losses, if any. Intangible assets acquired in business combinations are measured at fair value at the acquisition date. The estimated useful lives, residual values, and amortization methods are reviewed at each year-end, and any changes in estimates are accounted for prospectively. Intangible assets are amortized using the straight-line method over their estimated useful lives with no estimated residual values. Any renewal costs for licenses are expensed as incurred.

Internal-Use Software

The Company capitalizes certain costs in connection with obtaining or developing software for internal use. Further, the Company capitalizes qualifying costs incurred for upgrades and enhancements that result in additional functionality or extend the assets useful life. Amortization of such costs commences when the project is substantially completed and ready for its intended use. Capitalized software development costs are classified as intangible assets, net on the consolidated balance sheets. Intangible assets are amortized using the straight-line method over their estimated useful lives.

Held for Sale Assets

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

Leases

The Company enters into leases in the normal course of business, primarily for retail space, production facilities, corporate offices, and equipment used in the production and sale of its products. Lease terms for real estate generally range from five to ten years. Most leases include options to renew for varying terms at the Company’s sole discretion. Other leased assets include passenger vehicles, trucks, and equipment. Lease terms for these assets generally range from three to five years. At the inception of a contract, the Company assesses whether a contract is, or contains, a lease. A contract is, or contains, a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company's accounting policy is to not recognize right-of-use assets and lease liabilities for leases with a lease term of 12 months or less. Instead lease payments for these leases are recognized as lease expense on a straight-line basis over the lease term.

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

Lease agreements for some locations provide for rent escalations and renewal options. Certain real estate leases require payment for taxes, insurance and maintenance which are considered non-lease components. The Company accounts for real estate leases and the related fixed non-lease components together as a single component. The Company has lease agreements that contain both lease and non-lease components. For lease agreements entered into or reassessed after the adoption of ASC 842, Leases, the Company elected to combine lease and non-lease components for all classes of assets.

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

Failed Sales-Leasebacks (Construction Finance Liabilities)

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2024	2023

	(in thousands)
Trade accounts payable	$20,227	$28,245
Nontrade accrued liabilities (1)	28,389	23,829
Accrued compensation and benefits	24,986	18,113
Non income taxes payable	11,863	7,061
Other	8,571	5,914
Total accounts payable and accrued liabilities	$94,036	$83,162

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

In computing diluted earnings per share, common share equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common share equivalents would be anti-dilutive. See Note 15. Earnings Per Share.

Revenue Recognition

The Company generates revenue from the sale of cannabis and cannabis related products. Revenue is recognized in accordance with ASC 606 Revenue from Contracts with Customers. Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the transaction price consideration that the Company expects to receive in exchange for those goods or services. Our revenue excludes sales, use, and excise-based taxes collected and is reported net of sale discounts. Revenue associated with any unsatisfied performance obligation is deferred until the obligation is satisfied (i.e., when control of a product is transferred to the customer).

Revenues are primarily derived from retail and wholesale sales, which are recognized when control of the goods has transferred to the customer and collectability is reasonably assured. This is generally when goods have been delivered, which is also when the performance obligation has been fulfilled under the terms of the related sales contract.

Revenue from retail sales of cannabis to customers for a fixed price is recognized when the Company transfers control of the goods to the customer at the point of sale and the customer has accepted and paid for the goods. Revenue from the wholesale of cannabis to customers is recognized upon delivery to the customer. Payment is typically due upon transferring the goods to the customer or within a specified time period permitted under the Company’s credit policy. See Note 19. Revenue Disaggregation.

Deferred Revenue

Deferred revenue primarily consists of the liability related to the Company's customer rewards program which is a standardized program that serves all markets. The program features fully stackable points which can be redeemed by the customer across all the Company's brands and markets. A portion of revenue generated in a sale is recorded to deferred revenue based on estimated redemptions prior to expiration. The liability related to the Company's customer rewards program was $7.5 million and $0.8 million as of December 31, 2024 and 2023, respectively.

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

The IRS has taken the position that IRC section 280E prevents cannabis companies from deducting any business expenses other than those included in the cost of goods sold. The Company has taken a position that Section 280E of the IRC does not preclude it from deducting ordinary and necessary business expenses on its tax returns.

Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has a 50% or less likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are recorded in provision for income taxes on the consolidated statements of operations.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses on the accompanying consolidated statements of operations and totaled $22.9 million, $12.1 million, and $8.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Share Based Compensation

The company awards stock options and restricted stock units ("RSUs") to board members, officers, and certain management employees of the Company. All share-based payments are measured using a fair-value based method. The Company accounts for forfeitures as they occur. Share based compensation costs are recognized in the consolidated statements of operations using the graded-vesting method over the award term.

Stock Options

The fair value of stock options is estimated using the Black-Scholes option pricing model. Assumptions used in the model include:
•Expected term - the expected term represents the period of time in years that options granted are expected to be outstanding and is computed using the simplified method as the Company has insufficient historical information regarding its stock options to provide a basis for an estimate.
•Expected volatility - the Company estimates expected volatility using the historical volatility of the Company. In cases where there is insufficient trading history, the expected volatility is estimated using the historical volatility of other companies that the Company considers comparable that have trading and volatility history prior to the Company becoming public.
•Expected annual rate of dividends - is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.
•Risk free annual interest rate - based on the United States bond yield rate at the time of grant using the expected term of the award.

Restricted Stock Units

Restricted Stock Units ("RSUs") represent a right to receive a single Subordinate Voting Share that is both non-transferable and forfeitable unless and until certain conditions are satisfied. The fair value of RSUs is determined by the fair market value of the Company's common stock on the grant date.

Business Combinations and Goodwill

The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations, which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition.

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

In accordance with ASC 360, when evaluating long-lived assets with impairment indicators for potential impairment, the Company first compares the carrying value of the asset to its estimated undiscounted cash flows. If the sum of the estimated undiscounted cash flows is less than the carrying value of the asset, an impairment loss is calculated. The impairment loss calculation compares the carrying value of the asset to its estimated fair value, which is typically based on estimated discounted future cash flows. The Company recognizes an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value.

In 2024, the Company did not identify any events or changes in circumstances providing indication of impairment.

Segment Reporting & Reporting Units

Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which consists of cultivation, production, and sale of cannabis products, either for medicinal-use and/or adult-use, depending on applicable state laws and regulations. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. The CODM may use disaggregated revenue metrics to evaluate product pricing, store count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are cost of goods sold, sales and marketing expenses, and general and administrative expenses as presented on the consolidated statements of operations.

Management further determined that, based on their economic similarities, the Company’s operating subsidiaries, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC 350 Intangibles - Goodwill and Other. These legal entities represent acquisitions that occurred over time pursuant to the Company’s strategic growth strategy.

Goodwill & Goodwill Impairment Assessment

Goodwill represents the excess of the cost of an acquisition over the fair value of the net identifiable assets acquired. Goodwill is tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount of goodwill may be impaired. Examples of such events and circumstances that the company considers include the following:
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

In order to determine that the value of goodwill may have been impaired, the Company applies the guidance in ASC 350 Intangibles - Goodwill and Other, which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. The Company performs the Step Zero assessment to determine that it was more-likely-than-not if the reporting unit’s carrying value is less than the fair value, indicating the potential for goodwill impairment. A number of factors, including historical results, business plans, forecasts, market data, and a reasonable control premium are used to determine the fair value of the reporting unit. Changes in the conditions for these judgments and estimates can significantly affect the assessed value of goodwill.

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

For the Company's 2024 annual impairment test, the Company performed a Step Zero assessment reviewing the factors listed above, including but not limited to historical results, business plans, forecasts, market data, and a reasonable control premium.

In 2024, the Company did not identify any events or changes in circumstances that would indicate the carrying amount of goodwill may be impaired.

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

Recently Adopted Accounting Pronouncements

ASU 2023-07 In November 2023, FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of the measure of profit or loss that the Company's CODM uses to assess segment performance and make decisions about resource allocation. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this ASU as of December 31, 2024 resulting in additional disclosures. Refer to the "Segment Reporting & Reporting Units" section above in this Note 3. Summary Of Significant Accounting Policies.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by FASB did not or are not believed by management to have a material effect on the Company’s present or future financial statements or disclosures.

ASU 2024-03 In November 2024, FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires disaggregated information about certain income statement expense line items on an annual and interim basis. This guidance will be effective for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The new standard permits early adoption and can be applied prospectively or retrospectively. We are evaluating the effect that this guidance will have on our consolidated financial statements and related disclosures.

ASU 2023-09 In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective on a prospective basis for annual periods beginning after December 15, 2024. The Company plans to adopt the guidance and include the required enhanced disclosures in its consolidated financial statements beginning in the year ending December 31, 2025.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as of December 31:

	2024	2023

	(in thousands)
Trade receivables	$10,779	$10,420
Less: allowance for credit losses	(2,491)	(3,717)
Accounts receivable, net	$8,288	$6,703

The following table presents the changes in allowance for credit losses on accounts receivable for the years ended December 31:

	2024	2023	2022

	(in thousands)
Balance, beginning of year	$(3,717)	$(2,016)	$(259)
Charged to costs and expenses	461	(1,701)	(1,757)
Write-offs	765	—	—
Balance, end of year	$(2,491)	$(3,717)	$(2,016)

NOTE 5. NOTES RECEIVABLE

The Company's notes receivable are secured by certain assets with maturities ranging from July 2025 to September 2032 and consisted of the following as of December 31:

	2024	2023

	(in thousands)
Total notes receivable	$12,494	$13,701
Less: discount on notes receivable	—	(45)
Less: allowance for credit losses	(7,216)	—
Less: current portion of notes receivable	(4,750)	(6,233)
Notes receivable, net	$528	$7,423

Weighted-average effective interest rate	8.07%	8.05%

During the years ended December 31, 2024, 2023, and 2022, the Company recorded interest income on its notes receivable of $1.2 million, $1.2 million, and $1.3 million, respectively, to interest income on the consolidated statements of operations.

The Company recorded a provision for credit losses of $7.2 million, zero, and zero for the years ended December 31, 2024, 2023, and 2022, respectively, to other (expense) income, net on the consolidated statements of operations. There was no other allowance for credit losses activity during the years ended December 31, 2024, 2023, and 2022.

NOTE 6. INVENTORIES

Inventories are comprised of the following as of December 31:

	2024	2023

	(in thousands)
Raw materials
Cannabis plants	$20,986	$21,429
Packaging and supplies	30,208	36,472
Total raw materials	51,194	57,901
Work in process	125,168	104,428
Finished goods - unmedicated	6,354	6,516
Finished goods - medicated	48,655	44,275
Total inventories	$231,371	$213,120

NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of December 31:

	2024	2023

	(in thousands)

Land	$23,155	$26,699
Buildings and improvements	573,477	528,173
Furniture and equipment	301,636	292,128
Vehicles	712	814
Construction in progress	88,109	28,023
Total property and equipment, gross	987,089	875,837
Less: accumulated depreciation	(271,038)	(199,485)
Total property and equipment, net	$716,051	$676,352

The Company incurred the following related to property and equipment for the years ended December 31:

	Location on the consolidated statements of operations	2024	2023	2022

		(in thousands)
Capitalized interest	Interest expense	$1,081	$(148)	$4,728
Depreciation expense	Cost of goods sold	51,436	55,114	44,383
Depreciation expense	Depreciation and amortization	22,305	21,004	26,216
Loss on impairment and disposals, net	Impairment and disposal of long-lived assets, net of (recoveries)	577	7,781	55,149

NOTE 8. INTANGIBLE ASSETS & GOODWILL

Intangible Assets

The Company's definite-lived intangible assets consisted of the following as of December 31:

	2024				2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

		(in thousands)
Licenses	15.0	$1,045,870	$228,614	$817,256	$1,046,544	$159,084	$887,460
Trademarks	3.5	27,430	22,215	5,215	27,430	17,609	9,821
Internal use software	4.5	51,821	15,109	36,712	26,947	7,520	19,427
Tradenames	4.2	4,861	4,561	300	4,861	4,461	400
Customer relationships	2.1	3,535	3,535	—	3,535	3,452	83
Total Intangible Assets	14.2	$1,133,517	$274,034	$859,483	$1,109,317	$192,126	$917,191

Amortization expense for intangible assets totaled $82.2 million, $80.4 million, and $81.7 million for the years ended December 31, 2024, 2023, and 2022, respectively, and recorded in depreciation and amortization on the consolidated statements of operations.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2024:

Estimated Amortization
Year	(in thousands)
2025	$82,862
2026	79,732
2027	77,397
2028	76,230
2029	74,220
Thereafter	469,042
Total	$859,483

Goodwill

The following table outlines the changes in the carrying value of goodwill, December 31:

	2024	2023

	(in thousands)
Balance, beginning of year	$483,905	$791,495
Impairment (1) (2)	—	(307,590)
Balance, end of year	$483,905	$483,905

(1)For the 2024 impairment assessment, refer to Note 3. Summary Of Significant Accounting Policies.
(2)In June 2023, based on the results of the Company's impairment procedures, the Company recorded an impairment for its single reporting unit. Refer to Note 21. Financial Instruments & Fair Value Measurements for further information about the impairment.

NOTE 9. HELD FOR SALE ASSETS

Held for sale assets primarily consists of property and are recorded in other current assets on the consolidated balance sheets. The following table outlines the changes in held for sales assets, December 31:

	2024	2023

	(in thousands)
Balance, beginning of year	$15,580	$14,521
Assets moved to held for sale	10,568	18,694
Non-cash settlement	—	(2,481)
Impairments	(1,207)	(2,810)
Assets sold	(6,612)	(12,344)
Balance, end of year	$18,329	$15,580

NOTE 10. LONG-TERM BORROWINGS

Private Placement Notes

On October 6, 2021, the Company closed its private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche One") for aggregate gross proceeds of $350.0 million and net proceeds of $342.6 million. The Company used a portion of the net proceeds to repay certain outstanding acquired indebtedness and used the remaining net proceeds for capital expenditures and other general corporate purposes. On January 28, 2022, the Company closed on a second tranche private placement of 8% Senior Secured Notes (the "2026 Notes - Tranche Two") for aggregate gross proceeds of $76.9 million and net proceeds of $75.6 million. The Company used the net proceeds for capital expenditures and other general corporate purposes. The notes may be redeemed in whole or in part, at the Company's option. Repayment before October 6, 2025 would incur a 2% prepayment penalty, subsequent to that date there is no prepayment penalty. These notes are collectively referred to as the "2026 Notes".

Private placement notes payable consisted of the following as of December 31:

	2024	2023	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(3,164)	(4,785)
Less: current portion of private placement notes, net	—	—
Private placement notes, net	$364,836	$363,215

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

Interest expense incurred on private placement notes is recorded to interest expense, net on the consolidated statements of operations and was $31.1 million, $49.7 million, and $52.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Debt Extinguishments
In 2023, the Company made an open market repurchase of its private placement notes, "2026 Notes - Tranche One", that resulted in the extinguishment of $57.0 million in principal at a discount of 16.5%. Cash consideration paid to repurchase the principal amount outstanding, excluding accrued interest, totaled $47.6 million, and the Company recognized a gain of $8.2 million on the extinguishment of debt.

In 2023, the Company completed two full early redemptions of private placement notes with a cash payment of $130.0 million, excluding accrued interest, which represented a redemption price of 100% of the principal amounts outstanding for both notes. The Company recorded a loss on debt extinguishment of $2.4 million representing the difference between the reacquisition price and the net carrying amount of the debt as of extinguishment.

Notes Payable
Notes payable consisted of the following as of December 31:

	2024	2023	Stated Interest Rate		Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable
Notes dated December 21, 2022 (3)	$68,377	$70,046	(3)	(2)	7.87%	1/1/2028
Notes dated December 22, 2023 (4)	24,468	25,000	8.31%	(2)	8.48%	12/22/2028
Notes dated December 22, 2022 (5)	18,012	18,470	7.30%	(2)	7.38%	12/22/2032
Notes dated October 1, 2021 (6)	5,193	5,645	8.14%	(2)	8.29%	11/1/2027
Total mortgage notes payable	116,050	119,161
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (7)	1,027	1,707	(6)	(2)	(6)	(6)
Note of consolidated variable-interest entity dated February 1, 2022	—	885
Total promissory notes payable	1,027	2,592
Total notes payable (1)	117,077	121,753
Less: debt discount	(1,725)	(2,139)
Less: current portion of notes payable	(3,407)	(3,759)
Notes payable, net	$111,945	$115,855

(1) Notes payable are subordinated to the private placement notes.
(2) Interest payments are due monthly.
(3) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 21. Financial Instruments & Fair Value Measurements for further details. These promissory notes are pledged by all of the assets at that location and contain customary restrictive covenants pertaining to the Company's management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commenced on September 30, 2023 with semi-annual measurement, except for certain covenants which were measured starting as of December 31, 2022. In May 2023, the Company amended the terms of the agreement with respect to the covenant requirements, excluding balloon payments from certain covenant calculations.

(4) This mortgage note payable is pledged by all of the assets at this location and contains customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commenced on June 30, 2024 with quarterly or semi-annual measurement, except for certain covenants which were measured starting as of December 31, 2023.

(5) The stated interest rate on the mortgage note payable is in effect until December 21, 2027 and thereafter, interest will accrue at a rate equal to the five-year treasury rate in effect as of December 12, 2027 plus 3.50%. The promissory note is pledged by the real estate asset at this location and contains customary restrictive covenants pertaining to the Company's operations, including, among other things, limitations on the amount of debt and subsidiary debt that may be incurred and the ability to pledge assets, as well as financial covenant requirements, among other things, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, covenant to liquidity and debt principal test, and a global debt service coverage ratio.

(6) On November 15, 2022, the Company closed on the refinancing of the mortgage notes payable dated October 1, 2021 to extend the maturity date by five-year and fix the interest rate at 8.14%. The mortgage note payable is pledged by the personal property and real estate assets at this location.

(7) Seven promissory notes were acquired during the year ended December 31, 2021. Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.37% as of December 31, 2024. Maturity dates range from April 27, 2026 to October 24, 2026.

Interest expense incurred on notes payable is recorded to interest expense, net on the consolidated statements of operations and was $9.7 million, $8.4 million, and $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Financial and Other Covenants

As noted above, certain long-term borrowing agreements contain various operating and financial covenants and as of December 31, 2024, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement notes and notes payable outstanding as of December 31, 2024 are as follows:

	Private Placement Notes	Notes Payable	Total Maturities

Year	(in thousands)
2025	$—	$3,407	$3,407
2026	368,000	4,655	372,655
2027	—	7,600	7,600
2028	—	85,633	85,633
2029	—	668	668
Thereafter	—	15,114	15,114
Total	$368,000	$117,077	$485,077

NOTE 11. LEASES

The following table presents the components of lease costs for the years ended December 31:

	Location on the consolidated statements of operations	2024	2023	2022

		(in thousands)
Operating lease cost	Cost of goods sold, sales and marketing, general and administrative	$23,346	$20,291	$20,428
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold, Depreciation and amortization	10,395	10,357	10,935
Interest on lease obligations	Interest expense	6,765	6,449	6,549
Variable lease cost	Cost of goods sold, sales and marketing, general and administrative	10,700	9,766	7,887
Short-term lease expense	Cost of goods sold, sales and marketing, general and administrative	83	406	751
Total lease cost (1)		$51,289	$47,269	$46,550

(1) Total lease cost recorded in cost of goods sold on the consolidated statements of operations was $3.5 million, $3.2 million, and $4.0 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The following table presents supplemental cash flow information related to operating and finance leases for the years ended December 31:

	2024	2023	2022

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$19,684	$19,283	$21,092
Operating cash flows from finance leases	6,765	6,483	6,542
Financing cash flows from finance leases	7,300	7,213	7,042
Non-cash activity related to lease liabilities
Operating leases	$35,664	$14,016	$19,920
Finance leases	16,906	1,021	25,909

The following table presents supplemental balance sheet information related to operating and finance leases as of December 31:

	2024	2023

Weighted average remaining lease term
Operating leases	8.0 years	7.0 years
Finance leases	7.0 years	7.2 years
Weighted average discount rate
Operating leases	10.7%	8.3%
Finance leases	9.6%	9.0%

Future minimum lease payments under the Company's non-cancellable leases as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases	Total Leases

Year	(in thousands)
2025	$24,674	$16,119	$40,793
2026	24,824	16,026	40,850
2027	24,419	15,429	39,848
2028	23,804	14,013	37,817
2029	21,331	12,719	34,050
Thereafter	78,307	33,133	111,440
Total undiscounted lease liabilities	197,359	107,439	304,798
Less: Interest	(67,743)	(30,225)	(97,968)
Total present value of minimum lease payments	129,616	77,214	206,830
Lease liabilities - current portion	(12,131)	(9,535)	(21,666)
Lease liabilities	$117,485	$67,679	$185,164

The Company recorded a loss on disposal of right of use assets of $0.5 million, $5.7 million, and $17.8 million, for the years ended December 31, 2024, 2023 and 2022, respectively, resulting from the repositioning of assets, which were recorded in impairment and disposal of long-lived assets, net of (recoveries) on the consolidated statements of operations.

Lease Guarantees

In 2023, the Company terminated a retail lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same properties with the Company becoming secondarily liable. Nonperformance by the new tenant results in the Company becoming obligated to fulfill the lease conditions. If the new tenant defaults on the lease obligations the Company becomes responsible for payment. As of December 31, 2024, the Company's remaining guarantor term is for 5.0 years and the resulting maximum exposure includes $4.5 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements.

In 2023, the Company determined it was no longer the primary beneficiary of one of its variable interest entities resulting in the Company deconsolidating this variable interest entity in 2023, which included termination of the business relationship and deconsolidation of two retail leases. The Company became secondarily liable for the deconsolidated retail leases due to the Company being guarantor for these two cannabis dispensary leases. Under both leases, nonperformance by the tenant results in the Company becoming obligated to fulfill the lease conditions. As of December 31, 2024, the Company's remaining guarantor terms are for 6.0 years and 7.0 years and the resulting maximum exposure includes $2.1 million and $2.8 million, respectively, of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements.

In 2022, the Company terminated a cultivation lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. If the new tenant defaults on the lease obligations the Company becomes responsible for payment. As of December 31, 2024, the Company's remaining guarantor term is for 9.0 years and the resulting maximum exposure includes $10.2 million of undiscounted future minimum lease payments plus potential additional payments to satisfy maintenance, taxes, and insurance requirements.

NOTE 12. CONSTRUCTION FINANCE LIABILITIES

Total construction finance liabilities were $137.4 million and $138.1 million as of December 31, 2024 and 2023, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 15.9 years.

The Company recorded interest and accretion expense of $16.4 million, $16.4 million, and $15.9 million for the years ended December 31, 2024, 2023, and 2022, respectively, to interest expense, net on the consolidated statements of operations.

Future minimum lease payments for the construction finance liabilities as of December 31, 2024 are as follows:

Construction Finance Liabilities
Year	(in thousands)
2025	$17,521
2026	18,013
2027	18,519
2028	19,039
2029	19,574
Thereafter	263,811
Total future payments	356,477
Less: Interest	(219,037)
Total present value of minimum payments	137,440
Construction finance liabilities - current portion	(1,919)
Construction finance liabilities	$135,521

NOTE 13. SHARE CAPITAL

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

(iii)Unlimited number of Super Voting Shares

Holders of Super Voting Shares are entitled to notice of and to attend any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting, holders of Super Voting Shares are entitled to two votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted (initially, 200 votes per Super Voting Share). Holders of Super Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted to Subordinate Voting Share basis) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares. No dividend is to be declared or paid on the Super Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Multiple Voting Shares. The initial “Conversion Ratio” for the Super Voting Shares is one Multiple Voting Share for each Super Voting Share, subject to adjustment in certain events. There were no Super Voting Shares outstanding as of December 31, 2024 or 2023.

NOTE 14. SHARE BASED COMPENSATION

Equity Incentive Plans

The Company’s Second Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan, (the “Amended 2021 Plan”) was approved at the Company's annual meeting of shareholders on June 12, 2024. The Amended 2021 Plan reserves 19,500,000 Subordinate Voting Shares for issuance thereunder. The Amended 2021 Plan is administered by the Compensation Committee of the Board of Directors.

Stock Options

Stock options granted to board members immediately vest. Stock options granted to officers and certain management employees vest ratably over a three-year period, subject to continued employment through each anniversary, with a maximum contractual term of seven years.

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the years ended December 31:

	2024	2023	2022
Weighted-average grant-date fair value	$5.47	$1.99	$9.45
Expected term (in years)	3.5 - 4.0	3.3 - 4.0	3.5 - 4.5
Expected volatility	65.7% - 66.0%	60.1% - 60.9%	51.8% - 52.9%
Expected dividend yield	0%	0%	0%
Risk-free annual interest rate	4.2%	4.3% - 4.5%	1.2% - 1.8%

The following table summarizes the Company's stock option activity for the year ended December 31, 2024:

	Number of options	Weighted average exercise price
Outstanding options, beginning of year	4,197,058	$17.73
Granted	992,166	10.00
Exercised (1)	(153,511)	4.52
Forfeited	(335,620)	54.03
Expired	(64,026)	19.54
Outstanding options, end of year (2)	4,636,067	$13.86
Vested and exercisable options, end of year (3)	3,606,920	$15.68

(1) The total aggregate intrinsic value of options exercised was $1.0 million, zero, and $2.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Outstanding options at the end of the year had a weighted average remaining contractual life of 4.0 years with a total aggregate intrinsic value of $1.7 million.
(3) Vested and exercisable options at the end of the year had a weighted average remaining contractual life of 3.6 years with a total aggregate intrinsic value of $1.2 million.

Restricted Stock Units

RSUs awarded to board members vest over a 30-day period. RSUs awarded to officers and certain management employees vest ratably over a two-year period subject to continued employment through each anniversary.

The following table summarizes the Company's RSU activity for the year ended December 31, 2024:

Restricted Stock Unit Activity	Number of restricted stock units	Weighted-average grant-date fair value
Unvested balance, beginning of year	2,686,216	$5.47
Granted	2,194,918	10.00
Vested	(1,484,742)	6.83
Forfeited	(216,748)	8.00
Unvested balance, end of year	3,179,644	$7.80

The weighted-average grant date fair value of RSUs granted was $3.99 and $21.51 for the years ended December 31, 2023 and 2022, respectively. The fair value of RSUs vested totaled $10.1 million, $2.1 million and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Share-Based Compensation Expense

The following table presents total share-based compensation expense for the years ended December 31:

	2024	2023	2022

Statements of operations	(in thousands)
Cost of goods sold	$1,276	$810	$1,072
General and administrative	16,608	9,098	16,347
Sales and marketing	2,318	667	705
Total share-based compensation expense	$20,202	$10,575	$18,124

The total recognized income tax benefit was $0.7 million, nominal, and $0.3 million, for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, there was approximately $2.3 million and $14.1 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively, both of which are expected to be recognized over a weighted-average service period of 0.8 years.

NOTE 15. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the years ended December 31:

	2024	2023	2022

Numerator	(in thousands, except for per share data)
Continuing operations
Net loss from continuing operations	$(154,875)	$(435,895)	$(182,618)
Less: net loss attributable to non-controlling interest from continuing operations	(5,472)	(5,147)	(3,994)
Net loss from continuing operations available to common shareholders	$(149,403)	$(430,748)	$(178,624)
Discontinued operations
Net loss from discontinued operations, net of tax	$(5,702)	$(97,241)	$(70,109)
Less: net loss attributable to non-controlling interest	—	(1,193)	(2,669)
Net loss from discontinued operations, net of tax, attributable to common shareholders	$(5,702)	$(96,048)	$(67,440)
Denominator
Weighted average number of common shares outstanding - Basic and diluted	189,992,663	188,974,176	187,995,317
Loss per share - Continuing operations
Basic and diluted loss per share	$(0.79)	$(2.28)	$(0.95)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.03)	$(0.51)	$(0.36)

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of December 31:

	2024	2023	2022
Stock options	4,636,067	4,197,058	3,177,815
Restricted share units	3,179,644	2,686,216	720,707
Warrants	9,496	9,496	177,391
Total shares excluded	7,825,207	6,892,770	4,075,913

As of December 31, 2024, there were approximately 191.0 million issued and outstanding shares, which excluded 0.1 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030 or December 1, 2031.

As of December 31, 2024, there were 9,496 warrants outstanding, each exercisable for one Subordinate Voting Share at an exercise price of $23.76, with an expiration date of December 30, 2025.

NOTE 16. INCOME TAXES

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

Income Tax Provision

The components of the income tax provision include the following for the years ended December 31:

	2024	2023	2022

	(in thousands)
Current:
Federal	$174,962	$121,722	$141,582
State	33,001	46,808	38,633
Total current tax expense	$207,963	$168,530	$180,215
Deferred:
Federal	$(18,014)	$(15,755)	$(17,814)
State	7,640	(1,417)	979
Foreign	—	—	—
Total deferred tax expense	$(10,374)	$(17,172)	$(16,835)
Total income tax expense	$197,589	$151,358	$163,380

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate is as follows for the years ended December 31:

	2024	2023	2022

	(in thousands)
Income (loss) before income taxes	$42,714	$(284,537)	$(19,238)
Federal statutory rate	21.0%	21.0%	21.0%
Theoretical tax provision (benefit)	$8,970	$(59,753)	$(4,040)

Effects of tax rates in foreign jurisdictions	$(451)	$15	$16
State taxes	(4,526)	835	14,598
Changes in state tax rates	13,341	5,772	4,763
Change in state tax filing methods	(7,509)	—	—
Uncertain tax position, inclusive of interest and penalties	155,362	130,481	146,702
Change in valuation allowance	6,655	2,962	1,647
Other	380	151	(4,793)
Tax effect of non-deductible expenses:
Goodwill impairment	—	64,594	—
Excess compensation	7,140	12	—
Stock compensation	(7,291)	1,170	169
Legislative campaign contributions	24,761	4,401	4,318
Non-controlling interest	757	718	—
Total non-deductible expenses	$25,367	$70,895	$4,487
Total income tax provision	$197,589	$151,358	$163,380
Effective tax rates	462.6%	(53.2)%	(849.3)%

Deferred Income Taxes

Deferred income taxes consist of the following as of December 31:

	2024	2023

	(in thousands)
Deferred tax assets:
Lease liabilities	$3,736	$2,623
Finance liabilities	28,433	27,695
Net operating losses	16,839	10,098
Inventory reserves	5,657	4,667
Other deferred tax assets	6,247	759
Total deferred tax assets:	$60,912	$45,842
Deferred tax liabilities:
Right of use assets	$(3,405)	$(2,356)
Intangible assets	(218,970)	(221,743)
Property and equipment	(18,870)	(19,150)
Total deferred tax liabilities:	$(241,245)	$(243,249)
Valuation allowance	(16,212)	(9,557)
Net deferred tax liability	$(196,545)	$(206,964)

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the net operating loss carryforwards that may expire prior to their utilization has been recorded as of December 31, 2024. The following table outlines the changes in the valuation allowance for the years ended December 31:

	2024	2023	2022

	(in thousands)
Balance, beginning of year	$(9,557)	$(6,596)	$(6,826)
Charged to costs and expenses	(6,655)	(2,961)	230
Balance, end of year	$(16,212)	$(9,557)	$(6,596)

As of December 31, 2024, the Company had $15.2 million of non-capital Canadian losses which expire from 2031 to 2044, $697.7 million of state net operating losses which expire from 2038 to 2044, $15.4 million of state net operating losses which have an indefinite carryforward period, and $119.8 million of U.S. federal net operating losses which have an indefinite carryforward period. The Company determined a valuation allowance was applicable to $15.2 million of non-capital Canadian losses, $10.1 million of US federal net operating losses, and $199.7 million of state net operating losses. The Company also determined that it is more likely than not that the benefit from $27.9 million of U.S. federal net operating losses and $371.6 million of state net operating losses will not be realized and therefore this amount has not been recorded.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2024	2023

	(in thousands)
Balance, January 1	$542,762	$41,781
Reductions based on lapse of statute of limitations	—	(1,053)
Reductions based on tax positions related to the prior years	(2,957)	—
Reductions based on refunds still outstanding	(46,696)	—
Additions based on tax positions related to the current year	129,558	152,313
Additions based on refunds requested but not received related to prior year	—	111,664
Additions based on refunds received related to prior years	52,001	62,391
Additions based on tax positions related to the prior year	—	175,666
Balance, December 31	$674,668	$542,762

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company does not reasonably expect the potential outcomes of these examinations to materially change the amount of unrecognized tax benefit over the next 12 months. With few exceptions, as of December 31, 2024, the Company is no longer subject to examination by tax authorities for years before 2020.

Uncertain Tax Positions

The IRS has taken the position that cannabis companies are subject to the limits of Internal Revenue Code ("IRC") Section 280E for U.S. federal income tax purposes. Under the IRS's interpretation of IRC Section 280E, cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. This results in permanent differences between ordinary and necessary business expenses deemed non-allowable under IRC Section 280E.

The Company has taken a position that Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As of December 31, 2024 and December 31, 2023, the Company recorded an uncertain tax liability in the consolidated balance sheets that reflects this tax position.

A reconciliation of the beginning and ending amount of uncertain tax position liabilities:

	2024	2023

	(in thousands)
Balance, January 1	$180,350	$19,459
Reductions based on lapse of statute of limitations	—	(1,053)
Additions based on tax positions related to the current year	150,014	139,914
Additions based on tax positions related to the prior year	1,256	113,815
Additions based on refunds received related to prior years	52,001	62,391
Reclass tax payment on account	35,998	(157,063)
Interest recorded in income tax expense, net of reversals (1)	25,602	3,150
Penalties recorded in income tax expense, net of reversals (1)	—	(263)
Balance, December 31 (2) (3) (4)	$445,221	$180,350

(1)Amounts represent the interest and penalties recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2)The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As of December 31, 2024, $412.6 million is related to this tax position. This amount does not include $121.1 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3)The $264.9 million increase in uncertain tax positions is primarily due to receipt of $52.0 million in refunds in the current year, as well as $150.0 million current year accruals, each related to tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

(4) The ending balance includes accrued interest and penalties totaling $32.0 million and $6.4 million as of December 31, 2024 and 2023, respectively.
NOTE 17. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds an ownership interest in these entities ranging from 0% to 95% either directly or through a proxy as of December 31, 2024.

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

The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of December 31 and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	2024	2023

	(in thousands)
Current assets:
Cash	$420	$9,491
Accounts receivable, net	721	1,308
Inventories	901	8,341
Prepaid expenses	160	423
Other current assets	—	7
Total current assets	2,202	19,570
Property and equipment, net	1,228	28,068
Right of use asset - operating, net	—	2,744
Right of use asset - finance, net	—	259
Intangible assets, net	2,028	17,162
Other assets	355	140
Total assets	$5,813	$67,943
Current liabilities:
Accounts payable and accrued liabilities	$371	$1,939
Income tax payable	—	2,017
Deferred revenue	—	2
Operating lease liability - current portion	—	63
Finance lease liability - current portion	—	60
Total current liabilities	371	4,081
Notes payable	—	885
Operating lease liability	—	2,926
Finance lease liability	—	210
Deferred tax liabilities	—	3,638
Other long-term liabilities	—	671
Total liabilities	$371	$12,411

Consolidated VIE Settlement Transaction

In 2024, the Company entered into a settlement agreement with the non-controlling interest holders of consolidated VIEs in Ohio in which the Company acquired the remaining ownership interest in dispensary businesses and agreed to provide funding and operational support for a cultivation and production business with new unrelated third parties.

The Company re-evaluated the VIEs after settlement and concluded that the Company continues to be the primary beneficiary of the cultivation and production business and there are no longer variable interests in the dispensary businesses as the Company increased its ownership to 100%. As a result, the Company accounted for this settlement as an equity transaction in accordance with ASC 810-10.

Redeemed Non-Controlling Interests

In 2024, the Company fully redeemed non-controlling interests and issued 1,787,372 Subordinate Voting Shares in a series of redemptions of non-controlling interests which increased the Company's ownership in the VIE from 46% as of December 31, 2023 to 100% as of December 31, 2024. The transactions were recorded as equity transactions as the Company increased its ownership in an already consolidated VIE without loss of control. The redemptions included a $3.0 million subscription fee and a net $1.9 million impact recorded to additional paid-in-capital on the consolidated balance sheets.

NOTE 18. RELATED PARTIES

In 2023 the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.3 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, and recorded to general and administrative expenses on the consolidated statements of operations.

The Company leases a cultivation facility and corporate office facility from an entity that is indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and a member of the Company's board of directors.

The Company had the following related parties operating leases on the consolidated balance sheets, under ASC 842, as of December 31:

	2024	2023

	(in thousands)
Right-of-use assets, net	$582	$706
Lease liabilities:
Lease liabilities - current portion	$142	$127
Lease liabilities	482	624
Total related parties lease liabilities	$624	$751

Lease expense recognized on leases with related parties was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2024, 2023, and 2022, respectively and recorded to cost of goods sold and general and administrative expenses on the consolidated statements of operations.

NOTE 19. REVENUE DISAGGREGATION

Revenue is comprised of the following for the years ended December 31:

	2024	2023	2022

	(in thousands)
Retail	$1,128,877	$1,083,545	$1,158,475
Wholesale and other	57,613	45,648	59,754
Total revenue	$1,186,490	$1,129,193	$1,218,229

NOTE 20. COMMITMENTS AND CONTINGENCIES

Operating Licenses

Although the possession, cultivation, and distribution of cannabis is permitted for medical and/or adult use in the states in which the Company operates, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company's business plans. In addition, the Company’s assets, including cash and cash equivalents, short-term investments, real property, equipment, and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be estimated. As of December 31, 2024, and 2023, $6.3 million and $4.2 million, respectively, was included in contingent liabilities on the consolidated balance sheets related to pending litigation.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of acquisition or as of December 31, 2024 based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

NOTE 21. FINANCIAL INSTRUMENTS & FAIR VALUE MEASUREMENTS

Financial Instruments

The Company considers credit risk associated with its own standing as well as the credit standing of any counterparties involved in the valuation of its financial instruments. Concentrations of credit risk with respect to our cash and cash equivalents are limited primarily to amounts held with financial institutions in excess of federally insured limits.

Money Market Funds

Money market funds are included within cash and cash equivalents on the Company’s consolidated balance sheets. Interest income from money market funds was $11.5 million, $4.8 million, and nominal for the years ended December 31, 2024, 2023 and 2022, respectively, which was recorded in interest income on the consolidated statements of operations.

Certificates of Deposit

The Company's certificates of deposit are included within short-term investments on the Company's consolidated balance sheets and are classified as held-to-maturity securities as the Company intends to hold until their maturity dates. The certificates of deposit carry interest rates of 5.3% with original maturity dates of six months and are scheduled to mature in

January 2025. Interest income from certificates of deposit was $1.9 million for the year ended December 31, 2024, which was recorded in interest income on the consolidated statements of operations.

Interest Rate Swap

In 2022, the Company entered into an interest rate swap contract ("VNB Swap") for the purpose of hedging the variability of interest expense and interest payments on the Company's long-term variable rate debt. The VNB Swap was entered into in conjunction with four promissory term notes of a total corresponding amount. The four promissory term notes were priced at the SOFR, as defined in the agreement plus 3.00%, per annum. The VNB Swap effectively fixes the floating SOFR-based interest of the SOFR-based debt to 7.53% per annum until maturity on January 1, 2028.

The fair value of the interest rate swap liability is recorded in other long-term liabilities on the consolidated balance sheets. As of December 31, 2024 and 2023, the notional value was $68.4 million and $70.0 million, respectively.

Fair Value Measurements

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Recurring Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of December 31:

	Fair Value Hierarchy Level (1)	2024	2023

Financial Assets:
Money market funds (2)	Level 1	$204,314	$145,995
Certificates of deposit (3)	Level 1	60,393	—
Total financial assets		$264,707	$145,995
Financial Liabilities:
Interest rate swap (4)	Level 2	$1,011	$2,341

(1)There were no transfers between hierarchy levels.
(2)As short-term, highly liquid investments readily convertible to known amounts of cash, their carrying values approximate fair value.
(3)They are valued using inputs based on industry standard data and due to their short maturities, their amortized cost approximates fair value.
(4)The fair value is based on a valuation model that utilizes interest rate yield curves and credit spreads observable in active markets as the significant inputs to the model.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company's assets and liabilities are subject to nonrecurring fair value measurements, such as property, goodwill, and intangible assets. If events or indicators occur that require an impairment assessment, impairment charges may be recorded to reduce the assets to fair value.

The Company recorded impairment charges related to assets moved to held for sale during the years December 31, 2024, 2023, and 2022 totaling $1.2 million, $3.8 million, $8.6 million, respectively, which was recorded to impairment and disposal of long-lived assets, net of (recoveries) on the consolidated statements of operations. The impairment charges were derived from the difference between the carrying value and the estimated fair value of the relevant asset, minus estimated selling costs. The fair value was estimated using an income capitalization approach with estimates and assumptions regarding the asset's future cash flows and return on investment (Level 3).

In June 2023, the Company identified one event as a risk indicator for goodwill impairment, which was a decline in the Company's share price negatively affecting the Company's market capitalization. The Company concluded the decline in stock price was a triggering event to perform an interim quantitative goodwill impairment test as of June 30, 2023, specific to the resulting market capitalization of the Company. As the sole risk to the value of goodwill was the stock price, the Company concluded it most appropriate to apply a market approach utilizing control premiums which were obtained from transactions of comparable publicly traded companies (Level 2) to calculate a reasonable control premium (Level 3). The Company applied the control premium to the Company's market capitalization to derive the fair value. The subsequent reconciliation between the single reporting unit's book value and the fair value indicated the fair value was less than the carrying value, resulting in a $307.6 million goodwill impairment.

Estimated Fair Values of Financial Instruments

The following table presents the carrying values and estimated fair values of the Company’s financial instruments that are not accounted for at fair value in the consolidated balance sheets as of December 31. The table excludes cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, and other payables as their carrying values approximate fair value due to their short maturities of less than one year (Level 1). The table also excludes notes payable with variable interest rates as their carrying value approximates fair value. This determination is based on the variable interest rates applied to the debt, which reflect current market conditions, or other observable inputs (Level 2). The Company's notes receivable are also excluded from the table below as the majority of the balance is due within one year; therefore, the carrying value approximates fair value due to the short maturity.

		2024		2023
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Private placement notes (1) (2)	Level 2	$368,000	$366,660	$368,000	$310,549
Notes payable, fixed rate (1) (3)	Level 3	47,673	47,344	49,115	48,715

(1) Excludes any discount or issuance costs.
(2)The fair value was determined based on market rates at valuation.
(3) The fair value was determined using the discounted cash flow method.

NOTE 22. ACQUISITIONS

(a)Formula 420 Cannabis LLC

On December 22, 2022, the Company acquired 100% of the membership interests of Formula 420 Cannabis LLC ("Formula 420") the holder of an Arizona adult-use license that became operational in October 2022. The Company analyzed the acquisition under ASC 805, Business Combinations determining Formula 420 did not meet the definition of a business as substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset. The

Company had previously consolidated the entity as a VIE as it was determined the Company exercised control of the entity and was the primary beneficiary although it previously owned no equity interests due to a master service agreement. In accordance with Topic 810, Consolidation, the Company accounted for the change in a consolidated subsidiaries ownership interest as an equity transaction. Therefore, the total consideration was determined to be $5.5 million which consisted of a note payable, which was paid off in December 2023. Nominal transaction costs were incurred in relation to this acquisition.

(b)Greenhouse Wellness WV Dispensaries, LLC

On April 26, 2022, the Company acquired 100% of the membership interests of Greenhouse Wellness WV Dispensaries, LLC (“Greenhouse WV”), the holder of a West Virginia dispensary permit and a lease for a not yet operating dispensary location. The Company analyzed the acquisition under ASC 805, Business Combinations, determining Greenhouse WV did not meet the definition of a business as Greenhouse WV did not have inputs, processes, and outputs in place that constituted a business under Topic 805. As a result, the transaction has been accounted for as an asset acquisition whereby all of the assets acquired and liabilities assumed are assigned a carrying amount based on relative fair values. Total consideration was $0.3 million consisting of cash.

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

(c)Watkins Cultivation Operation

On February 14, 2022, the Company acquired a cultivation operation from CP4 Group, LLC, in Phoenix, Arizona ("Watkins Cultivation Operation" or "Watkins"). The Company analyzed the acquisition under ASC 805, Business Combinations, determining Watkins met the definition of a business as Watkins is an existing cultivation facility with inputs, processes, and outputs in place that constitute a business under Topic 805. As a result, the acquisition of Watkins has been accounted for as a business combination. Goodwill represents the amount the Company paid over the fair value of the net identifiable tangible assets acquired. The primary reason for the acquisition was to expand the Company's cultivation capacity in Arizona. The goodwill of $24.5 million arising from the acquisition primarily consists of the economies of scale expected from a vertical cannabis market in Arizona. Total consideration was $27.5 million paid in cash. An additional $22.5 million was paid into escrow for four potential earnouts. The earnouts were based on the completion of certain milestones and contingent on the continued employment of the key employee shareholders ("Key Employees") of Watkins. As the earnouts were contingent on the continued employment of the Key Employees, any amounts earned are compensation for post-combination services.

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

NOTE 23. DISCONTINUED OPERATIONS

Discontinued operations consists of our exited operations in Massachusetts and Nevada. The assets and liabilities associated with discontinued operations consisted of the following as of December 31:

	2024	2023

	(in thousands)
Assets associated with discontinued operations
Cash	$—	$301
Accounts receivable, net	—	841
Prepaid expenses	868	816
Other assets	1,980	2,010
Total assets associated with discontinued operations	$2,848	$3,968
Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	$86	$530
Operating lease liabilities - current portion	241	165
Finance lease liabilities - current portion	334	291
Construction finance liability - current portion	2,468	2,003
Operating lease liabilities	15,125	15,332
Finance lease liabilities	1,729	2,048
Construction finance liability	21,699	24,167
Other long-term liabilities	7	6
Total liabilities associated with discontinued operations	$41,689	$44,542

The following table summarizes the Company's net loss from discontinued operations for the years ended December 31. The gain and loss resulting from the forgiveness of intercompany payables was eliminated in consolidation.

	2024	2023	2022

	(in thousands)
Revenue	$—	$10,590	$24,634
Cost of goods sold	—	29,843	37,897
Gross margin	—	(19,253)	(13,263)
Expenses:
Operating expenses	2,070	7,522	13,821
Impairment and disposal of long-lived assets, net	—	69,480	49,130
Total expenses	2,070	77,002	62,951
Loss from operations	(2,070)	(96,255)	(76,214)
Other (expense) income:
Other expense, net (1)	(3,632)	(5,087)	(6,118)
Total other expense, net	(3,632)	(5,087)	(6,118)
Loss before provision for income taxes	(5,702)	(101,342)	(82,332)
Income tax benefit	—	(4,101)	(12,223)
Net loss from discontinued operations, net of taxes	(5,702)	(97,241)	(70,109)
Less: net loss attributable to non-controlling interest from discontinued operations	—	(1,193)	(2,669)
Net loss from discontinued operations excluding non-controlling interest	$(5,702)	$(96,048)	$(67,440)

(1)Other expense, net primarily consists of interest expense on the construction finance liability and operating lease liabilities associated with our discontinued operations

The consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the depreciation of long-lived assets, amortization of long-lived assets, loss on impairment of long-lived assets, and capital expenditures of discontinued operations for the prior years ended December 31 as the activity in 2024 was nominal:

	2023	2022

	(in thousands)
Depreciation and amortization	$3,798	$10,787
Purchases of property and equipment	67	844
Loss on impairment and disposal of long-lived assets	69,480	49,130
Other noncash investing and financing activities
Noncash partial extinguishment of construction finance liability	$18,486	$—

As a result of the Company's exit from the Massachusetts market in the second quarter of 2023, the Company performed a lease term reassessment for the Massachusetts related failed sale-leaseback financing arrangement due to lease renewals previously included in the lease term being excluded as of the Massachusetts exit. The Company concluded the failed sale-leaseback accounting conclusion is maintained. The Company recognized a non-cash gain on partial extinguishment of $18.5 million as a result of the lease term reassessment, which was recorded to net loss from discontinued operations, net of taxes.

Future minimum lease payments for the construction finance liability associated with discontinued operations as of December 31, 2024, are as follows:

Year	(in thousands)
2025	$5,619
2026	5,788
2027	5,961
2028	6,140
2029	6,324
Thereafter	5,963
Total future payments	35,795
Less: Interest	(11,628)
Total present value of minimum payments	24,167
Construction finance liabilities - current portion	(2,468)
Construction finance liabilities	$21,699

During the year ended December 31, 2022, the Company exited Nevada and recorded a loss on disposal of operating right of use assets of $14.0 million, which was recorded in net loss from discontinued operations on the consolidated statements of operations.

Future minimum lease payments under non-cancellable leases associated with discontinued operations as of December 31, 2024 are as follows:

	Operating Leases	Finance Leases	Total Leases

Year	(in thousands)
2025	$1,798	$509	$2,307
2026	1,859	476	2,335
2027	1,922	377	2,299
2028	1,979	389	2,368
2029	1,996	400	2,396
Thereafter	21,515	453	21,968
Total undiscounted lease liabilities	31,069	2,604	33,673
Less: Interest	(15,703)	(541)	(16,244)
Total present value of minimum lease payments	15,366	2,063	17,429
Lease liabilities - current portion	(241)	(334)	(575)
Lease liabilities	$15,125	$1,729	$16,854

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Remediation of Previously Reported Material Weaknesses

As previously disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company had identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”). ITGCs were not designed and operating effectively to ensure (i) that access to applications and data, and the ability to make program and job changes, were adequately restricted to appropriate personnel and (ii) that the activities of individuals with access to modify data and make program and job changes were appropriately monitored. Business process controls (automated and manual) that were dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.

In 2024, we implemented our previously disclosed remediation plan:
•Strengthened access controls through updated system access permissions and segregation of duties analyses including the reduction of privileged users;
•Improved monitoring and logging of user modifications to data, programs, and jobs; and
•Formalized a management training program and conducted periodic assessments and audits to ensure documentation and authorization were evidenced for system access, change management, and user access review controls.
As previously disclosed in Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company had also identified a material weakness in our internal control over financial reporting associated with ineffective design, implementation, and documentation of management review controls related to the valuation of inventory.

In 2024, we implemented our previously disclosed remediation plan:
•Created robust management review controls to assess the completeness, accuracy and reasonableness of key information used in inventory valuation;
•Formalized the preparation and review of inventory analytics to ensure the completeness and accuracy of inventory balances at period end; and
•Hired additional resources with the knowledge and experience to design and execute review control procedures to identify potential errors or misstatements in the inventory valuation process.

We completed the necessary testing to conclude that both of the material weaknesses outlined above have been remediated as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, management concluded that our internal control over financial reporting is effective as of December 31, 2024.

Our independent registered public accounting firm, WithumSmith+Brown, PC has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024 appears in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

Other than the execution of the material weakness remediation activities described above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) which occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Appointment of Jason Pernell as President

We are providing the following disclosures in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):

On February 26, 2025, Trulieve Cannabis Corp. (the “Company”) announced the appointment of Jason Pernell as the Company’s President, effective February 26, 2025.

Mr. Pernell, age 48, has served as the Company’s Chief Information Officer since February 2019 and served as the Company’s Operations Officer from July 2015 to February 2019. Mr. Pernell has medical cannabis industry experience as a business owner in California and Oregon. For the past decade, he has owned and operated successful engineering consulting firms. Mr. Pernell earned a B.S. in Electrical Engineering and an MBA from Florida State University.

In connection with Mr. Pernell’s appointment as President, Mr. Pernell entered into an employment agreement with the Company, effective as of February 26, 2025 (the “Pernell Employment Agreement”), pursuant to which he will receive an annual base salary of $475,000 per year that is paid in accordance with the Company’s regular payroll practices, subject to all customary withholding and deductions. Following the effective date of the Pernell Employment Agreement, Mr. Pernell will also be eligible for an annual bonus targeted at $380,000 based on the achievement of certain Company and individual performance goals to be established by the Compensation Committee and will also be eligible for an annual equity award in a manner consistent with the Company’s practices for senior management. Mr. Pernell will be entitled to participate in the Company’s employee benefits programs available to its employees generally. In addition, Mr. Pernell will be entitled to participate in other benefits that are available to the Company’s executive officers on the same basis as all the Company’s employees generally, including group health (medical, dental, and vision) insurance, group short- and long-term disability insurances, and group life insurance. Such compensation and benefit plans and arrangements are described in the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 29, 2024. The Pernell Employment Agreement also includes standard confidentiality, non-competition, non-solicitation, non-disparagement and intellectual property assignment provisions.

Mr. Pernell will be eligible to receive certain severance benefits in connection with a termination of his employment by the Company without Cause or by Mr. Pernell for Good Reason (each as defined in the Pernell Employment Agreement), in each case, subject to execution of a general release of claims. If such termination occurs, Mr. Pernell shall be entitled to receive the sum of (a) two (2) times the sum of his base salary in effect on the date of termination plus the greater of the target bonus for the current fiscal year and the actual annual bonus paid during the prior fiscal year and (b) a prorated annual bonus for the current fiscal year, which shall be payable in equal installments over a twenty-four (24) month period in accordance with the Company’s regular payroll practices and subject to all customary withholding and deductions (“President Severance”). In addition, the Company will pay COBRA premiums for Mr. Pernell (and his dependents) until the earlier of (i) the twenty-four month anniversary of his termination date, and (ii) the date on which he either receives or becomes eligible to receive substantially similar coverage from another employer. In addition, all of Mr. Pernell’s unvested equity awards shall immediately vest; provided that any equity award that is still subject to performance-based vesting at the time of such termination will only vest when and to the extent the Compensation Committee certifies that the performance goals are actually met.

If the Company terminates Mr. Pernell’s employment without Cause (as defined in the Pernell Employment Agreement) or he terminates his employment for Good Reason within twenty-four (24) months following a Change of Control (as defined in the Pernell Employment Agreement), then Mr. Pernell shall receive the same severance described above, except that (i) the President Severance shall be equal to the sum of (x) two and one-half times (2.5) times the sum of the base salary in effect on the date of termination plus the greater of the target bonus for the current fiscal year and the actual annual bonus paid during the prior fiscal year and (y) a prorated annual bonus for the current fiscal year. In the event any payments to Mr. Pernell would otherwise constitute a parachute payment under Section 280G of the Internal Revenue Code, the payments will be limited to the greater of (i) the dollar amount which can be paid to such named executive officer without triggering an excise tax under Section 4999 of the Internal Revenue Code or (ii) the greatest after-tax dollar amount after taking into account any excise tax incurred under Section 4999 of the Internal Revenue Code with respect to such parachute payments.

Except as set forth in the Pernell Employment Agreement, (a) there are no arrangements or understandings between Mr. Pernell and any other persons pursuant to which Mr. Pernell was appointed, (b) there are no family relationships among any of the Company’s directors or executive officers Mr. Pernell and (c) Mr. Pernell has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(b) of Regulation S-K.

The foregoing description of the Pernell Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)Documents filed as a part of this Annual Report on Form 10-K:

(1)Financial Statements — See Index to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K.

(2)Financial Statement Schedules — See Index to Consolidated Financial Statements in Item 8. of this Annual Report on Form 10-K. All other schedules are omitted because they are not applicable or not required.

(3)Index to Exhibits.

EXHIBIT INDEX

Exhibit Number	Description

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

10.10‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Kimberly Rivers (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.11‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Eric Powers (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.12‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Kyle Landrum (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.13‡
Executive Employment Agreement, dated August 1, 2024, by and between Trulieve Cannabis Corp. and Tim Morey (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 000-56248)).

10.14‡
Executive Employment Agreement, dated January 3, 2023, by and between Trulieve Cannabis Corp. and Joy Malivuk (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 10, 2023 (File No. 000-56248)).

10.15‡
Executive Employment Agreement, dated January 1, 2024, by and between Trulieve Cannabis Corp. and Wes Getman (incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024 (File No. 000-56248)).

10.16‡
Executive Employment Agreement, dated January 29, 2024, by and between Trulieve Cannabis Corp. and Marie Zhang (incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024 (File No. 000-56248)).

10.17‡+	Executive Employment Agreement, dated February 26, 2025, by and between Trulieve Cannabis Corp. and Jason Pernell

10.18	Form of Voting Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.19	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.20‡
Harvest Health and Recreation Inc. 2018 Stock Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 6, 2021 (File No. 333-260098))

10.21‡
Harvest Health and Recreation Inc. Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 6, 2021 (File No. 333-260098))

10.22‡	Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021 (File No. 000-56248))

10.23‡
Second Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2024 (File No. 000-56248))

10.24
Loan Agreement dated December 21, 2022 between Trulieve Capps Highway LLC and Valley National Bank, as agent, and the lenders named therein (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2023 (File No. 000-56248)).

10.25
First Amendment to Loan Agreement, dated as of May 9, 2023 and effective as of December 21, 2022 (incorporated by reference to Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 10, 2023 (File No. 000-56248)).

10.26
Second Amendment to Loan Agreement, dated as of May 9, 2023 (incorporated by reference to Exhibit 10.3 on the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2023, as filed with the SEC on May 10, 2023 (File No. 000-56248)).

10.27
Loan Agreement dated December 22, 2023 between Trulieve Centaury Way, LLC and First Federal Bank (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024 (File No. 000-56248)).

19.1+	Insider Trading Policy

21.1+	Subsidiaries of the Registrant as of December 31, 2024

23.1+	Consent, WithumSmith+Brown, PC

23.2+	Consent, Marcum LLP

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Appendix A (Licenses and Permits)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
___________________________________________________
+ Filed herewith.
* Furnished herewith.
‡ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: February 27, 2025	By:	/s/ Kim Rivers
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim Rivers	Director, Chief Executive Officer	February 27, 2025
Kim Rivers	(Principal Executive Officer)

/s/ Wes Getman	Chief Financial Officer	February 27, 2025
Wes Getman	(Principal Financial Officer)

/s/ Joy Malivuk	Chief Accounting Officer	February 27, 2025
Joy Malivuk	(Principal Accounting Officer)

/s/ Thad Beshears	Director	February 27, 2025
Thad Beshears

/s/ Peter Healy	Director	February 27, 2025
Peter Healy

/s/ Richard May	Director	February 27, 2025
Richard May

/s/ Thomas Millner	Director	February 27, 2025
Thomas Millner

/s/ Jane Morreau	Director	February 27, 2025
Jane Morreau

/s/ Susan Thronson	Director	February 27, 2025
Susan Thronson