Form 10-Q
period 2025-03-31
Trulieve Cannabis Corp.
filed 2025-05-07
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 30, 2025, the registrant had 167,851,060 Subordinate Voting Shares and 23,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.
ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$328,452	$238,803
Short-term investments	—	60,393
Restricted cash	907	907
Accounts receivable, net	10,260	8,288
Inventories	239,284	231,371
Income tax receivable	8,635	10,009
Prepaid expenses	24,240	22,959
Other current assets	32,289	26,209
Notes receivable - current portion, net	4,456	4,750
Assets associated with discontinued operations	856	868
Total current assets	649,379	604,557
Property and equipment, net	710,149	716,051
Right of use assets - operating, net	117,014	119,549
Right of use assets - finance, net	64,406	64,379
Intangible assets, net	848,802	859,483
Goodwill	483,905	483,905
Notes receivable, net	525	528
Other assets	11,481	19,837
Long-term assets associated with discontinued operations	1,980	1,980
TOTAL ASSETS	$2,887,641	$2,870,269
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$91,147	$94,036
Deferred revenue	8,684	8,028
Notes payable - current portion	3,473	3,407
Operating lease liabilities - current portion	12,284	12,131
Finance lease liabilities - current portion	9,947	9,535
Construction finance liabilities - current portion	2,041	1,919
Contingencies	5,647	6,307
Liabilities associated with discontinued operations	3,443	3,129
Total current liabilities	136,666	138,492
Long-Term Liabilities:
Private placement notes, net	365,251	364,836
Notes payable, net	111,144	111,945
Operating lease liabilities	116,504	117,485
Finance lease liabilities	68,019	67,679
Construction finance liabilities	135,118	135,521
Deferred tax liabilities	191,895	196,545
Uncertain tax position liabilities	500,934	445,221
Other long-term liabilities	5,530	4,954
Long-term liabilities associated with discontinued operations	37,703	38,560
TOTAL LIABILITIES	$1,668,764	$1,621,238
Commitments and contingencies (see Note 3)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized. 191,077,446 and 191,005,940 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	$—	$—
Additional paid-in-capital	2,060,737	2,057,032
Accumulated deficit	(828,614)	(795,744)
Non-controlling interest	(13,246)	(12,257)
TOTAL SHAREHOLDERS' EQUITY	1,218,877	1,249,031
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,887,641	$2,870,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended March 31,
	2025	2024
Revenue	$297,760	$297,619
Cost of goods sold	114,541	123,817
Gross profit	183,219	173,802
Expenses:
Selling, general, and administrative	118,772	101,307
Depreciation and amortization	29,328	27,755
Impairment and disposal of long-lived assets, net of (recoveries)	1,793	(1,360)
Total expenses	149,893	127,702
Income from operations	33,326	46,100
Other income (expense):
Interest expense, net	(16,295)	(14,669)
Interest income	3,068	3,258
Other income (expense), net	228	(2,743)
Total other expense, net	(12,999)	(14,154)
Income before provision for income taxes	20,327	31,946
Provision for income taxes	52,464	55,435
Net loss from continuing operations	(32,137)	(23,489)
Net loss from discontinued operations, net of $0 tax benefit	(1,622)	(1,358)
Net loss	(33,759)	(24,847)
Less: net loss attributable to non-controlling interest from continuing operations	(889)	(1,768)
Net loss attributable to common shareholders	$(32,870)	$(23,079)

Earnings Per Share
Net loss per share - Continuing operations:
Basic and diluted	$(0.16)	$(0.16)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	191,127,903	189,493,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	3,943	—	—	3,943
Subordinate Voting Shares issued under share compensation plans	—	124,806	124,806	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(53,300)	(53,300)	(238)	—	—	(238)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	(32,870)	(889)	(33,759)
Balance, March 31, 2025	23,226,386	167,851,060	191,077,446	$2,060,737	$(828,614)	$(13,246)	$1,218,877

Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	5,153	—	—	5,153
Subordinate Voting Shares issued under share compensation plans	—	42,662	42,662	170	—	—	170
Distributions to subsidiary non-controlling interest	—	—		—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	1,365	1,365
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	(8,836)	—	—	(8,836)
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	974,930	974,930	2,471	—	—	2,471
Net loss	—	—	—	—	(23,079)	(1,768)	(24,847)
Balance, March 31, 2024	23,226,386	164,027,024	187,253,410	$2,054,070	$(663,718)	$(7,344)	$1,383,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(33,759)	$(24,847)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,328	27,755
Depreciation included in cost of goods sold	13,855	13,477
Impairment and disposal of long-lived assets, net of (recoveries)	1,793	(1,360)
Share-based compensation	3,943	5,153
Deferred income taxes	(4,650)	10,016
Other non-cash changes	4,989	6,144
Changes in operating assets and liabilities:
Inventories	(7,913)	3,522
Accounts receivable	(2,606)	1,493
Other assets	(8,438)	(1,399)
Accounts payable and accrued liabilities	(225)	1,040
Income tax receivable / payable	1,373	2,663
Other liabilities	(2,667)	(3,592)
Uncertain tax position liabilities	55,713	97,616
Proceeds received from insurance for operating expenses	—	1,473
Net cash provided by operating activities	50,736	139,154
Cash flows from investing activities
Purchases of property and equipment	(16,883)	(15,494)
Purchases of internal use software	(3,912)	(5,008)
Maturities of short-term investments	60,393	—
Other proceeds	4,019	1,541
Other purchases and payments	(206)	—
Net cash provided by (used in) investing activities	43,411	(18,961)
Cash flows from financing activities
Payments on long-term borrowings	(1,864)	(1,726)
Payments for taxes related to net share settlement of equity awards	(238)	—
Proceeds from equity exercises	—	170
Other payments and distributions	(2,396)	(2,997)
Other proceeds	—	3,000
Net cash used in financing activities	(4,498)	(1,553)
Net increase in cash and cash equivalents	89,649	118,640
Cash, cash equivalents, and restricted cash, beginning of period	239,710	207,979
Cash and cash equivalents of discontinued operations, beginning of period	—	301
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents, and restricted cash, end of period	$329,359	$326,920

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$9,016	$8,939
Income taxes paid, net of (refunds)	28	(54,859)
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$5,125	$5,967
Purchases of property and equipment in accounts payable and accrued liabilities	2,852	484
Operating license intangible placed into service, transfer from other assets	6,500	—
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	2,471
Adjustment of redeemable non-controlling interest to maximum redemption value	—	8,836

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

	March 31,
	2025	2024
Beginning of period:
Cash and cash equivalents (1)	$238,803	$201,372
Restricted cash	907	6,607
Cash, cash equivalents and restricted cash	$239,710	$207,979
End of period:
Cash and cash equivalents	$328,452	$320,313
Restricted cash	907	6,607
Cash, cash equivalents and restricted cash	$329,359	$326,920

(1) Excludes cash associated with discontinued operations totaling $0 and $0.3 million as of December 31, 2024 and December 31, 2023, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve," the "Company," "we," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of March 31, 2025, and the results of its operations and cash flows for the periods ended March 31, 2025 and 2024. The results of the Company's operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full 2025 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission ("SEC") on February 27, 2025 (the "2024 Form 10-K").

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

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements of prior periods to conform to the current period presentation. The consolidated results remain unchanged for all periods presented.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 27, 2025. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our significant accounting policies during the three month period ended March 31, 2025.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	March 31, 2025	December 31, 2024

	(in thousands)
Raw materials
Cannabis plants	$18,168	$20,986
Packaging and supplies	28,281	30,208
Total raw materials	46,449	51,194
Work in process	132,911	125,168
Finished goods - unmedicated	6,894	6,354
Finished goods - medicated	53,030	48,655
Total inventories	$239,284	$231,371

Notes Receivable

	March 31, 2025	December 31, 2024

	(in thousands)
Notes receivable, gross	7,238	12,494
Less: allowance for credit losses	(2,257)	(7,216)
Less: current portion of notes receivable	(4,456)	(4,750)
Notes receivable, net	$525	$528

In the first quarter of 2025, a $5.0 million write-off was charged against the allowance due to uncollectibility. No provision for credit losses was recorded during the three months ended March 31, 2025.

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of:

	Fair Value Hierarchy Level (1)	March 31, 2025	December 31, 2024

Financial Assets:
Money market funds (2)	Level 1	$306,494	$204,314
Certificates of deposit (3)	Level 1	—	60,393
Total financial assets		$306,494	$264,707
Financial Liabilities:
Interest rate swap (4)	Level 2	$1,570	$1,011

(1) There were no transfers between hierarchy levels during the periods ending March 31, 2025 or December 31, 2024.
(2) Interest income from money market funds was $2.8 million and $2.9 million for the three months ended March 31, 2025 and 2024, respectively.
(3) The certificates of deposit outstanding at December 31, 2024 matured in the first quarter of 2025. Interest income from certificates of deposit was $0.1 million for the three months ended March 31, 2025.

(4) The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Shared Based Compensation

Stock Options

The following table summarizes the Company's stock option activity for the three months ended March 31, 2025:

Number of options
Outstanding options, beginning of period	4,636,067
Granted (1)	2,141,172
Forfeited	(45,268)
Expired	(728,776)
Outstanding options, end of period	6,003,195
Vested and exercisable options, end of period	3,072,724

(1) The weighted average exercise price for stock options granted was $4.03.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2025:

Number of restricted stock units
Unvested balance, beginning of period	3,179,644
Granted (1)	4,608,711
Vested	(124,806)
Forfeited	(82,884)
Unvested balance, end of period	7,580,665

(1) The weighted average grant date fair value of RSUs granted was $3.98.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Retail	$281,973	$284,994
Wholesale and other	15,787	12,625
Total revenue	$297,760	$297,619

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

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

As of March 31, 2025, $5.6 million was included in contingent liabilities on the condensed consolidated balance sheets related to various pending litigation claims as the loss is probable and can be estimated.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of the acquisition or as of March 31, 2025 based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

NOTE 4. LONG-TERM BORROWINGS

Private Placement Notes

Private placement notes payable consisted of the following as of:

	March 31, 2025	December 31, 2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(2,749)	(3,164)
Less: current portion of private placement notes	—	—
Private placement notes, net	$365,251	$364,836

Notes Payable

Notes payable consisted of the following as of:

	March 31, 2025	December 31, 2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022 (4)	$67,931	$68,377	(4)	7.87%	1/1/2028
Notes dated December 22, 2023	24,328	24,468	8.31%	8.48%	12/22/2028
Notes dated December 22, 2022	17,882	18,012	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021	5,072	5,193	8.14%	8.29%	11/1/2027
Total mortgage notes payable	115,213	116,050
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (2)	1,017	1,027	(2)	(2)	(2)
Total promissory notes payable	1,017	1,027
Total notes payable (3)	116,230	117,077
Less: unamortized debt discount and issuance costs	(1,613)	(1,725)
Less: current portion of notes payable	(3,473)	(3,407)
Notes payable, net	$111,144	$111,945

(1) Underlying assets are pledged as collateral for the mortgage notes payable.
(2) Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.39% as of March 31, 2025. Maturity dates range from April 27, 2026 to October 24, 2026.
(3) Notes payable are subordinated to the private placement notes.
(4) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes.

Construction Finance Liabilities

Total construction finance liabilities were $137.2 million and $137.4 million as of March 31, 2025 and December 31, 2024, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 15.7 years.

Financial and Other Covenants

Certain long-term borrowing agreements contain various operating and financial covenants as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and as of March 31, 2025, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of March 31, 2025 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2025	$—	$2,560	$13,160	$15,720
2026	368,000	4,655	18,013	390,668
2027	—	7,600	18,519	26,119
2028	—	85,633	19,039	104,672
2029	—	668	19,574	20,242
Thereafter	—	15,114	263,810	278,924
Total	$368,000	$116,230	$352,115	$836,345

NOTE 5. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2025	2024

Numerator	(in thousands, except for per share data)
Continuing operations
Net loss from continuing operations	$(32,137)	$(23,489)
Less: net loss attributable to non-controlling interest	(889)	(1,768)
Less: adjustment of redeemable non-controlling interest to maximum redemption value	—	8,836
Net loss from continuing operations available to common shareholders.	$(31,248)	$(30,557)
Discontinued operations
Net loss from discontinued operations, net of tax, attributable to common shareholders	$(1,622)	$(1,358)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	191,127,903	189,493,134
Loss per share - Continuing operations
Basic and diluted loss per share	$(0.16)	$(0.16)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.01)	$(0.01)

(1) Potentially dilutive securities representing 13.6 million and 11.0 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025 and 2024, respectively, as their effect would have been antidilutive.

As of March 31, 2025, there were approximately 191.1 million shares of Subordinate Voting Shares and Multiple Voting Shares issued and outstanding, which excluded 0.1 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030 or December 1, 2031.

As of March 31, 2025, there were 9,496 warrants outstanding, each exercisable for one Subordinate Voting Share at an exercise price of $23.76, with an expiration date of December 30, 2025.

NOTE 6. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Income before provision for income taxes	$20,327	$31,946
Provision for income taxes	$52,464	$55,435
Effective tax rate	258%	174%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

Three Months Ended March 31, 2025

(in thousands)
Balance, beginning of period	$674,668
Additions based on tax positions related to the current year	32,392
Additions based on tax positions related to the prior years	657
Balance, end of period	$707,717

A reconciliation of the beginning and ending amount of uncertain tax position liabilities, net for the period presented:

Three Months Ended March 31, 2025

(in thousands)
Balance, beginning of period	$445,221
Additions based on tax positions related to the current year	35,122
Additions based on tax positions related to the prior year	657
Reclass tax payments on deposit	10,957
Interest recorded in income tax expense, net of reversals (1)	8,977
Balance, end of period (2) (3)	$500,934

(1) Amounts represent the interest recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2) The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. Of the $500.9 million in uncertain tax position liabilities, net, $466.9 million is related to this tax position. The amount does not include $110.1 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3) The ending balance includes accrued interest and penalties totaling $41.0 million as of March 31, 2025.

The Company recorded interest on uncertain tax positions totaling $9.0 million and $3.6 million for the three months ended March 31, 2025 and March 31, 2024 respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. The Company does not reasonably expect the potential outcomes of these examinations to materially change the amount of unrecognized tax benefit over the next 12 months. With few exceptions, as of March 31, 2025, the Company is no longer subject to examination by tax authorities for years before 2020.

NOTE 7. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities ("VIEs") for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds an ownership interest in these entities ranging from 0% to 95%, either directly or through a proxy as of March 31, 2025.
The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of the periods indicated and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	March 31, 2025	December 31, 2024

	(in thousands)
Current assets:
Cash	$473	$420
Accounts receivable, net	735	721
Inventories	1,513	901
Prepaid expenses	151	160
Total current assets	2,872	2,202
Property and equipment, net	2,494	1,228
Intangible assets, net	1,985	2,028
Other assets	326	355
Total assets	$7,677	$5,813
Current liabilities:
Accounts payable and accrued liabilities	$784	$371
Total current liabilities	784	371
Total liabilities	$784	$371

NOTE 8. RELATED PARTIES

In 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and recorded to selling, general, and administrative expenses on the condensed consolidated statements of operations.

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

	March 31, 2025	December 31, 2024

	(in thousands)
Right-of-use assets, net	$549	$582
Lease liabilities:
Lease liabilities - current portion	$146	$142
Lease liabilities	444	482
Total related parties lease liabilities	$590	$624

Lease expense recognized on leases with related parties was $0.1 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively, and recorded to cost of goods sold and selling, general, and administrative expenses on the condensed consolidated statements of operations.

NOTE 9. DISCONTINUED OPERATIONS

The following table summarizes the Company's loss from discontinued operations for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Expenses:
Operating expenses	$758	$435
Total expenses	758	435
Loss from operations	(758)	(435)
Other expense:
Other expense, net	(864)	(923)
Total other expense, net	(864)	(923)
Loss before income taxes	(1,622)	(1,358)
Net loss from discontinued operations, net of $0 tax benefit	$(1,622)	$(1,358)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations and the activity from discontinued operations was nominal for the three months ended March 31, 2025 and 2024.

Future minimum lease payments, including interest, for the construction finance liability associated with discontinued operations as of March 31, 2025 are as follows:

Year	(in thousands)
Remainder of 2025	$4,232
2026	5,788
2027	5,961
2028	6,140
2029	6,324
Thereafter	5,963
Total future payments	$34,408

NOTE 10. SUBSEQUENT EVENTS

The Company’s management evaluates subsequent events through the date of issuance of the condensed consolidated financial statements. Subsequent to March 31, 2025, the Company received $7.9 million in cash and recorded a $7.9 million gain related to partial settlement of insurance recoveries. The timing and amount of the remaining portion of the insurance settlement, if any, cannot be estimated.

There were no other subsequent events that occurred during such period that would require adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," the "Company," "we," "our," or "us") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "2024 Form 10-K").

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A. Risk Factors” in our 2024 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2024 Form 10-K. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, and the risks discussed in "Item 1A, Risk Factors" of the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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
As of March 31, 2025, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	161	5
Arizona	22	3
Pennsylvania	21	3
West Virginia	10	1
Georgia	6	1
Ohio	5	—
Maryland	3	1
Connecticut	1	—
Colorado	—	1
Total	229	15

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

Trulieve brands include premium tier brands Avenue, Cultivar Collection, and Muse; mid-tier brands Alchemy, Modern Flower, Momenta, and Sweet Talk, and value tier brands Co2lors, and Roll One. Established relationships with brand partners allow for the sale of partner-branded products in select markets and retail locations, providing our customers with access to a greater variety and specialty brands. Brand partnerships include arrangements with Alien Labs, Bellamy Brothers, Binske, Black Buddha, Black Tuna, Blue River, Connected, DeLisioso, Khalifa Kush, Love’s Oven, Miami Mango, Moxie, Redemption Cannabis, Seed Junky and Sunshine Cannabis.

In February 2025, we launched a new line of premium THC beverages called Onward. These are Farm bill compliant non-alcoholic beverages made in the United States using naturally derived THC and CBD. These beverages are available online at drinkonward.com and in select liquor retail locations in Florida.

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

Competitive Conditions and Position

The markets in which we operate are highly competitive markets with relatively high barriers to entry given the limited quantity of licenses available and the highly regulated nature of the cannabis industry. See “—Regulatory Overview” in Item 1—Business in our 2024 Form 10-K for additional information regarding the impact of regulation on our business. We compete directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. state markets.

The vast majority of both manufacturing and retail competitors in our markets are either localized businesses with operations in a single state market or regional players. Other multi-state cannabis operators compete directly in several of our operating markets. Aside from this direct competition, out-of-state operators that are sufficiently capitalized to enter those markets through acquisitions are also part of the competitive landscape. Similarly, as we execute on our regional hub strategy and expand across the U.S., operators in our future state markets will inevitably become direct competitors. Increased competition by larger and better financed competitors could materially affect our business, financial condition and results of operations.

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

See "Part I Item 1A — Risk Factors” of our 2024 Form 10-K for additional information regarding competition.

Seasonality

Our business operates year-round. Operations and sales trends in select markets do follow seasonal trends at various times of the year, providing seasonal impacts on sales in summer and winter months and increases from promotional activity around specific industry and holiday events including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).

Recent Developments
The U.S. government recently announced tariffs on goods imported from various countries, which have led to reciprocal tariffs and other trade measures. The effects from these new tariffs and trade measures did not have a material impact on our profitability in the first quarter. Although we are actively monitoring the tariff developments and analyzing the potential impacts, we currently do not expect them to have a material impact on our business, cost structure, or supply chain.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in our 2024 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the three months ended March 31, 2025, there were no significant changes to our critical accounting policies and estimates.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three months ended March 31, 2025 and 2024.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended March 31,

	2025	2024	2025 vs. 2024

	(in thousands)
Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$297,760	$297,619	$141	—%
Cost of goods sold	114,541	123,817	(9,276)	(7)%
Gross profit	183,219	173,802	9,417	5%
Expenses:
Selling, general, and administrative	118,772	101,307	17,465	17%
Depreciation and amortization	29,328	27,755	1,573	6%
Impairment and disposal of long-lived assets, net of (recoveries)	1,793	(1,360)	3,153	232%
Total expenses	149,893	127,702	22,191	17%
Income from operations	33,326	46,100	(12,774)	(28)%
Other income (expense):
Interest expense, net	(16,295)	(14,669)	(1,626)	(11)%
Interest income	3,068	3,258	(190)	(6)%
Other income (expense), net	228	(2,743)	2,971	108%
Total other expense, net	(12,999)	(14,154)	1,155	8%
Income before provision for income taxes	20,327	31,946	(11,619)	(36)%
Provision for income taxes	52,464	55,435	(2,971)	(5)%
Net loss from continuing operations	(32,137)	(23,489)	(8,648)	(37)%
Net loss from discontinued operations, net of $0 tax	(1,622)	(1,358)	(264)	(19)%
Net loss	$(33,759)	$(24,847)	$(8,912)	(36)%

Percentage of Revenue	2025	2024
Cost of goods sold	38.5%	41.6%
Gross profit	61.5%	58.4%
Selling, general, and administrative	39.9%	34.0%

Revenue

Revenue for the three months ended March 31, 2025 was $297.8 million, an increase of $0.1 million, from $297.6 million for the three months ended March 31, 2024. The increase was primarily driven by a $3.2 million increase in wholesale and other revenue which was partially offset by a $3.0 million decrease in retail revenue.

The decrease in retail revenue was driven by price compression and loyalty point redemption. This decrease was partially offset by the opening of additional dispensaries; the Company operated 229 dispensaries as of March 31, 2025 as compared to 195 as of March 31, 2024.

The increase in wholesale and other revenue was primarily driven by higher wholesale revenue in Maryland and Pennsylvania.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended March 31, 2025 was $114.5 million, a decrease of $9.3 million, or 7.5%, from $123.8 million for the three months ended March 31, 2024. Cost of goods sold as a percentage of revenue was 38.5% for the three months ended March 31, 2025 as compared to 41.6% for the three months ended March 31, 2024. Gross profit for the three months ended March 31, 2025 was $183.2 million, an increase of $9.4 million, or 5.4%, from $173.8 million for the three months ended March 31, 2024. Gross profit as a percentage of revenue was 61.5% for the three months ended March 31, 2025 as compared to 58.4% for the three months ended March 31, 2024, which was driven by decreased cost of goods sold reflecting year-over-year improvements in at-scale cost efficiencies from our production facilities as well as a disciplined approach to promotional activity in the current period.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended March 31, 2025 was $118.8 million, an increase of $17.5 million, or 17.2%, from $101.3 million for the three months ended March 31, 2024. Selling, general, and administrative expense as a percentage of revenues was 39.9% for the three months ended March 31, 2025, compared to 34.0% for the three months ended March 31, 2024. The increase in selling, general, and administrative expenses was due to higher campaign and political contributions of $13.7 million and the addition of new dispensaries, which was partly offset by lower retail labor expense in the current period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2025 was $29.3 million, an increase of $1.6 million, or 5.7%, from $27.8 million for the three months ended March 31, 2024.

Impairment and Disposal of Long-Lived Assets, Net of (Recoveries)

Impairment and disposal of long-lived assets, net of recoveries was a loss of $1.8 million for the three months ended March 31, 2025 compared to a gain of $1.4 million for the three months ended March 31, 2024. The change is primarily due to 2025 asset disposal activities associated with underperforming assets, whereas an insurance recovery was received in the first quarter of 2024 associated with property damage in 2023.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2025 was $16.3 million, an increase of $1.6 million, or 11.1%, from $14.7 million for three months ended March 31, 2024.

Interest Income

Interest income for the three months ended March 31, 2025 was $3.1 million, a decrease of $0.2 million, or 5.8%, from $3.3 million for the three months ended March 31, 2024.

Other Income (Expense), Net

Other income, net for the three months ended March 31, 2025 was $0.2 million, a change of $3.0 million, from other expense, net of $2.7 million for three months ended March 31, 2024. The change is primarily related to expense from credit loss reserves on non-operating notes receivable in the prior year.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2025 was $52.5 million, a decrease of $3.0 million, or 5.4%, from $55.4 million for the three months ended March 31, 2024. The provision for income taxes as a percentage of gross profit was 28.6% for the three months ended March 31, 2025, compared to 31.9% for the three months ended March 31, 2024. The decrease in tax expense in the first quarter of 2025, as compared to the first quarter of 2024, was driven by the first quarter of 2024 having a one-time impact of changing certain state tax filings which required us to revalue deferred taxes in those states, which was partially offset by an increase in gross profit in the first quarter of 2025, as well as an increase in interest expense on uncertain tax positions.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. EBITDA is calculated as net loss before net: interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as net loss before net interest expense, interest income, provision for income taxes and depreciation which is then adjusted for certain contributions, such as campaign and political initiatives, items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes, impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, and other income and expense items.

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

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2025 was $109.2 million, an increase of $3.4 million, or 3.2%, from $105.8 million for the three months ended March 31, 2024. The increase primarily resulted from improved gross profit.

The following table presents a reconciliation of net loss attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net loss attributable to common shareholders	$(32,870)	$(23,079)
Add (deduct) impact of:
Interest expense, net	16,295	14,669
Interest income	(3,068)	(3,258)
Provision for income taxes	52,464	55,435
Depreciation and amortization	29,328	27,755
Depreciation included in cost of goods sold	13,855	13,477
EBITDA (Non-GAAP)	76,004	84,999
Impairment and disposal of long-lived assets, net of (recoveries)	1,793	(1,360)
Campaign and political contributions	22,952	9,225
Acquisition, transaction, and other non-recurring costs	3,104	3,677
Share-based compensation	3,943	5,153
Other (income) expense, net	(228)	2,743
Discontinued operations, net of tax, attributable to common shareholders	1,622	1,358
Total adjustments	33,186	20,796
Adjusted EBITDA (Non-GAAP)	$109,190	$105,795
Adjusted EBITDA (Non-GAAP) % of Revenue	36.7%	35.5%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from operations and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues to support our business growth. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations as well as debt and equity offerings. The Company has generated, and expects to continue to generate, additional cash from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, we may use cash to support cannabis market expansion related initiatives, such as Smart & Safe Florida, which we contributed to in 2025 and 2024. Working capital is used principally for personnel expenses as well as costs related to the cultivation, processing and distribution of our products. Our capital expenditures consist primarily of additional cultivation and processing facilities and retail dispensaries, and improvements to existing facilities to support the long-term growth in markets with adult-use catalysts as well as investments in technology infrastructure. In the current period, our debt service payments consist primarily of interest payments.

As of March 31, 2025, cash and cash equivalents were $328.5 million. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Equity or debt financings.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$50,736	$139,154
Net cash provided by (used in) investing activities	43,411	(18,961)
Net cash used in financing activities	(4,498)	(1,553)
Net increase in cash and cash equivalents	$89,649	$118,640

Cash Flows - Operating Activities

Net cash provided by operating activities was $50.7 million for the three months ended March 31, 2025, a decrease of $88.4 million as compared to $139.2 million net cash provided by operating activities for the three months ended March 31, 2024. This decrease was primarily due to $50.0 million of tax refunds, from amended returns, related to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code, received in the first quarter of 2024, and higher campaign and political contributions of $13.7 million made in the first quarter of 2025. This decrease in the first quarter of 2025 was also driven by the comparative change in inventories of $11.4 million where the first quarter of 2024 benefited from the $3.5 million decrease in inventories versus the $7.9 million increase for the current period in addition to the increase in the first quarter of 2025 in trade and other receivables of $12.3 million. This was partially offset by a $9.4 million improvement in gross profit driven by improved cost of goods sold.

Cash Flows - Investing Activities

Net cash provided by investing activities was $43.4 million for the three months ended March 31, 2025, an increase of $62.4 million, compared to the $19.0 million net cash used in investing activities for the three months ended March 31, 2024. The increase is primarily driven by certificates of deposit that matured in the first quarter of 2025 which were entered into in the third quarter of 2024.

Cash Flows - Financing Activities

Net cash used in financing activities was $4.5 million for the three months ended March 31, 2025, an increase of $2.9 million, compared to $1.6 million net cash used in financing activities for the three months ended March 31, 2024.

Balance Sheet Exposure

As of March 31, 2025 and December 31, 2024, substantially all of our condensed consolidated balance sheets is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2024 Form 10-K.

Contractual Obligations

For information on our commitments for financing arrangements, operating leases, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Long-Term Borrowings, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the $55.7 million increase in our uncertain tax position liabilities, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2024 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2024 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, as of March 31, 2025, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended March 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the control system are met.These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II - OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include the Company’s statements regarding the Company’s expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Part II, Item 1A – Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q, and in “Part I, Item 1A – Risk Factors” of our 2024 Form 10-K. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:
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

Item 1. Legal Proceedings.

    There are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ perspective properties are the subject matter.

There have been no material penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this prospectus.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2024 Form 10-K includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2024 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2024 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. There have been no material changes from such risk factors during the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1‡
Executive Employment Agreement, dated February 26, 2025, by and between Trulieve Cannabis Corp. and Jason Pernell (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (File No. 000-56248))

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

TRULIEVE CANNABIS CORP.

Date: May 7, 2025	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Ryan Blust
Ryan Blust
Interim Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2025	By:	/s/ Joy Malivuk
Joy Malivuk
Chief Accounting Officer
(Principal Accounting Officer)