Form 10-Q
period 2025-06-30
Trulieve Cannabis Corp.
filed 2025-08-06
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 31, 2025, the registrant had 167,882,987 Subordinate Voting Shares and 23,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

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
ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$392,580	$238,803
Short-term investments	—	60,393
Restricted cash	8,407	907
Accounts receivable, net	10,761	8,288
Inventories	241,464	231,371
Income tax receivable	7,304	10,009
Prepaid expenses	22,430	22,959
Other current assets	24,546	26,209
Notes receivable - current portion, net	3,099	4,750
Assets associated with discontinued operations	792	868
Total current assets	711,383	604,557
Property and equipment, net	699,043	716,051
Right of use assets - operating, net	112,435	119,549
Right of use assets - finance, net	69,663	64,379
Intangible assets, net	832,375	859,483
Goodwill	483,905	483,905
Notes receivable, net	525	528
Other assets	10,559	19,837
Long-term assets associated with discontinued operations	1,947	1,980
TOTAL ASSETS	$2,921,835	$2,870,269
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$79,042	$94,036
Deferred revenue	8,358	8,028
Notes payable - current portion	3,669	3,407
Operating lease liabilities - current portion	12,552	12,131
Finance lease liabilities - current portion	10,324	9,535
Construction finance liabilities - current portion	2,167	1,919
Contingencies	4,471	6,307
Liabilities associated with discontinued operations	3,254	3,129
Total current liabilities	123,837	138,492
Long-Term Liabilities:
Private placement notes, net	365,680	364,836
Notes payable, net	108,517	111,945
Operating lease liabilities	112,247	117,485
Finance lease liabilities	73,833	67,679
Construction finance liabilities	134,707	135,521
Deferred tax liabilities	186,626	196,545
Uncertain tax position liabilities	559,665	445,221
Other long-term liabilities	11,891	4,954
Long-term liabilities associated with discontinued operations	35,361	38,560
TOTAL LIABILITIES	$1,712,364	$1,621,238
Commitments and contingencies (see Note 3)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized; 191,100,655 and 191,005,940 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	$—	$—
Additional paid-in-capital	2,067,442	2,057,032
Accumulated deficit	(842,394)	(795,744)
Non-controlling interest	(15,577)	(12,257)
TOTAL SHAREHOLDERS' EQUITY	1,209,471	1,249,031
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,921,835	$2,870,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$302,086	$303,442	$599,846	$601,061
Cost of goods sold	119,160	121,794	233,701	245,611
Gross profit	182,926	181,648	366,145	355,450
Expenses:
Selling, general, and administrative	101,116	102,585	219,888	203,892
Depreciation and amortization	29,427	28,076	58,755	55,831
Impairment and other charges, net of (recoveries)	(251)	1,233	1,542	(127)
Total expenses	130,292	131,894	280,185	259,596
Income from operations	52,634	49,754	85,960	95,854
Other income (expense):
Interest expense, net	(16,393)	(15,449)	(32,688)	(30,118)
Interest income	3,638	4,039	6,706	7,297
Other expense, net	(975)	(1,837)	(747)	(4,580)
Total other expense, net	(13,730)	(13,247)	(26,729)	(27,401)
Income before provision for income taxes	38,904	36,507	59,231	68,453
Provision for income taxes	54,720	47,200	107,184	102,635
Net loss from continuing operations	(15,816)	(10,693)	(47,953)	(34,182)
Net loss from discontinued operations, net of tax benefit (provision) of $(441), $0, $(441), and $0, respectively	(295)	(1,619)	(1,917)	(2,977)
Net loss	(16,111)	(12,312)	(49,870)	(37,159)
Less: net loss attributable to non-controlling interest from continuing operations	(2,331)	(284)	(3,220)	(2,052)
Net loss attributable to common shareholders	$(13,780)	$(12,028)	$(46,650)	$(35,107)

Earnings Per Share
Net loss per share - Continuing operations:
Basic and diluted	$(0.07)	$(0.04)	$(0.23)	$(0.21)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	191,199,880	190,326,678	191,164,090	189,909,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, March 31, 2025	23,226,386	167,851,060	191,077,446	$2,060,737	$(828,614)	$(13,246)	$1,218,877
Share-based compensation	—	—	—	6,762	—	—	6,762
Subordinate Voting Shares issued under share compensation plans	—	37,500	37,500	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(14,291)	(14,291)	(57)	—	—	(57)
Net loss	—	—	—	—	(13,780)	(2,331)	(16,111)
Balance, June 30, 2025	23,226,386	167,874,269	191,100,655	$2,067,442	$(842,394)	$(15,577)	$1,209,471

Balance, March 31, 2024	23,226,386	164,027,024	187,253,410	$2,054,070	$(663,718)	$(7,344)	$1,383,008
Share-based compensation	—	—	—	4,957	—	—	4,957
Subordinate Voting Shares issued under share compensation plans	—	83,477	83,477	40	—	—	40
Tax withholding related to net share settlements of equity awards		(12,229)	(12,229)	(94)			(94)
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	139	139
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	1,891	—	—	1,891
Consolidated VIE settlement transaction	—	—	—	(4,792)		(2,444)	(7,236)
Net loss	—	—	—	—	(12,028)	(284)	(12,312)
Balance, June 30, 2024	23,226,386	164,098,272	187,324,658	$2,056,072	$(675,746)	$(9,933)	$1,370,393

	Six Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	10,705	—	—	10,705
Subordinate Voting Shares issued under share compensation plans	—	162,306	162,306	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(67,591)	(67,591)	(295)	—	—	(295)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	(46,650)	(3,220)	(49,870)
Balance, June 30, 2025	23,226,386	167,874,269	191,100,655	$2,067,442	$(842,394)	$(15,577)	$1,209,471

Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	10,110	—	—	10,110
Subordinate Voting Shares issued under share compensation plans	—	126,139	126,139	210	—	—	210
Tax withholding related to net share settlements of equity awards	—	(12,229)	(12,229)	(94)	—	—	(94)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	1,504	1,504
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	(6,945)	—	—	(6,945)
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	974,930	974,930	2,471	—	—	2,471
Consolidated VIE settlement transaction	—	—	—	(4,792)	—	(2,444)	(7,236)
Net loss	—	—	—	—	(35,107)	(2,052)	(37,159)
Balance, June 30, 2024	23,226,386	164,098,272	187,324,658	$2,056,072	$(675,746)	$(9,933)	$1,370,393
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(49,870)	$(37,159)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	58,755	55,831
Depreciation included in cost of goods sold	27,577	26,793
Impairment and other charges, net of (recoveries)	(175)	(127)
Share-based compensation	10,705	10,110
Deferred income taxes	(9,919)	3,518
Other non-cash changes	12,258	10,971
Changes in operating assets and liabilities:
Inventories	(10,093)	5,010
Accounts receivable	(3,368)	747
Other assets	(1,391)	(10,788)
Accounts payable and accrued liabilities	(11,813)	(244)
Income tax receivable / payable	2,705	(4,838)
Other liabilities	(8,716)	(3,577)
Uncertain tax position liabilities	114,445	152,752
Proceeds received from insurance for operating expenses	5,731	1,473
Net cash provided by operating activities	136,831	210,472
Cash flows from investing activities
Purchases of property and equipment	(28,453)	(41,786)
Purchases of internal use software	(8,355)	(11,510)
Maturities of short-term investments	60,393	—
Other proceeds	11,399	1,856
Other purchases and payments	(205)	(500)
Net cash provided by (used in) investing activities	34,779	(51,940)
Cash flows from financing activities
Payments on long-term borrowings	(5,455)	(4,074)
Payments for taxes related to net share settlement of equity awards	(295)	(94)
Proceeds from equity exercises	—	210
Other payments and distributions	(4,583)	(9,763)
Other proceeds	—	3,000
Net cash used in financing activities	(10,333)	(10,721)
Net increase in cash and cash equivalents	161,277	147,811
Cash, cash equivalents, and restricted cash, beginning of period	239,710	207,979
Cash and cash equivalents of discontinued operations, beginning of period	—	301
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents, and restricted cash, end of period	$400,987	$356,091

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$32,729	$32,556
Income taxes paid, net of (refunds)	394	(48,796)
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$12,750	$17,418
Purchases of property and equipment in accounts payable and accrued liabilities	1,452	6,302
Operating license intangible placed into service, transfer from other assets	6,500	—
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	2,471
Reclassification of assets to held for sale	—	7,044
Adjustment of redeemable non-controlling interest to maximum redemption value	—	6,945

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

	June 30,
	2025	2024
Beginning of period:
Cash and cash equivalents (1)	$238,803	$201,372
Restricted cash	907	6,607
Cash, cash equivalents and restricted cash	$239,710	$207,979
End of period:
Cash and cash equivalents (2)	$392,580	$355,184
Restricted cash	8,407	907
Cash, cash equivalents and restricted cash	$400,987	$356,091

(1) Excludes cash associated with discontinued operations totaling $0 and $0.3 million as of December 31, 2024 and 2023, respectively.
(2) Excludes cash associated with discontinued operations totaling $0 and $0 as of June 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve," the "Company," "we," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of June 30, 2025, and the results of its operations and cash flows for the periods ended June 30, 2025 and 2024. The results of the Company's operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full 2025 fiscal year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 27, 2025. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our significant accounting policies during the six month period ended June 30, 2025.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	June 30, 2025	December 31, 2024

	(in thousands)
Raw materials
Cannabis plants	$18,275	$20,986
Packaging and supplies	26,215	30,208
Total raw materials	44,490	51,194
Work in process	135,137	125,168
Finished goods - unmedicated	7,312	6,354
Finished goods - medicated	54,525	48,655
Total inventories	$241,464	$231,371

Notes Receivable

	June 30, 2025	December 31, 2024

	(in thousands)
Notes receivable, gross	$7,062	$12,494
Less: allowance for credit losses	(3,438)	(7,216)
Less: current portion of notes receivable	(3,099)	(4,750)
Notes receivable, net	$525	$528

The provision for credit losses is recorded to other expense, net on the condensed consolidated statements of operations and was $1.2 million and $2.3 million for the three months ended June 30, 2025 and 2024, respectively, and was $1.2 million and $5.2 million for the six months ended June 30, 2025 and 2024, respectively.

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of:

	Fair Value Hierarchy Level (1)	June 30, 2025	December 31, 2024

Financial Assets:
Money market funds (2)	Level 1	$381,992	$204,314
Certificates of deposit (3)	Level 1	—	60,393
Total financial assets		$381,992	$264,707
Financial Liabilities:
Interest rate swap (4)	Level 2	$1,807	$1,011

(1) There were no transfers between hierarchy levels during the periods ending June 30, 2025 or December 31, 2024.
(2) Interest income from money market funds was $3.5 million and $3.7 million for the three months ended June 30, 2025 and 2024, respectively, and was $6.3 million and $6.6 million for the six months ended June 30, 2025 and 2024, respectively.

(3) The certificates of deposit outstanding at December 31, 2024 matured in the first quarter of 2025. Interest income from certificates of deposit was $0.1 million for the three and six months ended June 30, 2025.

(4) The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Shared Based Compensation

Stock Options

The following table summarizes the Company's stock option activity for the six months ended June 30, 2025:

Number of options
Outstanding options, beginning of period	4,636,067
Granted (1)	2,141,172
Forfeited	(45,268)
Expired	(751,410)
Outstanding options, end of period	5,980,561
Vested and exercisable options, end of period	3,250,371

(1) The weighted average exercise price for stock options granted was $4.03.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2025:

Number of restricted stock units
Unvested balance, beginning of period	3,179,644
Granted (1)	4,608,711
Vested	(162,306)
Forfeited	(82,884)
Unvested balance, end of period	7,543,165

(1) The weighted average grant date fair value of RSUs granted was $3.98.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Retail	$283,876	$289,313	$565,849	$574,307
Wholesale and other	18,210	14,129	33,997	26,754
Total revenue	$302,086	$303,442	$599,846	$601,061

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

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2025 and December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

As of June 30, 2025 and December 31, 2024, $4.5 million and $6.3 million, respectively, was included in contingent liabilities on the condensed consolidated balance sheets related to various pending litigation claims as the loss is probable and can be estimated.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of the acquisition nor as of June 30, 2025 and December 31, 2024, based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

Lease Guarantee

In 2022, the Company terminated a cultivation lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. As of June 30, 2025, the tenant defaulted on the lease obligation and not until this time did payment of the guaranteed amount become probable. An additional liability of $6.5 million was recorded to current and other long term liabilities on the condensed consolidated balance sheets.

NOTE 4. LONG-TERM BORROWINGS

Private Placement Notes

Private placement notes payable consisted of the following as of:

	June 30, 2025	December 31, 2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(2,320)	(3,164)
Less: current portion of private placement notes	—	—
Private placement notes, net	$365,680	$364,836

Notes Payable

Notes payable consisted of the following as of:

	June 30, 2025	December 31, 2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022 (4)	$67,475	$68,377	(4)	7.87%	1/1/2028
Notes dated December 22, 2023	24,185	24,468	8.31%	8.48%	12/22/2028
Notes dated December 22, 2022	16,074	18,012	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021	4,950	5,193	8.14%	8.29%	11/1/2027
Total mortgage notes payable	112,684	116,050
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (2)	1,008	1,027	(2)	(2)	(2)
Total promissory notes payable	1,008	1,027
Total notes payable (3)	113,692	117,077
Less: unamortized debt discount and issuance costs	(1,506)	(1,725)
Less: current portion of notes payable	(3,669)	(3,407)
Notes payable, net	$108,517	$111,945

(1) Underlying assets are pledged as collateral for the mortgage notes payable.
(2) Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.41% as of June 30, 2025. Maturity dates range from April 27, 2026 to October 24, 2026.
(3) Notes payable are subordinated to the private placement notes.
(4) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes.

Construction Finance Liabilities

Total construction finance liabilities were $136.9 million and $137.4 million as of June 30, 2025 and December 31, 2024, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 15.4 years.

Financial and Other Covenants

Certain long-term borrowing agreements contain various operating and financial covenants as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and as of June 30, 2025, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of June 30, 2025 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2025	$—	$1,775	$8,799	$10,574
2026	368,000	4,789	18,013	390,802
2027	—	7,744	18,519	26,263
2028	—	85,789	19,039	104,828
2029	—	836	19,574	20,410
Thereafter	—	12,759	263,810	276,569
Total	$368,000	$113,692	$347,754	$829,446

NOTE 5. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator	(in thousands, except for per share data)
Continuing operations
Net loss from continuing operations	$(15,816)	$(10,693)	$(47,953)	$(34,182)
Less: net loss attributable to non-controlling interest	(2,331)	(284)	(3,220)	(2,052)
Adjustment of redeemable non-controlling interest to maximum redemption value	—	(1,891)	—	6,945
Net loss from continuing operations available to common shareholders	$(13,485)	$(8,518)	$(44,733)	$(39,075)
Discontinued operations
Net loss from discontinued operations, net of tax benefit (provision) of $(441), $0, $(441), and $0, respectively, attributable to common shareholders	$(295)	$(1,619)	$(1,917)	$(2,977)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	191,199,880	190,326,678	191,164,090	189,909,906
Loss per share - Continuing operations
Basic and diluted loss per share	$(0.07)	$(0.04)	$(0.23)	$(0.21)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

(1) Potentially dilutive securities representing 13.5 million and 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2025 and 2024, respectively, as their effect would have been antidilutive.

As of June 30, 2025, there were approximately 191.1 million shares of Subordinate Voting Shares and Multiple Voting Shares issued and outstanding, which excluded 0.1 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030 or December 1, 2031.

As of June 30, 2025, there were 9,496 warrants outstanding, each exercisable for one Subordinate Voting Share at an exercise price of $23.76, with an expiration date of December 30, 2025.

NOTE 6. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Income before provision for income taxes	$38,904	$36,507	$59,231	$68,453
Provision for income taxes	$54,720	$47,200	$107,184	$102,635
Effective tax rate	141%	129%	181%	150%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

	June 30, 2025
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$707,717	$674,668
Reductions based on tax positions related to the prior year	(3,683)	(3,683)
Additions based on tax positions related to the current year	33,809	66,201
Additions based on tax positions related to the prior years	4,806	5,463
Balance, end of period	$742,649	$742,649

A reconciliation of the beginning and ending amount of uncertain tax position liabilities, net for the period presented:

	June 30, 2025
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$500,934	$445,221
Reductions based on tax positions related to the prior year	(6,107)	(6,107)
Additions based on tax positions related to the current year	34,133	69,255
Additions based on tax positions related to the prior year	4,806	5,463
Reclass tax payments on deposit	13,331	24,288
Interest recorded in income tax expense, net of reversals (1)	12,568	21,545
Balance, end of period (2) (3)	$559,665	$559,665

(1) Amounts represent the interest recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2) The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. Of the $559.7 million in uncertain tax position liabilities, net, $524.2 million is related to this tax position. The amount does not include $96.8 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3) The ending balance includes accrued interest and penalties totaling $53.5 million as of June 30, 2025.

The Company recorded interest on uncertain tax positions totaling $12.6 million and $5.9 million for the three months ended June 30, 2025 and 2024, respectively, and $21.6 million and $9.5 million for the six months ended June 30, 2025 and 2024, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. Certain of these examinations include a review of the Company's tax positions based on legal interpretations that challenge the Company's tax liability under IRC 280E. The Company does not reasonably expect the potential outcomes of these examinations to materially change the amount of unrecognized tax benefit over the next 12 months. The Company is no longer subject to examination by tax authorities for years before 2019.

Subsequent to the end of the second quarter of 2025, the U.S. enacted H.R.1 – One Big Beautiful Bill Act (the “Act”). The Act contains provisions effective in 2025 and other provisions becoming effective in 2026 and beyond. We are currently assessing its impact on our consolidated financial statements.

NOTE 7. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities ("VIEs") for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds an ownership interest in these entities ranging from 0% to 95%, either directly or through a proxy as of June 30, 2025.
The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of the periods indicated and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	June 30, 2025	December 31, 2024

	(in thousands)
Current assets:
Cash	$888	$420
Accounts receivable, net	1,263	721
Inventories	2,641	901
Prepaid expenses	139	160
Total current assets	4,931	2,202
Property and equipment, net	3,385	1,228
Intangible assets, net	1,942	2,028
Other assets	363	355
Total assets	$10,621	$5,813
Current liabilities:
Accounts payable and accrued liabilities	$947	$371
Total current liabilities	947	371
Total liabilities	$947	$371

NOTE 8. RELATED PARTIES

In 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three and six months ended June 30, 2025 and 2024, respectively, and recorded to selling, general, and administrative expenses on the condensed consolidated statements of operations.

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

	June 30, 2025	December 31, 2024

	(in thousands)
Right-of-use assets, net	$515	$582
Lease liabilities:
Lease liabilities - current portion	$150	$142
Lease liabilities	405	482
Total related parties lease liabilities	$555	$624

Lease expense recognized on leases with related parties was $0.1 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively, and recorded to cost of goods sold and selling, general, and administrative expenses on the condensed consolidated statements of operations.

NOTE 9. DISCONTINUED OPERATIONS

The following table summarizes the Company's loss from discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Expenses:
Operating expenses	$754	$700	1,512	1,135
Gain on lease termination	(1,717)	—	(1,717)	—
Total expenses	(963)	700	(205)	1,135
Income (loss) from operations	963	(700)	205	(1,135)
Other expense:
Other expense, net	(817)	(919)	(1,681)	(1,842)
Total other expense, net	(817)	(919)	(1,681)	(1,842)
Income (loss) before income taxes	146	(1,619)	(1,476)	(2,977)
Provision for income taxes	(441)	—	(441)	—
Net loss from discontinued operations, net of tax benefit (provision) of $(441), $0, $(441), and $0, respectively	$(295)	$(1,619)	$(1,917)	$(2,977)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.

Future minimum lease payments, including interest, for the construction finance liability associated with discontinued operations as of June 30, 2025 are as follows:

Year	(in thousands)
Remainder of 2025	$2,846
2026	5,788
2027	5,961
2028	6,140
2029	6,324
Thereafter	5,963
Total future payments	$33,022

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
As of June 30, 2025, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	162	5
Arizona	22	3
Pennsylvania	21	3
West Virginia	10	1
Georgia	6	1
Ohio	6	—
Maryland	3	1
Connecticut	1	—
Colorado	—	1
Total	231	15

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

This year, we entered the THC beverage category with the launch of premium Onward cocktail alternative beverages in February and Upward energy drinks in July. Onward and Upward are Farm bill compliant non-alcoholic beverages made in the United States using naturally derived THC and CBD. These beverages are available online at drinkonward.com and in retail locations in Florida and Illinois.

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

Recent Developments
The U.S. government recently announced tariffs on goods imported from various countries, which have led to reciprocal tariffs and other trade measures. The effects from these new tariffs and trade measures did not have a material impact on our profitability in 2025. Although we are actively monitoring the tariff developments and analyzing the potential impacts, we currently do not expect them to have a material impact on our business, cost structure, or supply chain.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in our 2024 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the six months ended June 30, 2025, there were no significant changes to our critical accounting policies and estimates.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and six months ended June 30, 2025 and 2024.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended June 30,

	2025	2024	2025 vs. 2024

	(in thousands)
Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$302,086	$303,442	$(1,356)	—%
Cost of goods sold	119,160	121,794	(2,634)	(2)%
Gross profit	182,926	181,648	1,278	1%
Expenses:
Selling, general, and administrative	101,116	102,585	(1,469)	(1)%
Depreciation and amortization	29,427	28,076	1,351	5%
Impairment and other charges, net of (recoveries)	(251)	1,233	(1,484)	(120)%
Total expenses	130,292	131,894	(1,602)	(1)%
Income from operations	52,634	49,754	2,880	6%
Other income (expense):
Interest expense, net	(16,393)	(15,449)	944	6%
Interest income	3,638	4,039	(401)	(10)%
Other expense, net	(975)	(1,837)	(862)	(47)%
Total other expense, net	(13,730)	(13,247)	483	4%
Income before provision for income taxes	38,904	36,507	2,397	7%
Provision for income taxes	54,720	47,200	7,520	16%
Net loss from continuing operations	(15,816)	(10,693)	5,123	48%
Net loss from discontinued operations, net of tax benefit (provision) of $(441) and $0, respectively	(295)	(1,619)	(1,324)	(82)%
Net loss	$(16,111)	$(12,312)	$3,799	31%

Percentage of Revenue	2025	2024
Cost of goods sold	39.4%	40.1%
Gross profit	60.6%	59.9%
Selling, general, and administrative	33.5%	33.8%

Revenue

Revenue for the three months ended June 30, 2025 was $302.1 million, a decrease of $1.4 million, from $303.4 million for the three months ended June 30, 2024. The decrease was primarily driven by a $5.4 million decrease in retail revenue which was partially offset by a $4.1 million increase in wholesale and other revenue.

The decrease in retail revenue was driven by price compression partially offset by higher traffic and units sold in the current period. This was further offset by Ohio being a medical-only market in the prior year comparative period, and an adult-use and medical market in the current period.

The increase in wholesale and other revenue was primarily driven by new and expanded relationships with wholesale partners in Maryland, Ohio, and Pennsylvania.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended June 30, 2025 was $119.2 million, a decrease of $2.6 million, or 2.2%, from $121.8 million for the three months ended June 30, 2024. Lower production costs contributed to lower cost of goods sold. Cost of goods sold as a percentage of revenue was 39.4% for the three months ended June 30, 2025 as compared to 40.1% for the three months ended June 30, 2024. Gross profit for the three months ended June 30, 2025 was $182.9 million, an increase of $1.3 million, or 0.7%, from $181.6 million for the three months ended June 30, 2024. Gross profit as a percentage of revenue was 60.6% for the three months ended June 30, 2025 as compared to 59.9% for the three months ended June 30, 2024. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended June 30, 2025 was $101.1 million, a decrease of $1.5 million, or 1.4%, from $102.6 million for the three months ended June 30, 2024. Selling, general, and administrative expense as a percentage of revenues was 33.5% for the three months ended June 30, 2025, compared to 33.8% for the three months ended June 30, 2024. Selling, general, and administrative expenses was relatively consistent period to period as retail labor efficiencies were executed in 2024 and maintained through 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2025 was $29.4 million, an increase of $1.4 million, or 4.8%, from $28.1 million for the three months ended June 30, 2024.

Impairment and Other Charges, Net of (Recoveries)

Impairment and other charges, net of recoveries was a gain of $0.3 million for the three months ended June 30, 2025 compared to a loss of $1.2 million for the three months ended June 30, 2024.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2025 was $16.4 million, an increase of $0.9 million, or 6.1%, from $15.4 million for three months ended June 30, 2024.

Interest Income

Interest income for the three months ended June 30, 2025 was $3.6 million, a decrease of $0.4 million, or 9.9%, from $4.0 million for the three months ended June 30, 2024.

Other Expense, Net

Other expense, net for the three months ended June 30, 2025 was $1.0 million, a decrease of $0.9 million, from other expense, net of $1.8 million for three months ended June 30, 2024.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2025 was $54.7 million, an increase of $7.5 million, or 15.9%, from $47.2 million for the three months ended June 30, 2024. The provision for income taxes as a percentage of gross profit was 29.9% for the three months ended June 30, 2025, compared to 26.0% for the three months ended June 30, 2024. The increase in tax expense in the second quarter of 2025 was driven by an increase in gross profit for the period, as well as an increase in interest expense on uncertain tax positions.

The following table and discussion compares condensed consolidated statements of operations data for the year-to-date periods presented:

	Six Months Ended June 30,
	2025	2024	2025 vs. 2024

	(in thousands)
	Amount	Amount	Amount Change	Percentage Change
Revenue	$599,846	$601,061	$(1,215)	—%
Cost of goods sold	233,701	245,611	(11,910)	(5)%
Gross profit	366,145	355,450	10,695	3%
Expenses:
Selling, general, and administrative	219,888	203,892	15,996	8%
Depreciation and amortization	58,755	55,831	2,924	5%
Impairment and other charges, net of (recoveries)	1,542	(127)	1,669	1,314%
Total expenses	280,185	259,596	20,589	8%
Income from operations	85,960	95,854	(9,894)	(10)%
Other income (expense):
Interest expense, net	(32,688)	(30,118)	2,570	9%
Interest income	6,706	7,297	(591)	(8)%
Other expense, net	(747)	(4,580)	(3,833)	(84)%
Total other expense, net	(26,729)	(27,401)	(672)	(2)%
Income before provision for income taxes	59,231	68,453	(9,222)	(13)%
Provision for income taxes	107,184	102,635	4,549	4%
Net loss from continuing operations	(47,953)	(34,182)	13,771	40%
Net loss from discontinued operations, net of tax benefit (provision) of $(441) and $0, respectively	(1,917)	(2,977)	(1,060)	(36)%
Net loss	$(49,870)	$(37,159)	$12,711	34%

Percentage of Revenue	2025	2024
Cost of goods sold	39.0%	40.9%
Gross profit	61.0%	59.1%
Selling, general, and administrative	36.7%	33.9%

Revenue

Revenue for the six months ended June 30, 2025 was $599.8 million, a decrease of $1.2 million, or 0.2%, from $601.1 million for the six months ended June 30, 2024. The decrease was primarily driven by an $8.5 million decrease in retail revenue which was partially offset by a $7.2 million increase in wholesale and other revenue.

The decrease in retail revenue was driven by price compression partially offset by higher traffic and units sold in the current period. This was further offset by Ohio being a medical-only market in the prior year comparative period, and an adult-use and medical market in the current period.

The increase in wholesale and other revenue was primarily driven by new and expanded relationships with wholesale partners driving higher wholesale revenue in Maryland, Ohio, and Pennsylvania.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2025 was $233.7 million, a decrease of $11.9 million, or 4.8%, from $245.6 million for the six months ended June 30, 2024. Lower production costs contributed to lower cost of goods sold. Cost of goods as a percentage of revenues was 39.0% for the six months ended June 30, 2025 compared to 40.9% for the six months ended June 30, 2024. Gross profit for the six months ended June 30, 2025 was $366.1 million, an increase of $10.7 million, or 3.0%, from $355.5 million for the six months ended June 30, 2024. Gross profit as a percentage of revenue was 61.0% for the six months ended June 30, 2025 as compared to 59.1% for the six months ended June 30, 2024. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General and Administrative Expense

Selling, general, and administrative expense for the six months ended June 30, 2025 was $219.9 million, an increase of $16.0 million, or 7.8%, from $203.9 million for the six months ended June 30, 2024. Selling, general, and administrative expense as a percentage of revenue was 36.7% for the six months ended June 30, 2025, compared to 33.9% for the six months ended June 30, 2024. The increase was due to higher campaign and political contributions of $13.1 million.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2025 was $58.8 million, an increase of $2.9 million, or 5.2%, from $55.8 million for the six months ended June 30, 2024.

Impairment and Other Charges, Net of Recoveries

Impairment and other charges, net of recoveries for the six months ended June 30, 2025 was a loss of $1.5 million compared to a gain of $0.1 million for the six months ended June 30, 2024.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2025 was $32.7 million, an increase of $2.6 million, or 8.5%, from $30.1 million for six months ended June 30, 2024.

Interest Income

    Interest income for the six months ended June 30, 2025 was $6.7 million, a decrease of $0.6 million, or (8.1)%, from $7.3 million for the six months ended June 30, 2024.

Other Expense, Net

Other expense, net for the six months ended June 30, 2025 was $0.7 million, a change of $3.8 million, from other expense, net of $4.6 million for the six months ended June 30, 2024. The change is primarily a result of the provision for credit losses recorded on non-operating notes receivable in the prior year being greater than in the current year.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2025 was $107.2 million, an increase of $4.5 million, or 4.4%, from $102.6 million for the six months ended June 30, 2024. The provision for income taxes as a percentage of gross profit was 29.3% for the six months ended June 30, 2025, compared to 28.9% for the six months ended June 30, 2024. The increase in tax expense for 2025 was driven by an increase in gross profit for the period, as well as an increase in interest expense on uncertain tax positions, partially offset by the first quarter of 2024 having a one-time impact of changing certain state tax filings which required us to revalue deferred taxes in those states.

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

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2025 was $110.6 million, an increase of $3.7 million, or 3.4%, from $107.0 million for the three months ended June 30, 2024. The increase primarily resulted from improved gross profit and expense control in our core business.

Adjusted EBITDA for the six months ended June 30, 2025 was $219.8 million, an increase of $7.1 million, or 3.3%, from $212.8 million for the six months ended June 30, 2024. The increase primarily resulted from improved gross profit and expense control in our core business.

The following table presents a reconciliation of net loss attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in thousands)
Net loss attributable to common shareholders	$(13,780)	$(12,028)	$(46,650)	$(35,107)
Add (deduct) impact of:
Interest expense, net	16,393	15,449	32,688	30,118
Interest income	(3,638)	(4,039)	(6,706)	(7,297)
Provision for income taxes	54,720	47,200	107,184	102,635
Depreciation and amortization	29,427	28,076	58,755	55,831
Depreciation included in cost of goods sold	13,722	13,316	27,577	26,793
EBITDA (Non-GAAP)	96,844	87,974	172,848	172,973
Impairment and other charges, net of (recoveries)	(251)	1,233	1,542	(127)
Campaign and political contributions	4,403	5,000	27,355	14,225
Acquisition, transaction, and other non-recurring costs	1,585	4,337	4,689	8,014
Share-based compensation	6,762	4,957	10,705	10,110
Other expense, net	975	1,837	747	4,580
Discontinued operations, net of tax, attributable to common shareholders	295	1,619	1,917	2,977
Total adjustments	13,769	18,983	46,955	39,779
Adjusted EBITDA (Non-GAAP)	$110,613	$106,957	$219,803	$212,752
Adjusted EBITDA (Non-GAAP) % of Revenue	36.6%	35.2%	36.6%	35.4%

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

As of June 30, 2025, cash and cash equivalents were $392.6 million. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Equity or debt financings.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$136,831	$210,472
Net cash provided by (used in) investing activities	34,779	(51,940)
Net cash used in financing activities	(10,333)	(10,721)
Net increase in cash and cash equivalents	$161,277	$147,811

Cash Flows - Operating Activities

Net cash provided by operating activities was $136.8 million for the six months ended June 30, 2025, a decrease of $73.6 million compared to $210.5 million net cash provided by operating activities for the six months ended June 30, 2024. This decrease was primarily due to $59.3 million of tax refunds, from amended returns, related to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code, received in the first quarter of 2024, higher campaign and political contributions of $13.1 million made in the six months ended June 30, 2025 and an increase in working capital for inventory. This was partially offset by a $10.7 million improvement in gross profit driven by improved cost of goods sold.

Cash Flows - Investing Activities

Net cash provided by investing activities was $34.8 million for the six months ended June 30, 2025, a change of $86.7 million, compared to the $51.9 million net cash used in investing activities for the six months ended June 30, 2024. The increase is primarily driven by certificates of deposit that matured in the first quarter of 2025 which were entered into in the third quarter of 2024. An increase in proceeds from held for sale assets sold this year compared to the same prior year period and a decrease in current year purchases of property and equipment also contributed to the increase in net cash provided by investing activities.

Cash Flows - Financing Activities

Net cash used in financing activities was $10.3 million for the six months ended June 30, 2025, a decrease of $0.4 million, compared to $10.7 million net cash used in financing activities for the six months ended June 30, 2024.

Balance Sheet Exposure

As of June 30, 2025 and December 31, 2024, substantially all of our condensed consolidated balance sheets is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2024 Form 10-K.

Contractual Obligations

For information on our commitments for financing arrangements, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Long-Term Borrowings, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the $114.4 million increase in our uncertain tax position liabilities, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2024 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, as of June 30, 2025, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the six months ended June 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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
Item 1. Legal Proceedings.

    There are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ properties are the subject matter.

There have been no material penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this prospectus.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2024 Form 10-K includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2024 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2024 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. There have been no material changes from such risk factors during the six months ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1
Third Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025)

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

TRULIEVE CANNABIS CORP.

Date: August 6, 2025	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Ryan Blust
Ryan Blust
Interim Chief Financial Officer
(Principal Financial Officer)

Date: August 6, 2025	By:	/s/ Joy Malivuk
Joy Malivuk
Chief Accounting Officer
(Principal Accounting Officer)