Form 10-Q
period 2025-09-30
Trulieve Cannabis Corp.
filed 2025-11-05
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 31, 2025, the registrant had 167,931,952 Subordinate Voting Shares and 23,226,386 Multiple Voting Shares (on an as converted basis) outstanding.

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
ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$449,198	$238,803
Short-term investments	—	60,393
Restricted cash - current	907	907
Accounts receivable, net	10,492	8,288
Inventories	243,291	231,371
Income tax receivable	7,372	10,009
Prepaid expenses	20,670	22,959
Other current assets	22,090	26,209
Notes receivable - current portion, net	1,574	4,750
Assets associated with discontinued operations	853	868
Total current assets	756,447	604,557
Property and equipment, net	693,983	716,051
Right of use assets - operating, net	110,711	119,549
Right of use assets - finance, net	60,915	64,379
Intangible assets, net	815,308	859,483
Goodwill	483,905	483,905
Restricted cash	7,500	—
Notes receivable, net	525	528
Other assets	10,417	19,837
Long-term assets associated with discontinued operations	1,907	1,980
TOTAL ASSETS	$2,941,618	$2,870,269
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$81,283	$94,036
Deferred revenue	8,900	8,028
Notes payable - current portion	3,740	3,407
Operating lease liabilities - current portion	12,790	12,131
Finance lease liabilities - current portion	10,399	9,535
Construction finance liabilities - current portion	2,296	1,919
Contingencies	805	6,307
Liabilities associated with discontinued operations	3,920	3,129
Total current liabilities	124,133	138,492
Long-Term Liabilities:
Private placement notes, net	366,122	364,836
Notes payable, net	107,672	111,945
Operating lease liabilities	110,519	117,485
Finance lease liabilities	65,248	67,679
Construction finance liabilities	134,274	135,521
Deferred tax liabilities	181,879	196,545
Uncertain tax position liabilities	616,315	445,221
Other long-term liabilities	11,769	4,954
Long-term liabilities associated with discontinued operations	37,411	38,560
TOTAL LIABILITIES	$1,755,342	$1,621,238
Commitments and contingencies (see Note 3)
SHAREHOLDERS' EQUITY
Common stock, no par value; unlimited shares authorized; 191,144,583 and 191,005,940 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively.	$—	$—
Additional paid-in-capital	2,073,031	2,057,032
Accumulated deficit	(869,229)	(795,744)
Non-controlling interest	(17,526)	(12,257)
TOTAL SHAREHOLDERS' EQUITY	1,186,276	1,249,031
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,941,618	$2,870,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$288,187	$284,284	$888,033	$885,345
Cost of goods sold	118,330	111,006	352,031	356,617
Gross profit	169,857	173,278	536,002	528,728
Expenses:
Selling, general, and administrative	99,019	148,624	318,907	352,516
Depreciation and amortization	29,456	28,332	88,211	84,163
Impairment and other charges, net of (recoveries)	(856)	(4,296)	686	(4,423)
Total expenses	127,619	172,660	407,804	432,256
Income from operations	42,238	618	128,198	96,472
Other income (expense):
Interest expense, net	(16,086)	(17,459)	(48,774)	(47,577)
Interest income	4,394	4,202	11,100	11,499
Other expense, net	(1,245)	(198)	(1,992)	(4,778)
Total other expense, net	(12,937)	(13,455)	(39,666)	(40,856)
Income (loss) before provision for income taxes	29,301	(12,837)	88,532	55,616
Provision for income taxes	53,036	47,383	160,220	150,018
Net loss from continuing operations	(23,735)	(60,220)	(71,688)	(94,402)
Net loss from discontinued operations, net of tax benefit (provision) of $0, $0, $(441), and $0, respectively	(5,049)	(1,636)	(6,966)	(4,613)
Net loss	(28,784)	(61,856)	(78,654)	(99,015)
Less: net loss attributable to non-controlling interest from continuing operations	(1,949)	(1,643)	(5,169)	(3,695)
Net loss attributable to common shareholders	$(26,835)	$(60,213)	$(73,485)	$(95,320)

Earnings Per Share
Net loss per share - Continuing operations:
Basic and diluted	$(0.11)	$(0.32)	$(0.35)	$(0.52)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.03)	$(0.01)	$(0.04)	$(0.02)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	191,278,321	190,190,923	191,202,586	190,004,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, June 30, 2025	23,226,386	167,874,269	191,100,655	$2,067,442	$(842,394)	$(15,577)	$1,209,471
Share-based compensation	—	—	—	5,785	—	—	5,785
Subordinate Voting Shares issued under share compensation plans	—	71,743	71,743	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(27,815)	(27,815)	(196)	—	—	(196)
Net loss	—	—	—	—	(26,835)	(1,949)	(28,784)
Balance, September 30, 2025	23,226,386	167,918,197	191,144,583	$2,073,031	$(869,229)	$(17,526)	$1,186,276

Balance, June 30, 2024	23,226,386	164,098,272	187,324,658	$2,056,072	$(675,746)	$(9,933)	$1,370,393
Share-based compensation	—	—	—	5,469	—	—	5,469
Subordinate Voting Shares issued under share compensation plans	—	2,904,079	2,904,079	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(1,074,509)	(1,074,509)	(12,164)	—	—	(12,164)
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	(2,065)	—	—	(2,065)
Consolidated VIE settlement transaction	—	—	—	651	—	—	651
Net loss	—	—	—	—	(60,213)	(1,643)	(61,856)
Balance, September 30, 2024	23,226,386	165,927,842	189,154,228	$2,047,963	$(735,959)	$(11,576)	$1,300,428

	Nine Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Shareholders' Equity

Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	16,490	—	—	16,490
Subordinate Voting Shares issued under share compensation plans	—	234,049	234,049	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(95,406)	(95,406)	(491)	—	—	(491)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	(73,485)	(5,169)	(78,654)
Balance, September 30, 2025	23,226,386	167,918,197	191,144,583	$2,073,031	$(869,229)	$(17,526)	$1,186,276

Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	15,579	—	—	15,579
Subordinate Voting Shares issued under share compensation plans	—	3,030,218	3,030,218	210	—	—	210
Tax withholding related to net share settlements of equity awards	—	(1,086,738)	(1,086,738)	(12,258)	—	—	(12,258)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemable non-controlling interest mezzanine equity	—	—	—	—	—	1,504	1,504
Adjustment of redeemable non-controlling interest to maximum redemption value	—	—	—	(9,010)	—	—	(9,010)
Subordinate Voting Shares issued pursuant to redemption of non-controlling interest	—	974,930	974,930	2,471	—	—	2,471
Consolidated VIE settlement transaction	—	—	—	(4,141)	—	(2,444)	(6,585)
Net loss	—	—	—	—	(95,320)	(3,695)	(99,015)
Balance, September 30, 2024	23,226,386	165,927,842	189,154,228	$2,047,963	$(735,959)	$(11,576)	$1,300,428
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(78,654)	$(99,015)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	88,211	84,163
Depreciation included in cost of goods sold	41,526	40,098
Impairment and other charges, net of (recoveries)	2,472	(4,423)
Share-based compensation	16,490	15,579
Deferred income taxes	(14,666)	(2,676)
Other non-cash changes	15,953	14,147
Changes in operating assets and liabilities:
Inventories	(11,920)	(8,281)
Accounts receivable	(3,396)	(712)
Other assets	3,349	(6,957)
Accounts payable and accrued liabilities	(11,557)	4,632
Income tax receivable / payable	2,637	(4,337)
Other liabilities	(13,665)	(1,092)
Uncertain tax position liabilities	171,094	203,780
Proceeds received from insurance for operating expenses	5,731	5,903
Net cash provided by operating activities	213,605	240,809
Cash flows from investing activities
Purchases of property and equipment	(40,782)	(79,902)
Purchases of internal use software	(12,626)	(18,287)
Purchases of short-term investments	—	(80,000)
Maturities of short-term investments	60,000	—
Other purchases and payments	(117)	(7,647)
Other proceeds	12,920	2,402
Net cash provided by (used in) investing activities	19,395	(183,434)
Cash flows from financing activities
Payments on long-term borrowings	(7,468)	(6,363)
Payments for taxes related to net share settlement of equity awards	(491)	(12,258)
Other payments and distributions	(7,146)	(11,671)
Proceeds from equity exercises	—	210
Other proceeds	—	3,000
Net cash used in financing activities	(15,105)	(27,082)
Net increase in cash and cash equivalents	217,895	30,293
Cash, cash equivalents, and restricted cash, beginning of period	239,710	207,979
Cash and cash equivalents of discontinued operations, beginning of period	—	301
Less: cash and cash equivalents of discontinued operations, end of period	—	—
Cash, cash equivalents, and restricted cash, end of period	$457,605	$238,573

Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$41,591	$41,608
Income taxes paid, net of (refunds)	1,597	(46,748)
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$14,595	$42,881
Purchases of property and equipment in accounts payable and accrued liabilities	3,718	10,462
Operating license intangible placed into service, transfer from other assets	6,500	—
Reclassification of assets to held for sale	—	7,044
Adjustment of redeemable non-controlling interest to maximum redemption value	—	9,010

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

	September 30,
	2025	2024
Beginning of period:
Cash and cash equivalents (1)	$238,803	$201,372
Restricted cash - current	907	6,607
Cash, cash equivalents and restricted cash	$239,710	$207,979
End of period:
Cash and cash equivalents (2)	$449,198	$237,666
Restricted cash - current	907	907
Restricted cash	7,500	—
Cash, cash equivalents and restricted cash	$457,605	$238,573

(1) Excludes cash associated with discontinued operations totaling $0 and $0.3 million as of December 31, 2024 and 2023, respectively.
(2) Excludes cash associated with discontinued operations totaling $0 and $0 as of September 30, 2025 and 2024, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp., ("Trulieve," the "Company," "we," "our," or "us") has been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of September 30, 2025, and the results of its operations and cash flows for the periods ended September 30, 2025 and 2024. The results of the Company's operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full 2025 fiscal year.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on February 27, 2025. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our significant accounting policies during the nine-month period ended September 30, 2025.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the Financial Accounting Standards Board ("FASB") did not or are not believed by management to have a material effect on the Company’s present or future financial statements or disclosures.

ASU 2025-05 - In July 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating credit losses on current accounts receivable and contract assets arising from revenue transactions under Accounting Standards Codification ("ASC") 606, including those acquired in business combinations. Entities may assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. The guidance is effective for interim and annual periods beginning after December 15, 2025, and is to be adopted prospectively. We are currently evaluating the impact of this guidance, but do not expect it to have a material effect on our condensed consolidated financial statements.

ASU 2025-06 - In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment modernizes the accounting for internal-use software by removing references to prescriptive development stages and introducing a principles-based capitalization framework. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements and related disclosures.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	September 30, 2025	December 31, 2024

	(in thousands)
Raw materials
Cannabis plants	$17,445	$20,986
Packaging and supplies	26,049	30,208
Total raw materials	43,494	51,194
Work in process	139,673	125,168
Finished goods - unmedicated	6,550	6,354
Finished goods - medicated	53,574	48,655
Total inventories	$243,291	$231,371

Notes Receivable

	September 30, 2025	December 31, 2024

	(in thousands)
Notes receivable, gross	$6,992	$12,494
Less: allowance for credit losses	(4,893)	(7,216)
Less: current portion of notes receivable	(1,574)	(4,750)
Notes receivable, net	$525	$528

The provision for credit losses is recorded to other expense, net on the condensed consolidated statements of operations and was $1.5 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively, and was $2.7 million and $5.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of:

	Fair Value Hierarchy Level (1)	September 30, 2025	December 31, 2024

Financial Assets:
Money market funds (2)	Level 1	$442,221	$204,314
Certificates of deposit (3)	Level 1	—	60,393
Total financial assets		$442,221	$264,707
Financial Liabilities:
Interest rate swap (4)	Level 2	$1,727	$1,011

(1) There were no transfers between hierarchy levels during the periods ending September 30, 2025 or December 31, 2024.
(2) Interest income from money market funds was $4.2 million and $3.0 million for the three months ended September 30, 2025 and 2024, respectively, and was $10.5 million and $9.6 million for the nine months ended September 30, 2025 and 2024, respectively.

(3) The certificates of deposit outstanding at December 31, 2024 matured in the first quarter of 2025. Interest income from certificates of deposit was $0.1 million for the three and nine months ended September 30, 2025 and was $0.9 million for the three and nine months ended September 30, 2024.

(4) The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.
Shared Based Compensation

Stock Options

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2025:

Number of options
Outstanding options, beginning of period	4,636,067
Granted (1)	2,141,172
Exercised	(155,013)
Forfeited	(180,142)
Expired	(881,927)
Outstanding options, end of period	5,560,157
Vested and exercisable options, end of period	2,964,839

(1) The weighted average exercise price for stock options granted was $4.03.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2025:

Number of restricted stock units
Unvested balance, beginning of period	3,179,644
Granted (1)	5,795,828
Vested	(220,371)
Forfeited	(424,790)
Unvested balance, end of period	8,330,311

(1) The weighted average grant date fair value of RSUs granted was $3.98.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Retail	$270,789	$269,237	$836,638	$843,544
Wholesale and other	17,398	15,047	51,395	41,801
Total revenue	$288,187	$284,284	$888,033	$885,345

Commitments and Contingencies

Operating Licenses

Although the possession, cultivation, and distribution of cannabis is permitted for medical and/or adult use in the states in which the Company operates, cannabis is a Schedule-I controlled substance and its use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal law regarding cannabis would likely result in the Company’s inability to proceed with the Company's business plans. In addition, the Company’s assets, including cash and cash equivalents, real property, equipment, and other goods, could be subject to asset forfeiture because cannabis is still federally illegal.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2025 and December 31, 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

As of September 30, 2025 and December 31, 2024, $0.8 million and $6.3 million, respectively, were included in contingent liabilities on the condensed consolidated balance sheets related to various pending litigation claims as the loss is probable and can be estimated.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of the acquisition nor as of September 30, 2025 and December 31, 2024, based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

Lease Guarantee

In 2022, the Company terminated a cultivation lease resulting in the Company being relieved of its primary obligation under this lease. As a result of the lease termination, a new tenant executed a new lease for the same property with the Company becoming secondarily liable. In the second quarter of 2025, the tenant defaulted on the lease obligation and not until this time did payment of the guaranteed amount become probable. An additional liability of $6.5 million was recorded to current and other long-term liabilities on the condensed consolidated balance sheets.

NOTE 4. LONG-TERM BORROWINGS

Private Placement Notes

Private placement notes payable consisted of the following as of:

	September 30, 2025	December 31, 2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2026 Notes - Tranche One	$293,000	$293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	75,000	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	368,000	368,000
Less: unamortized debt discount and issuance costs	(1,878)	(3,164)
Less: current portion of private placement notes	—	—
Private placement notes, net	$366,122	$364,836

Notes Payable

Notes payable consisted of the following as of:

	September 30, 2025	December 31, 2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022 (4)	$67,024	$68,377	(4)	7.87%	1/1/2028
Notes dated December 22, 2023	24,039	24,468	8.31%	8.48%	12/22/2028
Notes dated December 22, 2022 (5)	15,920	18,012	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021	4,826	5,193	8.14%	8.29%	11/1/2027
Total mortgage notes payable	111,809	116,050
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (2)	998	1,027	(2)	(2)	(2)
Total promissory notes payable	998	1,027
Total notes payable (3)	112,807	117,077
Less: unamortized debt discount and issuance costs	(1,395)	(1,725)
Less: current portion of notes payable	(3,740)	(3,407)
Notes payable, net	$107,672	$111,945

(1) Underlying assets are pledged as collateral for the mortgage notes payable.
(2) Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.41% as of September 30, 2025. Maturity dates range from April 27, 2026 to October 24, 2026.
(3) Notes payable are subordinated to the private placement notes.
(4) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes.

(5) Restricted cash of $7.5 million is held in an interest bearing compensating balance account until the note is repaid in full.

Construction Finance Liabilities

Total construction finance liabilities were $136.6 million and $137.4 million as of September 30, 2025 and December 31, 2024, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 15.2 years.

Financial and Other Covenants

Certain long-term borrowing agreements contain various operating and financial covenants as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of September 30, 2025 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2025	$—	$890	$4,424	$5,314
2026	368,000	4,789	18,013	390,802
2027	—	7,744	18,519	26,263
2028	—	85,789	19,039	104,828
2029	—	836	19,574	20,410
Thereafter	—	12,759	263,810	276,569
Total	$368,000	$112,807	$343,379	$824,186

NOTE 5. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator	(in thousands, except for per share data)
Continuing operations
Net loss from continuing operations	$(23,735)	$(60,220)	$(71,688)	$(94,402)
Less: net loss attributable to non-controlling interest	(1,949)	(1,643)	(5,169)	(3,695)
Adjustment of redeemable non-controlling interest to maximum redemption value	—	2,065	—	9,010
Net loss from continuing operations available to common shareholders	$(21,786)	$(60,642)	$(66,519)	$(99,717)
Discontinued operations
Net loss from discontinued operations, net of tax (provision) benefit of $0, $0, $(441), and $0, respectively, attributable to common shareholders	$(5,049)	$(1,636)	$(6,966)	$(4,613)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	191,278,321	190,190,923	191,202,586	190,004,261
Loss per share - Continuing operations
Basic and diluted loss per share	$(0.11)	$(0.32)	$(0.35)	$(0.52)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.04)	$(0.02)

(1) Potentially dilutive securities representing 13.9 million and 10.6 million shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2025 and 2024, respectively, as their effect would have been antidilutive.

As of September 30, 2025, there were approximately 191.1 million shares of Subordinate Voting Shares and Multiple Voting Shares issued and outstanding, which excluded 0.2 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030 or December 1, 2031.

As of September 30, 2025, there were 9,496 warrants outstanding, each exercisable for one Subordinate Voting Share at an exercise price of $23.76, with an expiration date of December 30, 2025.

NOTE 6. INCOME TAXES

The following table summarizes the Company’s income tax expense and effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Income (loss) before provision for income taxes	$29,301	$(12,837)	$88,532	$55,616
Provision for income taxes	$53,036	$47,383	$160,220	$150,018
Effective tax rate	181%	(369%)	181%	270%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods presented:

	September 30, 2025
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$742,649	$674,668
Reductions based on tax positions related to the prior year	(454)	(4,137)
Additions based on tax positions related to the current year	32,103	98,304
Additions based on tax positions related to the prior years	—	5,463
Balance, end of period	$774,298	$774,298

A reconciliation of the beginning and ending amount of uncertain tax position liabilities, net for the periods presented:

	September 30, 2025
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$559,665	$445,221
Reductions based on tax positions related to the prior year	—	(6,107)
Additions based on tax positions related to the current year	34,622	103,877
Additions based on tax positions related to the prior year	—	5,463
Reclass tax payments on deposit	8,229	32,517
Interest recorded in income tax expense, net of reversals (1)	13,799	35,344
Balance, end of period (2) (3)	$616,315	$616,315

(1) Amounts represent the interest recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2) The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. Of the $616.3 million in uncertain tax position liabilities, net, $580.0 million is related to this tax position. The ending balance includes uncertain tax position liabilities which are being offset by $88.5 million of previous tax payments that remain on deposit as of September 30, 2025.

(3) The ending balance includes accrued interest of $64.9 million as of September 30, 2025. Of the $64.9 million in accrued interest, $56.4 million relates to the Company's IRC Section 280E tax position.

The Company recorded interest on uncertain tax positions totaling $13.8 million and $7.7 million for the three months ended September 30, 2025 and 2024, respectively, and $35.3 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

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

In September 2025, the IRS issued Revenue Agent Reports ("RARs") proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. Those protests reflect legal arguments that Trulieve believes have merit. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities;  however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (the "OBBBA") which includes both tax and non-tax provisions. The changes resulting from the tax provisions in the OBBBA have not had a material impact on the Company’s condensed consolidated financial statements as of September 30, 2025.

NOTE 7. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities ("VIEs") for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds an ownership interest in these entities ranging from 0% to 95%, either directly or through a proxy as of September 30, 2025.
The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of the periods indicated and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	September 30, 2025	December 31, 2024

	(in thousands)
Current assets:
Cash	$931	$420
Accounts receivable, net	1,691	721
Inventories	4,788	901
Prepaid expenses	386	160
Total current assets	7,796	2,202
Property and equipment, net	4,089	1,228
Intangible assets, net	1,900	2,028
Other assets	477	355
Total assets	$14,262	$5,813
Current liabilities:
Accounts payable and accrued liabilities	$798	$371
Total current liabilities	798	371
Total liabilities	$798	$371

NOTE 8. RELATED PARTIES

In 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, and recorded to selling, general, and administrative expenses on the condensed consolidated statements of operations.

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

	September 30, 2025	December 31, 2024

	(in thousands)
Right-of-use assets, net	$481	$582
Lease liabilities:
Lease liabilities - current portion	$155	$142
Lease liabilities	365	482
Total related parties lease liabilities	$520	$624

Lease expense recognized on leases with related parties was $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively, and $0.2 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively, and recorded to cost of goods sold and selling, general, and administrative expenses on the condensed consolidated statements of operations.

NOTE 9. DISCONTINUED OPERATIONS

The following table summarizes the Company's loss from discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Expenses:
Operating expenses	$763	$731	$2,275	$1,866
Loss on lease terminations, net	3,503	—	1,786	—
Total expenses	4,266	731	4,061	1,866
Income (loss) from operations	(4,266)	(731)	(4,061)	(1,866)
Other expense:
Other expense, net	(783)	(905)	(2,464)	(2,747)
Total other expense, net	(783)	(905)	(2,464)	(2,747)
Income (loss) before income taxes	(5,049)	(1,636)	(6,525)	(4,613)
Provision for income taxes	—	—	(441)	—
Net loss from discontinued operations, net of tax benefit (provision) of $0, $0, $(441), and $0, respectively	$(5,049)	$(1,636)	$(6,966)	$(4,613)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.
Construction Finance Liability

Future minimum lease payments, including interest, for the construction finance liability associated with discontinued operations as of September 30, 2025 are as follows:

Year	(in thousands)
Remainder of 2025	$1,428
2026	5,788
2027	5,961
2028	6,140
2029	6,324
Thereafter	5,963
Total future payments	$31,604

NOTE 10. SUBSEQUENT EVENTS

On November 4, 2025, the Company issued a notice of redemption for all of its outstanding 8% 2026 Notes due October 6, 2026 (the “2026 Notes”), in an aggregate principal amount of USD $368.0 million. The scheduled redemption date is December 5, 2025 and the redemption price for the 2026 Notes is 100% of the principal amount redeemed, plus accrued and unpaid interest.

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
As of September 30, 2025, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	162	5
Arizona	22	3
Pennsylvania	21	3
West Virginia	10	1
Ohio	7	—
Georgia	6	1
Maryland	3	1
Connecticut	1	—
Colorado	—	1
Total	232	15

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

Recent Developments
Tariffs
The U.S. government recently announced tariffs on goods imported from various countries, which have led to reciprocal tariffs and other trade measures. The effects from these new tariffs and trade measures did not have a material impact on our profitability in the first nine months of 2025. Although we are actively monitoring the tariff developments and analyzing the potential impacts, we currently do not expect them to have a material impact on our business, cost structure, or supply chain.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in our 2024 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the nine months ended September 30, 2025, there were no significant changes to our critical accounting policies and estimates.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and nine months ended September 30, 2025 and 2024.
The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended September 30,

	2025	2024	2025 vs. 2024

	(in thousands)
Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$288,187	$284,284	$3,903	1%
Cost of goods sold	118,330	111,006	7,324	7%
Gross profit	169,857	173,278	(3,421)	(2)%
Expenses:
Selling, general, and administrative	99,019	148,624	(49,605)	(33)%
Depreciation and amortization	29,456	28,332	1,124	4%
Impairment and other charges, net of (recoveries)	(856)	(4,296)	(3,440)	(80)%
Total expenses	127,619	172,660	(51,921)	(30)%
Income from operations	42,238	618	48,500	7,848%
Other income (expense):
Interest expense, net	(16,086)	(17,459)	(1,373)	(8)%
Interest income	4,394	4,202	192	5%
Other expense, net	(1,245)	(198)	1,047	529%
Total other expense, net	(12,937)	(13,455)	(518)	(4)%
Income (loss) before provision for income taxes	29,301	(12,837)	42,138	328%
Provision for income taxes	53,036	47,383	5,653	12%
Net loss from continuing operations	(23,735)	(60,220)	(36,485)	(61)%
Net loss from discontinued operations, net of tax benefit (provision) of $0 and $0, respectively	(5,049)	(1,636)	3,413	209%
Net loss	$(28,784)	$(61,856)	$(33,072)	(53)%

Percentage of Revenue	2025	2024
Cost of goods sold	41.1%	39.0%
Gross profit	58.9%	61.0%
Selling, general, and administrative	34.4%	52.3%

Revenue

Revenue for the three months ended September 30, 2025 was $288.2 million, an increase of $3.9 million, from $284.3 million for the three months ended September 30, 2024. The increase in revenue was driven by a $1.6 million increase in retail revenue and a $2.4 million increase in wholesale and other revenue.

The increase in revenue was driven by new store openings, adult use sales in Ohio and wholesale growth, which was partially offset by price compression.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 30, 2025 was $118.3 million, an increase of $7.3 million from $111.0 million for the three months ended September 30, 2024. Cost of goods sold as a percentage of revenue was 41.1% for the three months ended September 30, 2025 as compared to 39.0% for the three months ended September 30, 2024, which was driven by price compression, partly offset by lower production costs. Gross profit for the three months ended September 30, 2025 was $169.9 million, a decrease of $3.4 million from $173.3 million for the three months ended September 30, 2024. Gross profit as a percentage of revenue was 58.9% for the three months ended September 30, 2025 as compared to 61.0% for the three months ended September 30, 2024. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended September 30, 2025 was $99.0 million, a decrease of $49.6 million from $148.6 million for the three months ended September 30, 2024. Selling, general, and administrative expense as a percentage of revenues was 34.4% for the three months ended September 30, 2025, compared to 52.3% for the three months ended September 30, 2024. The decrease in the current period expenditures compared to the prior year comparable period reflects lower campaign and political contributions, totaling $6.3 million in the current period compared to $48.4 million in the prior year period, in addition to general operating expense reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2025 was $29.5 million, an increase of $1.1 million from $28.3 million for the three months ended September 30, 2024.

Impairment and Other Charges, Net of (Recoveries)

Impairment and other charges, net of recoveries was a gain of $0.9 million for the three months ended September 30, 2025 compared to a gain of $4.3 million for the three months ended September 30, 2024.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2025 was $16.1 million, a decrease of $1.4 million from $17.5 million for three months ended September 30, 2024.

Interest Income

Interest income for the three months ended September 30, 2025 was $4.4 million, an increase of $0.2 million from $4.2 million for the three months ended September 30, 2024.

Other Expense, Net

Other expense, net for the three months ended September 30, 2025 was $1.2 million, an increase of $1.0 million from $0.2 million for three months ended September 30, 2024.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2025 was $53.0 million, an increase of $5.7 million from $47.4 million for the three months ended September 30, 2024. The provision for income taxes as a percentage of gross profit was 31.2% for the three months ended September 30, 2025, compared to 27.3% for the three months ended September 30, 2024. The increase in tax expense in the third quarter of 2025 was driven by an increase in interest expense on uncertain tax positions.

The following table and discussion compares condensed consolidated statements of operations data for the year-to-date periods presented:

	Nine Months Ended September 30,
	2025	2024	2025 vs. 2024

	(in thousands)
	Amount	Amount	Amount Change	Percentage Change
Revenue	$888,033	$885,345	$2,688	—%
Cost of goods sold	352,031	356,617	(4,586)	(1)%
Gross profit	536,002	528,728	7,274	1%
Expenses:
Selling, general, and administrative	318,907	352,516	(33,609)	(10)%
Depreciation and amortization	88,211	84,163	4,048	5%
Impairment and other charges, net of (recoveries)	686	(4,423)	5,109	116%
Total expenses	407,804	432,256	(24,452)	(6)%
Income from operations	128,198	96,472	31,726	33%
Other income (expense):
Interest expense, net	(48,774)	(47,577)	1,197	3%
Interest income	11,100	11,499	(399)	(3)%
Other expense, net	(1,992)	(4,778)	(2,786)	(58)%
Total other expense, net	(39,666)	(40,856)	(1,190)	(3)%
Income before provision for income taxes	88,532	55,616	32,916	59%
Provision for income taxes	160,220	150,018	10,202	7%
Net loss from continuing operations	(71,688)	(94,402)	(22,714)	(24)%
Net loss from discontinued operations, net of tax benefit (provision) of $(441) and $0, respectively	(6,966)	(4,613)	2,353	51%
Net loss	$(78,654)	$(99,015)	$(20,361)	(21)%

Percentage of Revenue	2025	2024
Cost of goods sold	39.6%	40.3%
Gross profit	60.4%	59.7%
Selling, general, and administrative	35.9%	39.8%

Revenue

Revenue for the nine months ended September 30, 2025 was $888.0 million, an increase of $2.7 million from $885.3 million for the nine months ended September 30, 2024. The increase was primarily driven by a $9.6 million increase in wholesale and other revenue, which was partially offset by a $6.9 million decrease in retail revenue.

The increase in wholesale and other revenue was primarily driven by new and expanded relationships with wholesale partners driving higher wholesale revenue in Maryland, Ohio, and Pennsylvania.

The decrease in retail revenue was driven by price compression, partially offset by higher traffic and units sold in the current period. The increase in traffic and units sold was partially driven by higher retail sales in the current period in Ohio due to Ohio being a medical-only market in the prior year comparative period and an adult-use and medical market in the current period.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2025 was $352.0 million, a decrease of $4.6 million from $356.6 million for the nine months ended September 30, 2024. Lower production costs contributed to lower cost of goods sold. Cost of goods as a percentage of revenues was 39.6% for the nine months ended September 30, 2025 compared to 40.3% for the nine months ended September 30, 2024. Gross profit for the nine months ended September 30, 2025 was $536.0 million, an increase of $7.3 million from $528.7 million for the nine months ended September 30, 2024. Gross profit as a percentage of revenue was 60.4% for the nine months ended September 30, 2025 as compared to 59.7% for the nine months ended September 30, 2024. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General and Administrative Expense

Selling, general, and administrative expense for the nine months ended September 30, 2025 was $318.9 million, a decrease of $33.6 million from $352.5 million for the nine months ended September 30, 2024. Selling, general, and administrative expense as a percentage of revenue was 35.9% for the nine months ended September 30, 2025, compared to 39.8% for the nine months ended September 30, 2024. The decrease in the current period expenditures compared to the prior year period primarily reflects lower campaign and political contributions, totaling $33.7 million in the current period versus $62.7 million in the prior year period, in addition to general operating expense reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2025 was $88.2 million, an increase of $4.0 million from $84.2 million for the nine months ended September 30, 2024. The increase was primarily attributable to higher amortization expense driven by investments in internal-use software.

Impairment and Other Charges, Net of Recoveries

Impairment and other charges, net of recoveries for the nine months ended September 30, 2025 was a loss of $0.7 million compared to a gain of $4.4 million for the nine months ended September 30, 2024.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2025 was $48.8 million, an increase of $1.2 million from $47.6 million for nine months ended September 30, 2024.

Interest Income

    Interest income for the nine months ended September 30, 2025 was $11.1 million, a decrease of $0.4 million from $11.5 million for the nine months ended September 30, 2024.

Other Expense, Net

Other expense, net for the nine months ended September 30, 2025 was $2.0 million, a decrease of $2.8 million, from other expense, net of $4.8 million for the nine months ended September 30, 2024. The change is primarily a result of the provision for credit losses recorded on non-operating notes receivable in the prior year being greater than in the current year.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2025 was $160.2 million, an increase of $10.2 million from $150.0 million for the nine months ended September 30, 2024. The provision for income taxes as a percentage of gross profit was 29.9% for the nine months ended September 30, 2025, compared to 28.4% for the nine months ended September 30, 2024. The increase in tax expense for 2025 was driven by an increase in gross profit for the period, as well as an increase in interest expense on uncertain tax positions, partially offset by the first quarter of 2024.

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

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2025 was $102.7 million, an increase of $6.6 million from $96.1 million for the three months ended September 30, 2024. The increase primarily resulted from improved expense control in our core business.

Adjusted EBITDA for the nine months ended September 30, 2025 was $322.5 million, an increase of $13.6 million from $308.8 million for the nine months ended September 30, 2024. The increase primarily resulted from improved gross profit and expense control in our core business.

The following table presents a reconciliation of net loss attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

	(in thousands)
Net loss attributable to common shareholders	$(26,835)	$(60,213)	$(73,485)	$(95,320)
Add (deduct) impact of:
Interest expense, net	16,086	17,459	48,774	47,577
Interest income	(4,394)	(4,202)	(11,100)	(11,499)
Provision for income taxes	53,036	47,383	160,220	150,018
Depreciation and amortization	29,456	28,332	88,211	84,163
Depreciation included in cost of goods sold	13,949	13,305	41,526	40,098
EBITDA (Non-GAAP)	81,298	42,064	254,146	215,037
Impairment and other charges, net of (recoveries)	(856)	(4,296)	686	(4,423)
Campaign and political contributions	6,330	48,429	33,685	62,654
Acquisition, transaction, and other non-recurring costs	3,825	2,586	8,514	10,600
Share-based compensation	5,785	5,469	16,490	15,579
Other expense, net	1,245	198	1,992	4,778
Discontinued operations, net of tax, attributable to common shareholders	5,049	1,636	6,966	4,613
Total adjustments	21,378	54,022	68,333	93,801
Adjusted EBITDA (Non-GAAP)	$102,676	$96,086	$322,479	$308,838
Adjusted EBITDA (Non-GAAP) % of Revenue	35.6%	33.8%	36.3%	34.9%

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations and capital spending through cash flows from product sales, third-party debt, proceeds from the sale of our capital stock and loans from affiliates and entities controlled by our affiliates. We are generating cash from operations and are deploying our capital reserves to acquire and develop assets capable of producing additional revenues to support our business growth when advisable. Our current principal sources of liquidity are our cash and cash equivalents provided by our operations as well as debt and equity offerings. The Company has generated, and expects to continue to generate, additional cash from operations. Cash and cash equivalents consist primarily of cash on deposit with banks and money market funds.

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

As of September 30, 2025, cash and cash equivalents were $449.2 million. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Debt or equity financings.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024

	(in thousands)
Net cash provided by operating activities	$213,605	$240,809
Net cash provided by (used in) investing activities	19,395	(183,434)
Net cash used in financing activities	(15,105)	(27,082)
Net increase in cash and cash equivalents	$217,895	$30,293

Cash Flows - Operating Activities

Net cash provided by operating activities was $213.6 million for the nine months ended September 30, 2025, a decrease of $27.2 million compared to $240.8 million net cash provided by operating activities for the nine months ended September 30, 2024. This decrease was primarily due to $59.3 million of tax refunds from amended returns related to the Company's position that it does not owe taxes attributable to the application of Section 280E of the Internal Revenue Code received in the first quarter of 2024 and an increase in working capital for inventory and accounts payable in the current period. This was partially offset by a decrease in campaign and political contributions of $29.0 million compared to the prior period.

Cash Flows - Investing Activities

Net cash provided by investing activities was $19.4 million for the nine months ended September 30, 2025, compared to the $183.4 million net cash used in investing activities for the nine months ended September 30, 2024. The change in net cash provided by investing activities was primarily driven by certificates of deposit entered into in the third quarter of 2024 which matured in the first quarter of 2025. Additionally, higher proceeds from asset sales and a reduction in capital expenditures in the current period contributed to the change in net cash provided by investing activities.

Cash Flows - Financing Activities

Net cash used in financing activities was $15.1 million for the nine months ended September 30, 2025, a decrease of $12.0 million, compared to $27.1 million net cash used in financing activities for the nine months ended September 30, 2024. The decrease was primarily driven by payments made in the prior period for taxes related to net share settlement of equity awards and the consolidated VIE settlement transaction.

Balance Sheet Exposure

As of September 30, 2025 and December 31, 2024, substantially all of our condensed consolidated balance sheets is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2024 Form 10-K.

Contractual Obligations

For information on our commitments for financing arrangements, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Long-Term Borrowings, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the $171.1 million increase in our uncertain tax position liabilities, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2024 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation with the participation of our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer have concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the nine months ended September 30, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable, not absolute, assurance that the objectives of the control system are met. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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
Item 1. Legal Proceedings.

    There are no actual or to our knowledge contemplated legal proceedings material to us or to which any of our or any of our subsidiaries’ properties are the subject matter, other than the following matter.

In September 2025, the IRS issued RARs proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. Those protests reflect legal arguments that Trulieve believes have merit. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities;  however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

There have been no material penalties or sanctions imposed against the Company by a court or regulatory authority, and the Company has not entered into any material settlement agreements before any court relating to provincial or territorial securities legislation or with any securities regulatory authority, in the three years prior to the date of this prospectus, other than the matter discussed above.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2024 Form 10-K includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2024 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2024 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. There have been no material changes from such risk factors during the nine months ended September 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description

10.1 ‡
Executive Employment Agreement, dated September 8, 2025, by and between Trulieve Cannabis Corp. and Jan Reese (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2025)

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

TRULIEVE CANNABIS CORP.

Date: November 5, 2025	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Jan Reese
Jan Reese
Chief Financial Officer
(Principal Financial Officer)

Date: November 5, 2025	By:	/s/ Joy Malivuk
Joy Malivuk
Chief Accounting Officer
(Principal Accounting Officer)