Form 10-K
period 2025-12-31
Trulieve Cannabis Corp.
filed 2026-02-26
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

3494 Martin Hurst Road
Tallahassee, FL 32312
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

The aggregate market value of the Subordinate Voting Shares, Multiple Voting Shares, and Super Voting Shares (on an as converted basis, based on the closing price of these shares on the Canadian Securities Exchange) on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, held by non-affiliates was $0.60 billion.

As of February 19, 2026, there were 169,080,759 Subordinate Voting Shares, 23,226,386 Multiple Voting Shares (on an as converted basis) and zero Super Voting Shares (on an as converted basis) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”). The 2026 Proxy Statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days after December 31, 2025, the end of the registrant’s fiscal year.

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

The Company qualifies as a well‑known seasoned issuer ("WKSI") under National Instrument 44‑102 ("NI 44-102") and is eligible to file a WKSI base shelf prospectus in Canada. The Company is a well‑known seasoned issuer, an eligible issuer, and is not an investment fund, as defined under NI 44‑102.

Trulieve is a vertically integrated cannabis company and multi-state operator with operations in nine states. Headquartered in Tallahassee, Florida, we are the largest cannabis retailer in the United States with market leading retail operations in Arizona, Florida, Georgia, Pennsylvania, and West Virginia. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education and expansion of our distribution network.

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

As of December 31, 2025, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	162	5
Arizona	22	3
Pennsylvania	21	3
West Virginia	10	1
Ohio	8	—
Georgia	6	1
Maryland	3	1
Connecticut	1	—
Colorado	—	1
Total	233	15

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

Customer Engagement

Trulieve’s customer engagement activities are designed to foster deep connections with medical patients and adult use customers in person and online. Through educational events, local partnerships and charitable giving, Trulieve supports community activity while raising awareness for the many benefits of cannabis.

Community engagement is rooted in our commitment to four pillars of purpose: helping patients, serving veterans, assisting seniors, and promoting restorative justice. Compassionate outreach to patients and physicians includes personalized consultations, educational workshops, and resources to empower patients, physicians, and caregivers with knowledge about wellness strategies and treatment options. Trulieve is committed to serving unique patient populations including veterans and seniors. We partner with veteran organizations to raise awareness of the need for access to medical cannabis to directly address issues such as post-traumatic stress disorder, chronic pain, and mental health. Our advocacy efforts include raising awareness about veterans’ healthcare needs and supporting initiatives that expand access to medical cannabis. We provide tailored educational resources to address common concerns about cannabis use in older adults, including potential benefits for age-related conditions, helping seniors make informed decisions to enhance their overall well-being. Recognizing the need for restorative justice within the cannabis industry, Trulieve works alongside advocacy groups and partner brands to aid those disproportionately affected by cannabis prohibition.

Investments in Infrastructure and Technology

We have made significant investments in developing and deploying technology and data platforms designed to support scaled operations and growth in customers served and units sold. Marketing technology enables personalized customer communication, allows seamless product browsing and online reservation, and creates exceptional experiences throughout the customer journey. We interact with customers and physicians through a variety of methods including email, mobile app, social media, online chat, text and telephone. In all markets, Trulieve offers a customer rewards program featuring fully stackable and portable points as appropriate within existing regulatory frameworks. Through our customer data platform, we can analyze data to discern customer preferences, patterns, and trends which inform our product mix and allocation, promotional strategies, and outreach. Investments in our enterprise-grade platforms enable greater sophistication across production, retail, and wholesale operations and numerous support functions including accounting and finance, human resources, legal and compliance. We believe infrastructure and data capabilities are prerequisites for long term success in an increasingly competitive and integrated commerce environment.

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

The registered office of the Company is located at Suite 2700, The Stack, 1133 Melville Street, Vancouver, British Columbia, V6E 4E5. The head office is located at 3494 Martin Hurst Road, Tallahassee, Florida, 32312.

Inter-Corporate Relationships

Trulieve has three material subsidiaries, being Trulieve US, a Florida company, Trulieve Holdings, Inc. (“Trulieve Holdings”), a Delaware company, and Harvest Health & Recreation Inc. (“HHR”), a British Columbia company, all of which are directly wholly-owned by Trulieve. The board of directors and executive officers of each of Trulieve US, Trulieve Holdings and HHR are: Kim Rivers (director and president) and Eric Powers (director and secretary/treasurer).

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

Recent Developments

In December 2025, the Company received conditional approval from the Texas Department of Public Safety for a Dispensing Organization license under the Texas Compassionate Use Program. The license, which remains subject to final regulatory approval, would permit the Company to cultivate, manufacture, and distribute medical cannabis products to eligible patients in Texas. The Company is engaged in the remaining steps of the licensing process and, pending final approval, intends to commence operations in the state consistent with applicable regulatory requirements.

In December 2025, the federal government announced its intention, through the Executive Order signed by President Donald Trump, to fast-track the reclassification of marijuana to Schedule III under the Controlled Substances Act. Reclassification, if implemented, would acknowledge the medical uses of cannabis and reduce barriers to scientific research in the United States. The Company continues to monitor the federal rescheduling process and evaluate potential implications for its operations, tax position, and regulatory environment.

In December 2025, the Company completed the full redemption of its outstanding 8.0% Senior Secured Notes due 2026, retiring the entire $368.0 million principal amount. Total cash used for the redemption was approximately $373.0 million, reflecting the principal repaid along with accrued and unpaid interest through the December 5, 2025 redemption date.

In December 2025, the Company fully repaid its Blue Ridge Bank mortgage note, originally due December 22, 2032. Total cash paid was approximately $15.8 million, which included $8.3 million cash from operations and $7.5 million in restricted escrow cash.

In December 2025, the Company closed a private placement of 10.5% Senior Secured Notes due 2030, issuing the notes at par for aggregate gross proceeds of approximately $140.0 million. In January 2026, the Company closed an additional private placement of 10.5% Senior Secured Notes due 2030, issuing a second tranche of notes for aggregate gross proceeds of approximately $60.0 million. The notes are senior secured obligations of the Company, bear interest at a rate of 10.5% per annum payable semi‑annually, and mature on December 17, 2030. The notes are redeemable, in whole or in part, on or after December 17, 2027 at the applicable redemption prices set forth in the governing indenture. The Company intends to use the net proceeds for capital expenditures and general corporate purposes.

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

Federal Regulation of Cannabis in the United States

The United States federal government regulates drugs in large part through the Controlled Substances Act ("CSA"). Cannabis ("marihuana" or "marijuana" in the CSA), which refers to certain parts and derivatives of the cannabis plant, is classified as a Schedule I controlled substance. As a Schedule I controlled substance, the Drug Enforcement Administration ("DEA") considers cannabis to have a high potential for abuse, no currently accepted medical use in treatment in the United States, and a lack of accepted safety for use of the drug under medical supervision. Under federal law, cannabis and cannabis-related products having a concentration of delta-9 tetrahydrocannabinol ("THC") of more than 0.3% are considered "marihuana", a Schedule I controlled substance, while those with a THC concentration of 0.3% or less are classified as hemp, which is not scheduled under the CSA. The scheduling of cannabis as a Schedule I controlled substance is inconsistent with the US Department of Health and Human Services' ("HHS") recent recommendation to reclassify cannabis to Schedule III based on its conclusion that it has medical use in treatment in the United States and a lower potential for abuse than drugs in Schedule I and Schedule II. Moreover, as of December 31, 2025, despite the conflict with U.S. federal law, nearly all states and Puerto Rico have legalized cannabis for medical use. Cannabis is legal for adult-use in 24 states plus the District of Columbia, Guam, the Commonwealth of the Northern Mariana Islands, and the U.S. Virgin Islands.

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

On January 20, 2025, President Donald J. Trump was sworn in as the 47th President of the United States. On December 18, 2025, President Trump published an executive order titled "Increasing Medical Marijuana and Cannabidiol Research" directing the Attorney General to complete the rulemaking process related to rescheduling marijuana to Schedule III under the CSA.

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

Moreover, medical cannabis businesses receive a measure of protection from federal prosecution by operation of temporary appropriations measures that have been enacted into law as amendments (or “riders”) to federal spending bills passed by Congress and signed by Presidents Obama, Trump, and Biden. Every fiscal year since 2015, Congress has passed an appropriations “rider” barring the DOJ from expending taxpayer funds to enforce any law that interferes with a state’s implementation of its own medical cannabis laws. The rider, known as the “Rohrbacher-Farr” amendment, has been included in multiple budgets passed by successive Congresses controlled by both major political parties. Most recently, the medical cannabis appropriations rider was temporarily extended through January 30, 2026 through the signing of the “Continuing Appropriations and Other Extensions Act 2026,” but its inclusion or non-inclusion in the future is subject to political change.

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

Compliance with Applicable State Law in the United States

The Company is classified as having “direct” involvement in the United States cannabis industry and we believe that we are in compliance with applicable state laws, as well as related licensing requirements and the regulatory frameworks enacted in the states we operate in. We use reasonable commercial efforts to ensure that our business remains compliant with applicable licensing requirements and the regulatory frameworks enacted by Arizona, Colorado, Connecticut, Florida, Georgia, Maryland, Ohio, Pennsylvania, and West Virginia through the advice of our Company’s legal counsel and through ongoing review of business practices and changes to applicable laws and regulations. Our legal counsel works with external regulatory counsel in the states in which we operate to ensure that we are in ongoing compliance with applicable state laws. The Company has not obtained a legal opinion from regulatory counsel regarding compliance with U.S. cannabis laws in connection with the preparation of this Annual Report on Form 10-K, but engages regulatory counsel in every jurisdiction in which it operates and obtains regulatory advice on a regular basis. The Company employs an in-house attorney that works on regulatory compliance, as well as a robust in-house Compliance Department with expertise in all of the jurisdictions in which the Company operates. The Company has not received any non-compliance, citations or notices of violation which may have a material impact on the Company’s licenses, business activities or operations.

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

See Exhibit 99.1 - Appendix A to this Annual Report on Form 10-K for a list of the licenses associated with the Company's operations.

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

Under our license, we are permitted to sell cannabis to those customers who are entered into Florida’s electronic medical cannabis use registry by a qualified physician and possess a state-issued medical cannabis identification card and a valid certification from the qualified physician. We are authorized to sell a broad selection of products across various product categories. As of December 31, 2025, we had 162 approved dispensaries in the State of Florida. In addition, our license allows us to deliver products directly to customers.

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

On November 8, 2022, Maryland voters approved a statewide referendum which legalized cannabis for adults 21 years or older, effective July 2023. The Cannabis Reform Act, signed into law in May 2023, created the framework for adult-use cannabis and established the Maryland Cannabis Administration (the “MCA”), the successor agency to the MMCC. The MCA is responsible for administering and enforcing the medical and adult-use cannabis laws, including licensing, registration, testing, inspection, and enforcement, and the promulgation of regulations. Maryland awarded over 200 licenses in 2024 through its social equity lottery, although only a fraction of these licenses have commenced operations as of December 31, 2025.

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

On December 19, 2025, Ohio Governor Mike DeWine signed a bill into law that limited the maximum number of operational licensed dispensaries to 400 and eliminated the cannabis social equity and jobs program, which program was originally included in the 2023 ballot initiative to legalize adult-use cannabis. This bill becomes effective on March 20, 2026.

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

Legislation to legalize adult-use cannabis in Pennsylvania has been introduced from time-to-time and we believe lawmakers are again poised to introduce adult-use legislation in 2026.

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

Employees and Human Capital Resources

As of December 31, 2025, we had over 5,000 employees. We are committed to hiring talented individuals and maximizing individual potential, while fostering growth and career advancement. Since the opening of our first store in 2016, our workforce has grown with the company's expansion, adding personnel to our cultivation, production, transportation and retail divisions, along with our executive and support services teams. The workforce is evaluated and optimized on an ongoing basis, ensuring teams are sized and structured appropriately, and that we have the right people in each position. Our goal is to be the employer of choice in the cannabis industry; accordingly we use the highest standards in attracting the best talent, offer competitive compensation, and implement best practices in evaluating, recruiting, onboarding, and developing our human capital.

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

In the United States, or the U.S., cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized cannabis in some form. However, under U.S. federal law, the possession, use, cultivation, and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminalized under the Controlled Substances Act, as amended, which we refer to as the CSA. Cannabis is a Schedule I controlled substance under the CSA, and is thereby deemed to have a high potential for abuse, no accepted medical use in the United States, and a lack of safety for use under medical supervision. The concepts of “medical cannabis,” “retail cannabis” and “adult-use cannabis” do not exist under U.S. federal law. However, on December 18, 2025, President Trump issued an Executive Order titled “Increasing Medical Marijuana and Cannabidiol Research.” This Executive Order directed the Attorney General to “take all necessary steps to complete the rulemaking process related to rescheduling marijuana to Schedule III of the CSA in the most expeditious manner in accordance with Federal law.” Although we believe that our business activities are compliant with applicable state and local laws in the United States, strict compliance with state and local cannabis laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us. We derive substantially all of our revenues from the cannabis industry. The enforcement of applicable U.S. federal laws poses a significant risk to us.

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

The vast majority of both manufacturing and retail competitors in the cannabis market consists of localized businesses (those doing business in a single state), although there are a few multistate operators with which we compete directly. Aside from this direct competition, out-of-state operators that are capitalized well enough to enter markets through acquisitive growth are also part of the competitive landscape. Similarly, as we execute our growth strategy, operators in our future state markets will inevitably become direct competitors. We are likely to continue to face increasing and intense competition from these companies, which could materially and adversely affect our business, financial condition and results of operations.

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

Our indebtedness may adversely affect our business, financial condition and financial results.

Our ability to make certain payments or advances will be subject to applicable laws and contractual restrictions in the instruments governing our indebtedness. The contractual restrictions in the instruments governing such indebtedness include restrictive covenants that could limit our discretion with respect to certain business matters. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, may materially and adversely affect our business, results of operations, and financial condition.

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

Item 2. Properties.

As of December 31, 2025, the Company operated 233 dispensaries in eight U.S. states and operated 15 cultivation and processing facilities in seven U.S. states. Substantially all of our dispensaries are leased. The cultivation, processing and related facilities provide us with approximately 4 million square feet of production space. Certain owned properties are subject to commercial mortgages. Refer to Note 10. Long-Term Borrowings to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information on our mortgages. The Company believes its facilities are suitable and adequate to meet its current needs. The Company's corporate headquarters is located in Tallahassee, Florida.

Item 3. Legal Proceedings.

There are no actual or, to our knowledge, contemplated legal proceedings material to Trulieve or in which any of our property is the subject matter.

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. Based on an analysis of the facts, information and circumstances available as of December 31, 2025, Trulieve believes that it is more likely than not that the Company will prevail in its position. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of December 31, 2025. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities;  however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

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

Period	Low Trading Price (C$)	High Trading Price (C$)	Volume (#)

Year Ended December 31, 2025
Fourth Quarter (December 31, 2025)	$6.65	$15.32	32,395,434
Third Quarter (September 30, 2025)	5.20	12.45	35,409,714
Second Quarter (June 30, 2025)	4.55	6.80	19,091,683
First Quarter (March 31, 2025)	5.39	8.58	21,155,087

Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$6.36	$18.76	40,815,079
Third Quarter (September 30, 2024)	11.45	16.50	14,098,433
Second Quarter (June 30, 2024)	11.68	19.75	24,724,882
First Quarter (March 31, 2024)	6.87	16.78	35,357,296
Source: Bloomberg.

The Subordinate Voting Shares are also traded on the OTCQX under the symbol “TCNNF.” The following table sets forth trading information pulled from Bloomberg for the Subordinate Voting Shares for the periods indicated.

Period	Low Trading Price ($)	High Trading Price ($)	Volume (#)

Year Ended December 31, 2025
Fourth Quarter (December 31, 2025)	$4.76	$11.12	55,143,942
Third Quarter (September 30, 2025)	3.84	9.07	42,599,853
Second Quarter (June 30, 2025)	3.23	4.94	20,580,175
First Quarter (March 31, 2025)	3.79	5.99	30,108,338

Year Ended December 31, 2024
Fourth Quarter (December 31, 2024)	$4.49	$13.60	40,082,954
Third Quarter (September 30, 2024)	8.50	12.20	20,574,200
Second Quarter (June 30, 2024)	8.50	14.37	34,447,639
First Quarter (March 31, 2024)	5.16	12.40	35,994,864
Source: Bloomberg.

The OTCQX market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Record

As of December 31, 2025, there were approximately 342 shareholders of record of our Subordinate Voting Shares and 14 holders of record of our Multiple Voting Shares.

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

The graph compares the cumulative total shareholder return on our Subordinate Voting Shares (Ticker: TCNNF) with the comparative cumulative total return of the Russell 2000 Index and our selected peer group, assuming an initial investment of $100 in cash, with reinvestment of any dividends, from December 31, 2020 through December 31, 2025. The returns of each company in the peer group have been weighted to reflect their market capitalization. The returns shown are based on historical results and are not intended to suggest future performance. The total return on our Subordinate Voting Shares was (73)% during the performance period, as compared with a total return during the same period of (80)% for the market-cap weighted average return of our selected peer group, and 34% for the Russell 2000 Index.

Stock Performance Graph
200
150
100
50
-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Trulieve Cannabis Corp.
Russell 2000
Peer Group

Our selected peer group is comprised of:
•Cresco Labs Inc. (Ticker: CRLBF)
•Curaleaf Holdings Inc. (Ticker: CURLF)
•Green Thumb Industries Inc. (Ticker: GTBIF)
•Verano Holdings Corp. (Ticker: VRNOF) - first publicly traded in 2022 and reweighed to the peer group

Recent Sales of Unregistered Securities

None.

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

Overview

Trulieve is a vertically integrated cannabis company and multi-state operator with operations in nine states. Headquartered in Tallahassee, Florida, we are the largest cannabis retailer in the United States with market leading retail operations in Arizona, Florida, Georgia, Pennsylvania, and West Virginia. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education and expansion of our distribution network.

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Recreational cannabis, or adult-use cannabis, is legal cannabis sold in licensed dispensaries to adults ages 21 and older. Thus far, of the states in which we operate, Arizona, Colorado, Connecticut, Maryland, and Ohio, have already launched programs legalizing the sale of adult-use cannabis products. Trulieve operates its business through its owned subsidiaries which hold licenses in the states in which they operate. In Texas, Trulieve was granted conditional approval for a dispensing organization license under the Texas Compassionate Use Program.

As of December 31, 2025, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	162	5
Arizona	22	3
Pennsylvania	21	3
West Virginia	10	1
Ohio	8	—
Georgia	6	1
Maryland	3	1
Connecticut	1	—
Colorado	—	1
Total	233	15

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

Selling, General, and Administrative

Selling, general, and administrative expenses primarily consist of personnel costs to manage and staff our dispensaries, other operating dispensary costs such as facility expenses, advertising, and marketing programs for our products. These expenses also include salaries, incentive compensation and benefits for administrative personnel, professional service costs such as legal, accounting, and acquisition-related fees, campaign and political contributions, and other general corporate expenses including travel, office supplies, monthly services, facilities and occupancy, insurance, and director fees. As we continue to expand and open additional dispensaries, gain additional customers, and support our growth initiatives, we expect these expenses to continue to increase.

Depreciation and Amortization

Depreciation and amortization consists of depreciation of property and equipment, right-of-use assets, and amortization of intangible assets, including cannabis licenses and internally developed software.

Total Other Expense, Net

Total other expense, net consists primarily of interest expense, interest income on money market accounts, time deposits, and notes receivable, the interest rate swap, the provision for credit losses recorded on non-operating notes receivable, the loss or gain recognized on sales of non-operating assets, and loss or gain on debt extinguishments.

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

Results of Continuing Operations

This section of this Annual Report on Form 10-K generally discusses fiscal year 2025 and 2024 items and year-to-year comparisons between the years ended 2025 and 2024 for continuing operations, except as noted. Refer to Note 22. Discontinued Operations to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional financial information related to our discontinued operations.

For the comparison of fiscal years 2024 and 2023, refer to Part II, Item 7 "Management's discussion and analysis of financial condition and results of operations" on Form 10-K for our fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, under the subheadings "Year Ended December 31, 2024 Compared to Year Ended December 31, 2023," "Management's Use of Non-GAAP Measures" and "Liquidity and Capital Resources".

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	2025	2024	2025 vs. 2024
	(in thousands)
Consolidated Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$1,181,180	$1,186,490	$(5,310)	(0.4)%
Cost of goods sold	470,013	470,745	(732)	(0.2)%
Gross profit	711,167	715,745	(4,578)	(0.6)%
Expenses:
Selling, general, and administrative	445,212	510,451	(65,239)	(12.8)%
Depreciation and amortization	117,633	112,806	4,827	4.3%
Impairments and other charges, net of (recoveries)	4,827	(5,292)	10,119	191.2%
Total expenses	567,672	617,965	(50,293)	(8.1)%
Income from operations	143,495	97,780	45,715	46.8%
Other income (expense):
Interest expense, net	(63,453)	(62,193)	(1,260)	(2.0)%
Interest income	14,520	14,678	(158)	(1.1)%
Loss on debt extinguishments, net	(1,723)	—	(1,723)	—%
Other expense, net	(1,366)	(7,551)	6,185	81.9%
Total other expense, net	(52,022)	(55,066)	3,044	5.5%
Income before provision for income taxes	91,473	42,714	48,759	114.2%
Provision for income taxes	208,109	197,589	10,520	5.3%
Net loss from continuing operations	(116,636)	(154,875)	38,239	24.7%
Net loss from discontinued operations, net of tax (provision) benefit of $(209) and $0, respectively	(5,612)	(5,702)	90	1.6%
Net loss	$(122,248)	$(160,577)	$38,329	23.9%

Percentage of Revenue	2025	2024
Cost of goods sold	39.8%	39.7%
Gross profit	60.2%	60.3%
Selling, general, and administrative	37.7%	43.0%
Revenue

Revenue for the year ended December 31, 2025 was $1.18 billion, a decrease of $5.3 million, or 0.4%, from $1.19 billion for the year ended December 31, 2024. The decrease was primarily driven by a $18.4 million decrease in retail revenue offset by a $13.1 million increase in wholesale and other revenue.

The increase in wholesale and other revenue was driven primarily by new and expanded relationships with wholesale partners, resulting in higher wholesale revenue in Maryland, Ohio, and Pennsylvania.

The decrease in retail revenue was driven by price compression, partially offset by higher traffic and units sold in the current period. The increase in traffic and units sold was partially driven by higher retail sales in the current period in Ohio due to Ohio being a medical-only market in the prior year comparative period and an adult-use and medical market in the current period.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the year ended December 31, 2025 was $470.0 million, a decrease of $0.7 million, or 0.2%, from $470.7 million for the year ended December 31, 2024. Cost of goods sold as a percentage of revenue was 39.8% for the year ended December 31, 2025 as compared to 39.7% for the year ended December 31, 2024. Gross profit for the year ended December 31, 2025 was $711.2 million, a decrease of $4.6 million, or 0.6%, from $715.7 million for the year ended December 31, 2024. Gross profit as a percentage of revenue was 60.2% for the year ended December 31, 2025 as compared to 60.3% for the year ended December 31, 2024. Gross margin will continue to fluctuate period to period depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the year ended December 31, 2025 was $445.2 million, a decrease of $65.2 million, or 12.8%, from $510.5 million for the year ended December 31, 2024. The decrease in current‑period expenditures compared to the prior period primarily reflects a reduction in campaign and political contributions, totaling $66.1 million in 2025 versus $117.5 million in 2024, in addition to general operating expense reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense for the year ended December 31, 2025 was $117.6 million, an increase of $4.8 million, or 4.3%, from $112.8 million for the year ended December 31, 2024. The increase was primarily attributable to higher amortization expense driven by continued investments in internal-use software.

Impairment and Other Charges, Net of (Recoveries)

Impairment and other charges, net of recoveries for the year ended December 31, 2025 was a loss of $4.8 million compared to a gain of $5.3 million for the year ended December 31, 2024. In 2025, results reflected a loss due to asset disposal activities of underperforming assets offset by insurance recoveries. In 2024, we recognized insurance recoveries, which were partially offset by asset disposal activity.

Interest Expense, Net

Interest expense, net for the year ended December 31, 2025 was $63.5 million, an increase of $1.3 million, or 2.0%, from $62.2 million for the year ended December 31, 2024.

Interest Income

Interest income for the year ended December 31, 2025 was $14.5 million, a decrease of $0.2 million, or 1.1%, from $14.7 million for the year ended December 31, 2024.

Loss on debt extinguishments, net

Loss on debt extinguishments, net for the year ended December 31, 2025 was $1.7 million, compared to zero for the year ended December 31, 2024.

Other Expense, Net

Other expense, net was $1.4 million for the year ended December 31, 2025, a decrease of $6.2 million from other expense, net of $7.6 million for the year ended December 31, 2024. The change was primarily a result of the provision for credit losses recorded on non-operating notes receivable in 2024.

Provision for Income Taxes

The provision for income taxes for the year ended December 31, 2025 was $208.1 million, an increase of $10.5 million, or 5.3%, from $197.6 million for the year ended December 31, 2024. The provision for income taxes as a percentage of gross profit was 29.3% for the year ended December 31, 2025, compared to 27.6% for the year ended December 31, 2024. The increase in tax expense for 2025 was driven by an increase in interest expense on uncertain tax positions and the one-time impact in 2024 of changing certain state tax filing methods which required a revaluation of deferred taxes in those states.

Management’s Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. EBITDA is calculated as net loss before net: interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as net loss before net interest expense, interest income, provision for income taxes and depreciation and amortization, which is then adjusted for certain contributions, such as campaign and political initiatives, items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes, impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, other income and expense items, and loss on debt extinguishments.

We report Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measure noted above is a metric that has been adjusted from the GAAP net loss measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net loss measure.

As noted above, our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net loss, which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of net loss, the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, has been included herein immediately following our discussion of “Adjusted EBITDA”.

Adjusted EBITDA

Adjusted EBITDA was $427.3 million for the year ended December 31, 2025, an increase of $7.1 million, or 1.7%, from $420.2 million for the year ended December 31, 2024. Adjusted EBITDA as a percentage of revenue was 36.2% for the year ended December 31, 2025 as compared to 35.4% for the year ended December 31, 2024. The increase primarily resulted from expense control in our core business.

The following table presents a reconciliation of net loss attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Year Ended December 31,
	2025	2024

	(in thousands)
Net loss attributable to common shareholders	$(116,381)	$(155,105)
Add (deduct) impact of:
Interest expense, net	63,453	62,193
Interest income	(14,520)	(14,678)
Provision for income taxes	208,109	197,589
Depreciation and amortization	117,633	112,806
Depreciation included in cost of goods sold	55,770	53,564
EBITDA (Non-GAAP)	314,064	256,369
Impairment and other charges, net of (recoveries)	4,827	(5,292)
Campaign and political contributions	66,074	117,470
Acquisition, transaction, and other non-recurring costs	13,167	18,228
Share-based compensation	20,466	20,202
Loss on debt extinguishments, net	1,723	—
Other expense, net	1,366	7,551
Discontinued operations, net of tax, attributable to common shareholders	5,612	5,702
Total adjustments	113,235	163,861
Adjusted EBITDA (Non-GAAP)	$427,299	$420,230
Adjusted EBITDA (Non-GAAP) % of Revenue	36.2%	35.4%

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

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, we may use cash to support cannabis market expansion related initiatives, such as Smart & Safe Florida, which we contributed to in both 2024 and 2025. Working capital is used principally for personnel expenses as well as costs related to the cultivation, processing and distribution of our products. Our capital expenditures consist primarily of additional cultivation and processing facilities and retail dispensaries, and improvements to existing facilities to support the long-term growth in markets with adult-use catalysts as well as investments in technology infrastructure.

As of December 31, 2025, cash and cash equivalents were $255.5 million. We believe our existing cash balances and short-term investments will be sufficient to meet our anticipated cash requirements from the date of filing of this Annual Report on Form 10-K through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Debt or equity financings.

Cash Flows

The consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the years ended December 31:

	2025	2024

	(in thousands)
Net cash provided by operating activities	$272,821	$271,484
Net cash provided by (used in) investing activities	13,501	(206,615)
Net cash used in financing activities	(270,497)	(33,439)
Net increase in cash and cash equivalents	$15,825	$31,430

Cash Flows - Operating Activities

Net cash provided by operating activities was $272.8 million for the year ended December 31, 2025, an increase of $1.3 million, compared to $271.5 million in net cash provided by operating activities during the year ended December 31, 2024.

Cash Flows - Investing Activities

Net cash provided by investing activities was $13.5 million for the year ended December 31, 2025, a change of $220.1 million, compared to $206.6 million in net cash used in investing activities for the year ended December 31, 2024. The change was primarily driven by certificates of deposit entered into in the third quarter of 2024 which matured in the first quarter of 2025. Additionally, higher proceeds from asset sales and a reduction in capital expenditures in the current period contributed to the change in net cash provided by investing activities.

Cash Flows - Financing Activities

Net cash used in financing activities was $270.5 million for the year ended December 31, 2025, an increase of $237.1 million, compared to $33.4 million in net cash used in financing activities for the year ended December 31, 2024. The change is primarily attributable to $383.9 million of debt retirement partially offset by $140.0 million debt issuance in 2025. This was partially offset by a $12.2 million tax payment made in 2024 related to a one‑time net share settlement of RSUs for two executive officers, as well as costs associated with a consolidated VIE settlement transaction.

Balance Sheet Exposure

As of December 31, 2025 and 2024, substantially all of our consolidated balance sheets are exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. We believe our operations are in material compliance with all applicable state and local laws, regulations, and licensing requirements in the states in which we operate. However, cannabis remains illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Annual Report on Form 10-K.

Contractual Obligations

As of December 31, 2025, we had the following contractual obligations to make future payments, representing material contracts and other commitments that are known and committed:

	<1 Year	1 to 3 Years	3 to 5 Years	>5 Years	Total

	(in thousands)
Private placement notes	$—	$—	$140,000	$—	$140,000
Notes payable	4,077	92,038	—	—	96,115
Operating lease liabilities	26,849	52,751	47,445	80,237	207,282
Finance lease liabilities	17,316	32,012	25,510	27,129	101,967
Construction finance liabilities	23,801	49,659	51,985	243,687	369,132
Other	1,716	3,547	3,692	5,971	14,926
Total (1)	$73,759	$230,007	$268,632	$357,024	$929,422

(1)Includes liabilities due in relation to our discontinued operations and excludes $668.4 million of uncertain tax position liabilities as we cannot make a reasonably reliable estimate of the period of potential cash settlement with the respective taxing authorities.

For additional information on our commitments for financing arrangements, future lease payments, lease guarantees, uncertain tax position, and other obligations, see Item 8, Note 10. Long-Term Borrowings, Note 11. Leases, Note 12. Construction Finance Liabilities, Note 16. Income Taxes, Note 22. Discontinued Operations, and Note 20. Commitments And Contingencies.

As of the date of this Annual Report on Form 10-K, we do not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of, including, and without limitation, such considerations as liquidity and capital resources.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with GAAP. In preparation of these consolidated financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3. Summary Of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

In preparation of these consolidated financial statements, management applied critical estimates and assumptions while determining the valuation of inventory, estimating uncertain tax provisions, and performing impairment assessments on long-lived assets and goodwill.

Inventory Valuation

In accordance with GAAP, we value inventory at the lower of cost or net realizable value. Our assessment of net realizable value is a critical accounting estimate due to the emerging and evolving cannabis industry, which makes it subject to significant fluctuations and uncertainty. These estimates rely on historical harvest data, expected plant survival, moisture‑loss assumptions, and production conversion metrics. Changes in these inputs can materially impact inventory valuation and cost of goods sold. Inventory valuation adjustments are reflected in cost of goods sold on the consolidated statements of operations.

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

The IRS has taken the position Section 280E of the IRC prevents cannabis companies from deducting any business expenses other than those properly included in cost of goods sold (e.g., costs associated with producing the products or costs of production). The Company has taken a position that Section 280E of the IRC does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As outlined in Item 3. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of December 31, 2025. As a result, as of December 31, 2025, $630.3 million in uncertain tax positions were recorded for the Company's tax positions while $38.1 million related to other matters.

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

Goodwill is allocated at the date the goodwill is initially recorded. We have one operating segment and reporting unit, and evaluate goodwill for impairment as one singular reporting unit. We evaluate our goodwill for impairment annually at the beginning of the fourth quarter or earlier upon the occurrence of a triggering event, such as substantive unfavorable changes in economic conditions, industry trends, costs, cash flows, or ongoing declines in market capitalization. The Company applies the guidance in ASC 350 Intangibles - Goodwill and Other which provides entities with an option to perform a qualitative assessment (commonly referred to as “Step Zero”) to determine whether further quantitative analysis for impairment of goodwill is necessary. In performing Step Zero for the Company’s goodwill impairment test, the Company is required to make assumptions and judgments including but not limited to the following: the evaluation of macroeconomic conditions as related to the Company’s business, industry and market trends, trending of the Company's share price and the resulting market capitalization of the Company, and the overall future financial performance of its reporting unit and future opportunities in the markets in which we operate. If impairment indicators are present after performing Step Zero, the Company would perform a quantitative impairment analysis to estimate the fair value of goodwill.

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

Credit Risk

Management does not believe that the Company has significant credit risk related to its customers, as the Company’s revenue is generated primarily through cash transactions. The Company deals almost entirely with on demand sales and does not have any material wholesale agreements as of December 31, 2025. The Company reviews its trade receivable accounts and notes receivable regularly and reduces amounts to their expected realizable values by adjusting the allowance for credit losses when management determines that the account may not be fully collectable. The Company applies ASC 326 Financial Instruments – Credit Losses for the measurement of expected credit losses, which uses an expected loss allowance model for all trade and notes receivables. The Company has adopted standardized credit policies and performs assessments in an effort to minimize those risks.

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

Interest Rate Risk

Interest rate risk is the risk that the fair value or the future cash flows of a financial instrument will fluctuate as a result of changes in market interest rates. Our debt exposes us to risk of fluctuations in interest rates. Fixed rate debt, where the interest rate is fixed over the life of the instrument, exposes us to changes in market interest rates reflected in the fair value of the debt and to the risk that we may need to refinance maturing debt with new debt at higher rates. Floating rate debt, where the interest rate fluctuates periodically, exposes us to short-term changes in market interest rates. We manage our debt portfolio to achieve an overall desired proportion of fixed and floating rate debts and may employ interest rate swaps ("Swaps") as a tool from time to time to achieve that position. To manage our interest rate risk exposure, we entered into one Swap contract during the year ended December 31, 2022, to hedge the floating rate term loans. Changes in market interest rates impact the fair value of our Swap contract, which was a liability totaling $1.6 million as of December 31, 2025. In addition to our private placement notes payable and long-term debt, we also have lease obligations and construction finance liabilities that bare interest. Interest rates on existing leases and construction finance liabilities typically do not change unless there is a modification to an underlying agreement. See Item 7, Liquidity and Capital Resources, and Item 8 of this Annual Report on Form 10-K for additional information.

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

Item 8. Consolidated Financial Statements and Supplementary Data

TRULIEVE CANNABIS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Trulieve Cannabis Corp.

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Trulieve Cannabis Corp. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in equity, and cash flows for the fiscal years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that responds to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Valuation of Inventory

Description of the Matter

As described in Notes 3 and 6 to the consolidated financial statements, as of December 31, 2025, the Company had an inventory balance of $242.3 million that was comprised of raw materials (including cannabis plants, packaging and supplies), work in process, and finished goods. Inventory is valued at the lower of cost or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business less the estimated costs of completion, disposal, and transportation for inventories in process. Costs of internally produced inventory are determined using the weighted-average cost method. The Company periodically reviews its inventory and identifies that which is excess, slow moving, and obsolete by considering factors such as inventory levels, expected product life and forecasted sales demand. Any identified excess, slow moving, and obsolete inventory is written down to its net realizable value through a charge to cost of goods sold.

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

To test inventory valuation, our procedures included, among others, the following:

•Evaluating the appropriateness of the Company’s methodologies, significant assumptions, and underlying data and inputs used in valuing inventory by comparing significant assumptions used by management to historical information, independent calculations, and evidence obtained in other areas of the audit,

•Evaluating the appropriateness of the Company’s methodologies, significant assumptions, and underlying data and inputs used by management in their assessment of net realizable value and their estimated reserve for excess, slow moving, and obsolete inventory by comparing significant assumptions used by management to historical information, independent calculations, current selling prices and costs, and evidence obtained in other areas of the audit,

•Performing observations of the Company’s physical inventory counts, including independent test counts thereon, and

•Testing the accuracy of the Company’s calculations and assessing the completeness and accuracy of the underlying data used in the calculations.

Evaluation of Uncertain Tax Position Liabilities

Description of the Matter

As described in Notes 3 and 16 to the consolidated financial statements, as of December 31, 2025, the Company had uncertain tax position liabilities of $668.4 million, which consisted primarily of $630.3 million related to the Company’s tax position that Section 280E of the Internal Revenue Code (“IRC”) does not preclude it from deducting ordinary and necessary business expenditures related to its production of inventory with the remaining $38.1 million related to other matters. Significant judgment is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The Company recognizes benefits from uncertain tax positions based on the cumulative probability method whereby the largest benefit with a cumulative probability of greater than 50% is recorded. An uncertain tax position is not recognized if it has a 50% or less likelihood of being sustained. Recognition or measurement is reflected in the period in which the likelihood changes. Any interest and penalties related to unrecognized tax liabilities are recorded in the provision for income taxes on the consolidated statements of operations.

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

To test the uncertain tax position liabilities account, our procedures included, among others, the following:

•Involving tax professionals in assessing the technical merits of certain of the Company’s tax positions,

•Obtaining and examining the Company’s analysis related to tax positions and evaluating the underlying facts upon which the tax positions are based,

•Evaluating developments in the applicable regulatory environments to assess potential effects on the Company’s positions, including recent developments in case law, changes in tax law and regulations, and rulings by the tax authority,

•Analyzing the appropriateness of the Company’s assumptions and the accuracy of the Company’s calculations and assessing the completeness and accuracy of the underlying data used to determine the amount of uncertain tax position liabilities to recognize, and

•Evaluating the Company’s income tax disclosures in relation to these matters.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2024.

New York, New York
February 26, 2026

PCAOB ID Number 100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trulieve Cannabis Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Trulieve Cannabis Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Marcum LLP

We served as the Company’s auditor from 2021 to March 2024

West Palm Beach, FL

February 29, 2024, except for Segment Reporting & Reporting Units in Note 3, as to which date is February 27, 2025

TRULIEVE CANNABIS CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for share data)

	December 31,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$255,535	$238,803
Short-term investments	—	60,393
Restricted cash	—	907
Accounts receivable, net	10,497	8,288
Inventories	242,298	231,371
Income tax receivable	8,458	10,009
Prepaid expenses	18,325	22,959
Other current assets	25,498	26,209
Notes receivable - current portion, net	1,245	4,750
Assets associated with discontinued operations	859	868
Total current assets	562,715	604,557
Property and equipment, net	670,441	716,051
Right of use assets - operating, net	108,294	119,549
Right of use assets - finance, net	60,000	64,379
Intangible assets, net	798,365	859,483
Goodwill	483,905	483,905
Notes receivable, net	450	528
Other assets	10,021	19,837
Long-term assets associated with discontinued operations	1,907	1,980
TOTAL ASSETS	$2,696,098	$2,870,269
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$82,658	$94,036
Deferred revenue	9,593	8,028
Notes payable - current portion	4,077	3,407
Operating lease liabilities - current portion	13,029	12,131
Finance lease liabilities - current portion	10,703	9,535
Construction finance liabilities - current portion	2,429	1,919
Contingencies	780	6,307
Liabilities associated with discontinued operations	3,676	3,129
Total current liabilities	126,945	138,492
Long-Term Liabilities:
Private placement notes, net	136,741	364,836
Notes payable, net	90,839	111,945
Operating lease liabilities	107,884	117,485
Finance lease liabilities	64,140	67,679
Construction finance liabilities	133,781	135,521
Deferred tax liabilities	177,993	196,545
Uncertain tax position liabilities	668,375	445,221
Other long-term liabilities	11,449	4,954
Long-term liabilities associated with discontinued operations	34,942	38,560
TOTAL LIABILITIES	$1,553,089	$1,621,238
Commitments and contingencies (see Note 20)
EQUITY
Common stock, no par value; unlimited shares authorized. 192,307,145 and 191,005,940 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	$—	$—
Additional paid-in-capital	2,073,358	2,057,032
Accumulated deficit	(912,125)	(795,744)
Non-controlling interest	(18,224)	(12,257)
TOTAL EQUITY	1,143,009	1,249,031
TOTAL LIABILITIES AND EQUITY	$2,696,098	$2,870,269

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for share data)

	For the Years Ended December 31,
	2025	2024	2023
Revenue	$1,181,180	$1,186,490	$1,129,193
Cost of goods sold	470,013	470,745	540,565
Gross profit	711,167	715,745	588,628
Expenses:
Selling, general, and administrative	445,212	510,451	386,162
Depreciation and amortization	117,633	112,806	109,825
Impairment and other charges, net of (recoveries)	4,827	(5,292)	6,664
Impairment of goodwill	—	—	307,590
Total expenses	567,672	617,965	810,241
Income (loss) from operations	143,495	97,780	(221,613)
Other income (expense):
Interest expense, net	(63,453)	(62,193)	(81,569)
Interest income	14,520	14,678	6,164
(Loss) gain on debt extinguishments, net	(1,723)	—	5,937
Other (expense) income, net	(1,366)	(7,551)	6,544
Total other expense, net	(52,022)	(55,066)	(62,924)
Income (loss) before provision for income taxes	91,473	42,714	(284,537)
Provision for income taxes	208,109	197,589	151,358
Net loss from continuing operations	(116,636)	(154,875)	(435,895)
Net loss from discontinued operations, net of tax (provision) benefit of $(209), $0, and $4,101, respectively	(5,612)	(5,702)	(97,241)
Net loss	(122,248)	(160,577)	(533,136)
Less: net loss attributable to non-controlling interest from continuing operations	(5,867)	(5,472)	(5,147)
Less: net loss attributable to non-controlling interest from discontinued operations	—	—	(1,193)
Net loss attributable to common shareholders	$(116,381)	$(155,105)	$(526,796)

Earnings Per Share
Net loss per share - Continuing operations:
Basic and diluted	$(0.58)	$(0.79)	$(2.28)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.03)	$(0.03)	$(0.51)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	191,323,791	189,992,663	188,974,176
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except for share data)

	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in- Capital	Accumulated Deficit	Non- Controlling Interest	Total Equity
Balance, December 31, 2022	26,226,386	159,761,126	185,987,512	$2,045,003	$(113,843)	$(3,456)	$1,927,704
Share-based compensation	—	—	—	10,575	—	—	10,575
Subordinate Voting Shares issued under share compensation plans	—	334,611	334,611	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(86,305)	(86,305)	(466)	—	—	(466)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(50)	(50)
Consideration for purchase of variable interest entity	—	—	—	1,643	—	—	1,643
Deconsolidation of variable interest entity	—	—	—	(1,643)	—	3,862	2,219
Divestment of variable interest entity	—	—	—	—	—	124	124
Net loss	—	—	—	—	(526,796)	(6,340)	(533,136)
Balance, December 31, 2023	26,226,386	160,009,432	186,235,818	$2,055,112	$(640,639)	$(5,860)	$1,408,613
Share-based compensation	—	—	—	20,202	—	—	20,202
Subordinate Voting Shares issued under share compensation plans	—	4,471,472	4,471,472	210	—	—	210
Tax withholding related to net share settlements of equity awards	—	(1,488,722)	(1,488,722)	(14,751)	—	—	(14,751)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(1,081)	(1,081)
Conversion of Multiple Voting to Subordinate Voting Shares	(3,000,000)	3,000,000	—	—	—	—	—
Redeemed non-controlling interest, former mezzanine equity	—	—	—	(1,504)	—	2,600	1,096
Subordinate Voting Shares issued pursuant to full redemption of non-controlling interests	—	1,787,372	1,787,372	1,904	—	—	1,904
Consolidated VIE settlement transaction	—	—	—	(4,141)	—	(2,444)	(6,585)
Net loss	—	—	—	—	(155,105)	(5,472)	(160,577)
Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	20,466	—	—	20,466
Subordinate Voting Shares issued under share compensation plans	—	2,175,969	2,175,969	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(874,764)	(874,764)	(4,845)	—	—	(4,845)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Consolidated VIE settlement transaction	—	—	—	705	—	—	705
Net loss	—	—	—	—	(116,381)	(5,867)	(122,248)
Balance, December 31, 2025	23,226,386	169,080,759	192,307,145	$2,073,358	$(912,125)	$(18,224)	$1,143,009
The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(122,248)	$(160,577)	$(533,136)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	117,633	112,806	110,820
Depreciation included in cost of goods sold	55,770	53,564	59,837
Loss (gain) on debt extinguishments, net	1,723	—	(5,937)
Impairment and other charges, net of (recoveries)	4,827	(5,292)	6,664
Impairment of goodwill	—	—	307,590
Share-based compensation	20,466	20,202	10,575
Deferred income taxes	(18,552)	(10,374)	(17,173)
(Gain) loss from disposal of discontinued operations	(826)	—	69,481
Other non-cash changes	20,130	18,225	19,555
Changes in operating assets and liabilities:
Inventories	(10,928)	(18,735)	83,304
Accounts receivable	(3,724)	741	(1,712)
Other assets	5,766	(9,063)	9,705
Accounts payable and accrued liabilities	(11,263)	7,209	1,635
Income tax receivable / payable	1,551	(8,502)	(48,822)
Other liabilities	(16,389)	(1,639)	(31,436)
Uncertain tax position liabilities	223,154	264,871	160,891
Proceeds received from insurance for operating expenses	5,731	8,048	—
Net cash provided by operating activities	272,821	271,484	201,841
Cash flows from investing activities
Purchases of property and equipment	(44,193)	(122,601)	(40,237)
Purchases of internal use software	(16,317)	(25,063)	(10,615)
Purchases of short-term investments	—	(80,000)	—
Maturities of short-term investments	60,000	20,000	—
Other purchase and payments	(117)	(7,647)	(5,390)
Other proceeds	14,128	8,696	18,772
Net cash provided by (used in) investing activities	13,501	(206,615)	(37,470)
Cash flows from financing activities
Proceeds from private placement notes	140,000	—	—
Payments on long-term borrowings	(393,348)	(8,147)	(191,425)
Payments for debt issuance costs	(3,281)	—	—
Payments for taxes related to net share settlement of equity awards	(4,845)	(14,751)	(466)
Other payments and distributions	(9,023)	(13,751)	(8,412)
Other proceeds	—	3,210	24,718
Net cash used in financing activities	(270,497)	(33,439)	(175,585)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,825	31,430	(11,214)
Cash, cash equivalents, and restricted cash, beginning of period	239,710	207,979	213,792
Cash and cash equivalents of discontinued operations, beginning of period	—	301	5,702
Less: cash and cash equivalents of discontinued operations, end of period	—	—	(301)
Cash, cash equivalents, and restricted cash, end of period	$255,535	$239,710	$207,979

The consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

TRULIEVE CANNABIS CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the Years Ended December 31,
Supplemental disclosure of cash flow information	2025	2024	2023
Cash paid during the period for
Interest	$70,267	$65,411	$81,209
Income taxes paid, net of (refunds)	1,460	(48,406)	52,644
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$17,345	$51,517	$14,323
Purchases of property and equipment in accounts payable and accrued liabilities	3,718	5,337	2,778
Reclassification of assets to held for sale	5,660	10,568	18,408
Operating license intangible placed into service, transfer from other assets	6,500	—	—
Redeemed non-controlling interest, former mezzanine equity	—	2,600	—
Redemptions of non-controlling interest	—	2,071	—
Noncash partial extinguishment of construction finance liability	—	—	18,486
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows for the periods presented:

	For the Years Ended December 31,
	2025	2024	2023
Beginning of year:
Cash and cash equivalents (1)	$238,803	$201,372	$207,185
Restricted cash	907	6,607	6,607
Cash, cash equivalents and restricted cash	$239,710	$207,979	$213,792
End of year:
Cash and cash equivalents (2)	$255,535	$238,803	$201,372
Restricted cash	—	907	6,607
Cash, cash equivalents and restricted cash	$255,535	$239,710	$207,979

(1)Excludes cash associated with discontinued operations totaling $0, $0.3 million, and $5.7 million as of December 31, 2025, 2024, and 2023, respectively.
(2)Excludes cash associated with discontinued operations totaling $0, $0, and $0.3 million as of December 31, 2025, 2024, and 2023, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS

Trulieve Cannabis Corp. together with its subsidiaries (“Trulieve", the “Company”) was incorporated in British Columbia, Canada. Trulieve is a vertically integrated cannabis company which, as of December 31, 2025, held and operated under licenses in Arizona, Colorado, Connecticut, Florida, Georgia, Maryland, Ohio, Pennsylvania, and West Virginia, to cultivate, produce, distribute, and sell medicinal-use cannabis products, and with respect to Arizona, Colorado, Connecticut, Maryland, and Ohio, adult-use cannabis products. The Company's operations are substantially located in Florida and to a lesser extent Arizona and Pennsylvania.

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

The Company’s principal address is located in Tallahassee, Florida. The Company’s registered office is located in British Columbia.

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

NOTE 2. BASIS OF PRESENTATION

Principles of consolidation

The accompanying consolidated financial statements for the years ended December 31, 2025, 2024, and 2023 include the financial position and operations of Trulieve Cannabis Corp. and its subsidiaries. The consolidated financial statements were prepared in accordance with GAAP and include the assets, liabilities, revenue, and expenses of all consolidated subsidiaries and variable interest entities for which the Company has determined it is the primary beneficiary. Outside shareholders' interests in subsidiaries are shown on the consolidated financial statements as non-controlling interests. Intercompany balances and transactions are eliminated in consolidation.

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

Discontinued Operations

In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company exited operations in Nevada. Both actions represented a strategic shift in business; therefore, the related assets and liabilities associated with the discontinued operations are classified as discontinued operations on the consolidated balance sheets and the results of the discontinued operations have been presented as discontinued operations within the consolidated statements of operations for all periods presented. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations. The results of discontinued operations are presented in Note 22. Discontinued Operations.

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

Reclassifications

Certain reclassifications have been made to the consolidated financial statements of prior periods to conform to the current period presentation. The consolidated results remain unchanged for all periods presented.

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

The allowance for expected credit losses is based on historical collection data and specific risks identified among uncollected accounts, as well as management’s expectation of future economic conditions. The Company also considers relevant qualitative and quantitative factors to assess whether historical loss experience should be adjusted to better reflect the risk characteristics of the companies receivables and the expected future losses. The provision for credit losses on accounts receivable and notes receivable is recorded in selling, general, and administrative expense and other (expense) income, net, respectively, on the consolidated statements of operations. If current or expected future economic trends, events, or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Accounts receivable and notes receivable are written off after exhaustive collection efforts occur and the receivable is deemed uncollectible.

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

Property and Equipment

Property and equipment are measured at cost less accumulated depreciation. Depreciation is recognized on a straight-line basis over the following estimated useful lives:

Asset Type	Estimated Useful Life
Land	Not depreciated
Land improvements	20 to 30 years
Buildings & improvements	7 to 40 years
Furniture & equipment	3 to 10 years
Vehicles	3 to 5 years
Construction in progress	Not depreciated
Leasehold improvements	The lesser of the remaining life of the lease or the estimated useful life of the asset

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

Certain lease arrangements contain provisions requiring the Company to remove lessee installed leasehold improvements at the expiration of the lease. As this obligation is a direct result of the Company's decision to install leasehold improvements and does not arise solely because of the lease the Company excludes these obligations from lease payments and variable lease payments. The Company records these obligations as asset retirement obligations. The fair value of these obligations are recorded as liabilities on a discounted basis, which occurs as of lease commencement. In the estimation of fair value, the Company uses assumptions and judgments for an asset retirement obligation. The costs associated with these liabilities are capitalized with the associated leasehold improvement and depreciated over the lease term with the liabilities accreted over the same period.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following as of December 31:

	2025	2024

	(in thousands)
Trade accounts payable	$26,781	$20,227
Nontrade accrued liabilities (1)	10,462	28,389
Accrued compensation and benefits	21,274	24,986
Non income taxes payable	10,158	11,863
Other	13,983	8,571
Total accounts payable and accrued liabilities	$82,658	$94,036

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

Deferred Revenue

Deferred revenue primarily consists of the liability related to the Company's customer rewards program which is a standardized program that serves all markets. The program features fully stackable points which can be redeemed by the customer across all the Company's brands and markets prior to their expiration, which is typically six months from the date the points are earned. A portion of revenue generated in a sale is recorded to deferred revenue based on estimated redemptions prior to expiration. The liability related to the Company's customer rewards program was $9.1 million and $7.5 million as of December 31, 2025 and 2024, respectively.

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

The IRS has taken the position that IRC section 280E prevents cannabis companies from deducting any business expenses other than those included in the cost of goods sold. The Company has taken a position that Section 280E of the IRC does not preclude it from deducting ordinary and necessary business expenses on its tax returns. As outlined in Item 3. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of December 31, 2025.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general, and administrative expenses on the accompanying consolidated statements of operations and totaled $22.6 million, $22.9 million, and $12.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

In 2025, the Company did not identify any events or changes in circumstances providing indication of impairment.

Segment Reporting & Reporting Units

Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which consists of cultivation, production, and sale of cannabis products, either for medicinal-use and/or adult-use, depending on applicable state laws and regulations. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. The CODM may use disaggregated revenue metrics to evaluate product pricing, store count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are cost of goods sold, selling, general, and administrative expenses as presented on the consolidated statements of operations.

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

For the Company's 2025 annual impairment test, the Company performed a Step Zero assessment reviewing the factors listed above, including but not limited to historical results, business plans, forecasts, market data, and a reasonable control premium.

In 2025, the Company did not identify any events or changes in circumstances that would indicate the carrying amount of goodwill may be impaired.

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

Recently Adopted Accounting Pronouncements

ASU 2023-09 In December 2023, FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740) ("ASU 2023-09"). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to the "Income Taxes" section below in this Note 16. Income Taxes.

Recently Issued Accounting Pronouncements

Recent accounting pronouncements, other than those below, issued by the Financial Accounting Standards Board ("FASB") did not or are not expected by management to have a material effect on the Company’s present or future financial statements or disclosures.

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

ASU 2025-05 - In July 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating credit losses on current accounts receivable and contract assets arising from revenue transactions under Accounting Standards Codification ("ASC") 606, including those acquired in business combinations. Entities may assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. The guidance is effective for interim and annual periods beginning after December 15, 2025, and is to be adopted prospectively. We are currently evaluating the impact of this guidance, but do not expect it to have a material effect on our consolidated financial statements.

ASU 2025-06 - In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendment modernizes the accounting for internal-use software by removing references to prescriptive development stages and introducing a principles-based capitalization framework. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. We are currently evaluating the impact of this guidance, but do not expect it to have a material effect on our consolidated financial statements.

ASU 2025-11 - In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvement, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the last annual reporting period that have a material impact on the entity. The guidance is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. We are currently evaluating the impact of this guidance, but do not expect it to have a material effect on our consolidated financial statements.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as of December 31:

	2025	2024

	(in thousands)
Trade receivables	$14,825	$10,779
Less: allowance for credit losses	(4,328)	(2,491)
Accounts receivable, net	$10,497	$8,288

The following table presents the changes in allowance for credit losses on accounts receivable for the years ended December 31:

	2025	2024	2023

	(in thousands)
Balance, beginning of year	$(2,491)	$(3,717)	$(2,016)
Charged to costs and expenses	(1,873)	461	(1,701)
Write-offs	36	765	—
Balance, end of year	$(4,328)	$(2,491)	$(3,717)

NOTE 5. NOTES RECEIVABLE

The Company's notes receivable are secured by certain assets with maturities through September 2032 and consisted of the following as of December 31:

	2025	2024

	(in thousands)
Total notes receivable	$6,589	$12,494
Less: allowance for credit losses	(4,894)	(7,216)
Less: current portion of notes receivable	(1,245)	(4,750)
Notes receivable, net	$450	$528

Weighted-average effective interest rate	6.90%	8.07%

During the years ended December 31, 2025, 2024, and 2023, the Company recorded interest income on its notes receivable of $0.7 million, $1.2 million, and $1.2 million, respectively, to interest income on the consolidated statements of operations.

The Company recorded a provision for credit losses of $2.7 million, $7.2 million, and zero for the years ended December 31, 2025, 2024, and 2023, respectively, to other (expense) income, net on the consolidated statements of operations. During the first quarter of 2025, a $5.0 million write-off was charged against the allowance due to uncollectibility.

NOTE 6. INVENTORIES

Inventories are comprised of the following as of December 31:

	2025	2024

	(in thousands)
Raw materials
Cannabis plants	$18,433	$20,986
Packaging and supplies	26,161	30,208
Total raw materials	44,594	51,194
Work in process	139,171	125,168
Finished goods - unmedicated	5,372	6,354
Finished goods - medicated	53,161	48,655
Total inventories	$242,298	$231,371
NOTE 7. PROPERTY AND EQUIPMENT

Property and equipment, net consisted of the following as of December 31:

	2025	2024

	(in thousands)

Land	$23,262	$23,155
Buildings and improvements	597,037	573,477
Furniture and equipment	329,372	301,636
Vehicles	722	712
Construction in progress	66,442	88,109
Total property and equipment, gross	1,016,835	987,089
Less: accumulated depreciation	(346,394)	(271,038)
Total property and equipment, net	$670,441	$716,051

The Company incurred the following related to property and equipment for the years ended December 31:

	Location on the consolidated statements of operations	2025	2024	2023

		(in thousands)
Capitalized interest	Interest expense	$470	$1,081	$(148)
Depreciation expense	Cost of goods sold	53,083	51,436	55,114
Depreciation expense	Depreciation and amortization	25,196	22,305	21,004
Loss on impairment and disposals, net	Impairment and other charges, net of (recoveries)	4,297	577	7,781

NOTE 8. INTANGIBLE ASSETS

Intangible Assets

The Company's definite-lived intangible assets consisted of the following as of December 31:

	2025				2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

		(in thousands)
Licenses	15.0	$1,052,371	$298,744	$753,627	$1,045,870	$228,614	$817,256
Trademarks	3.5	27,430	25,254	2,176	27,430	22,215	5,215
Internal use software	4.6	67,472	25,110	42,362	51,821	15,109	36,712
Tradenames	4.2	4,861	4,661	200	4,861	4,561	300
Total Intangible Assets	14.1	$1,152,134	$353,769	$798,365	$1,129,982	$270,499	$859,483

Amortization expense for intangible assets totaled $83.3 million, $82.2 million, and $80.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, and recorded in depreciation and amortization on the consolidated statements of operations.

The following table outlines the estimated future annual amortization expense related to intangible assets as of December 31, 2025:

Estimated Amortization
Year	(in thousands)
2026	$83,296
2027	80,961
2028	79,793
2029	77,783
2030	73,366
Thereafter	403,166
Total	$798,365

NOTE 9. HELD FOR SALE ASSETS

Held for sale assets primarily consists of property and are recorded in other current assets on the consolidated balance sheets. The following table outlines the changes in held for sales assets, December 31:

	2025	2024

	(in thousands)
Balance, beginning of year	$18,329	$15,580
Assets moved to held for sale	5,660	10,568
Impairments	(2,485)	(1,207)
Assets sold	(6,457)	(6,612)
Balance, end of year	$15,047	$18,329

NOTE 10. LONG-TERM BORROWINGS

Private Placement Notes

On December 17, 2025, the Company closed its private placement of 10.5% Senior Secured Notes (the "2030 Notes") for aggregate gross proceeds of $140.0 million and net proceeds of $136.7 million. The Company intends to use the net proceeds of the offering for capital expenditures and other general corporate purposes. The 2030 Notes may be redeemed in whole or in part, at any time and from time to time, on or after December 17, 2027 at the applicable redemption price set forth in the second supplemental indenture governing the 2030 Notes.

Private placement notes payable consisted of the following as of December 31:

	2025	2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2030 Notes	$140,000	$—	10.50%	11.07%	12/17/2030
2026 Notes - Tranche One	—	293,000	8.00%	8.52%	10/6/2026
2026 Notes - Tranche Two	—	75,000	8.00%	8.43%	10/6/2026
Total private placement notes	140,000	368,000
Less: unamortized debt discount and issuance costs	(3,259)	(3,164)
Less: current portion of private placement notes	—	—
Private placement notes, net	$136,741	$364,836

The private placement note contains customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge certain assets, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements and a fixed charge ratio coverage, measured from time to time when certain conditions are met.

Interest expense incurred on private placement notes is recorded to interest expense, net on the consolidated statements of operations and was $29.4 million, $31.1 million, and $49.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In January 2026, subsequent to year-end, the Company closed an additional private placement of the 2030 Notes. Additional information regarding this transaction is provided in Note 23. Subsequent Events.

Debt Extinguishments

On December 8, 2025, the Company completed the redemption of all $368.0 million principal amount of its outstanding 2026 Notes. Cash used for the redemption was approximately $372.8 million, which included the aggregate principal amount of the 2026 Notes being redeemed, plus accrued and unpaid interest to, but not excluding the redemption date of December 5, 2025. The Company recorded a loss on debt extinguishment of $1.6 million representing the difference between the reacquisition price and the net carrying amount of the debt as of extinguishment.

In 2023, the Company made an open market repurchase of certain of its 2026 Notes, that resulted in the extinguishment of $57.0 million in principal at a discount of 16.5%. Cash consideration paid to repurchase the principal amount outstanding, excluding accrued interest, totaled $47.6 million, and the Company recognized a gain of $8.2 million on the extinguishment of debt.

In 2023, the Company completed two full early redemptions of its 2026 Notes with a cash payment of $130.0 million, excluding accrued interest, which represented a redemption price of 100% of the principal amounts outstanding. The

Company recorded a loss on debt extinguishment of $2.4 million representing the difference between the reacquisition price and the net carrying amount of the debt as of extinguishment.

Notes Payable

Notes payable consisted of the following as of December 31:

	2025	2024	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable
Notes dated December 21, 2022 (2)	$66,536	$68,377	(2)	7.87%	1/1/2028
Notes dated December 22, 2023 (3)	23,891	24,468	8.31%	8.48%	12/22/2028
Notes dated December 22, 2022 (4)	—	18,012	7.30%	7.38%	12/22/2032
Notes dated October 1, 2021 (5)	4,700	5,193	8.14%	8.29%	11/1/2027
Total mortgage notes payable	95,127	116,050
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (6)	988	1,027	(6)	(6)	(6)
Total promissory notes payable	988	1,027
Total notes payable (1)	96,115	117,077
Less: debt discount	(1,199)	(1,725)
Less: current portion of notes payable	(4,077)	(3,407)
Notes payable, net	$90,839	$111,945

(1) Notes payable are subordinated to the private placement notes.
(2) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes. See Note 21. Financial Instruments & Fair Value Measurements for further details. These promissory notes are pledged by all of the assets at that location and contain customary restrictive covenants pertaining to the Company's management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commenced on September 30, 2023 with semi-annual measurement, except for certain covenants which were measured starting as of December 31, 2022. In May 2023, the Company amended the terms of the agreement with respect to the covenant requirements, excluding balloon payments from certain covenant calculations.

(3) This mortgage note payable is pledged by all of the assets at this location and contains customary restrictive covenants pertaining to our management and operations, including, among other things, limitations on the amount of debt that may be incurred and the ability to pledge assets, among other things, as well as financial covenant requirements, that the Company comply with certain indebtedness to consolidated EBITDA (as defined) requirements, debt service coverage ratio, and liquidity covenant test. The covenants commenced on June 30, 2024 with quarterly or semi-annual measurement, except for certain covenants which were measured starting as of December 31, 2023.

(4) The stated interest rate on the mortgage note payable was in effect until extinguishment. The promissory note was pledged by the real estate asset at this location.
(5) On November 15, 2022, the Company closed on the refinancing of the mortgage notes payable dated October 1, 2021 to extend the maturity date by five-year and fix the interest rate at 8.14%. The mortgage note payable is pledged by the personal property and real estate assets at this location.

(6) Seven promissory notes were acquired during the year ended December 31, 2021. Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.47% as of December 31, 2025. Maturity dates range from April 27, 2026 to October 24, 2026.

Interest expense incurred on notes payable is recorded to interest expense, net on the consolidated statements of operations and was $9.3 million, $9.7 million, and $8.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Debt Extinguishments

On December 30, 2025, the Company fully repaid its Blue Ridge Bank mortgage note, originally due December 22, 2032, using $8.3 million from operations and $7.5 million in restricted escrow cash. The early payoff resulted in a $0.1 million loss on debt extinguishment, which is represented by deferred issuance costs that were written off through the debt extinguishment accounting.

Financial and Other Covenants

As noted above, certain long-term borrowing agreements contain various operating and financial covenants and as of December 31, 2025, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement notes and notes payable outstanding as of December 31, 2025 are as follows:

	Private Placement Notes	Notes Payable	Total Maturities

Year	(in thousands)
2026	$—	$4,077	$4,077
2027	—	7,023	7,023
2028	—	85,015	85,015
2029	—	—	—
2030	140,000	—	140,000
Thereafter	—	—	—
Total	$140,000	$96,115	$236,115

NOTE 11. LEASES

The following table presents the components of lease costs for the years ended December 31:

	Location on the consolidated statements of operations	2025	2024	2023

		(in thousands)
Operating lease cost	Cost of goods sold, selling, general, and administrative	$25,577	$23,346	$20,291
Finance lease cost:
Amortization of right-of-use assets	Cost of goods sold, depreciation and amortization	11,863	10,395	10,357
Interest on lease obligations	Interest expense	7,283	6,765	6,449
Variable lease cost	Cost of goods sold, selling, general, and administrative	8,487	10,700	9,766
Short-term lease expense	Cost of goods sold, selling, general, and administrative	130	83	406
Total lease cost (1)		$53,340	$51,289	$47,269

(1) Total lease cost recorded in cost of goods sold on the consolidated statements of operations was $4.5 million, $3.5 million, and $3.2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table presents supplemental cash flow information related to operating and finance leases for the years ended December 31:

	2025	2024	2023

	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$24,576	$19,684	$19,283
Operating cash flows from finance leases	7,283	6,765	6,483
Financing cash flows from finance leases	9,399	7,300	7,213
Non-cash activity related to lease liabilities
Operating leases	$4,017	$35,664	$14,016
Finance leases	8,235	16,906	1,021

The following table presents supplemental balance sheet information related to operating and finance leases as of December 31:

	2025	2024

Weighted average remaining lease term
Operating leases	7.4 years	8.0 years
Finance leases	6.5 years	7.0 years
Weighted average discount rate
Operating leases	10.8%	10.7%
Finance leases	9.6%	9.6%

Future minimum lease payments under the Company's non-cancellable leases as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases	Total Leases

Year	(in thousands)
2026	$24,990	$17,216	$42,206
2027	24,526	16,682	41,208
2028	24,324	15,282	39,606
2029	22,254	13,801	36,055
2030	21,131	11,709	32,840
Thereafter	60,787	27,129	87,916
Total undiscounted lease liabilities	178,012	101,819	279,831
Less: Interest	(57,099)	(26,976)	(84,075)
Total present value of minimum lease payments	120,913	74,843	195,756
Lease liabilities - current portion	(13,029)	(10,703)	(23,732)
Lease liabilities	$107,884	$64,140	$172,024

The Company recorded a loss on disposal of right of use assets of $8.9 million, $0.5 million, and $5.7 million, for the years ended December 31, 2025, 2024 and 2023, respectively, resulting from the repositioning of assets, which were recorded in Impairment and other charges, net of (recoveries) on the consolidated statements of operations.

NOTE 12. CONSTRUCTION FINANCE LIABILITIES

Total construction finance liabilities were $136.2 million and $137.4 million as of December 31, 2025 and 2024, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 15.0 years.

The Company recorded interest and accretion expense of $16.3 million, $16.4 million, and $16.4 million for the years ended December 31, 2025, 2024, and 2023, respectively, to interest expense, net on the consolidated statements of operations.

Future minimum lease payments for the construction finance liabilities as of December 31, 2025 are as follows:

Construction Finance Liabilities
Year	(in thousands)
2026	$18,013
2027	18,519
2028	19,039
2029	19,574
2030	20,124
Thereafter	243,687
Total future payments	338,956
Less: Interest	(202,746)
Total present value of minimum payments	136,210
Construction finance liabilities - current portion	(2,429)
Construction finance liabilities	$133,781

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

(iii)Unlimited number of Super Voting Shares

Holders of Super Voting Shares are entitled to notice of and to attend any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting, holders of Super Voting Shares are entitled to two votes in respect of each Subordinate Voting Share into which such Super Voting Share could ultimately then be converted (initially, 200 votes per Super Voting Share). Holders of Super Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted to Subordinate Voting Share basis) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares. No dividend is to be declared or paid on the Super Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Subordinate Voting Shares and Multiple Voting Shares. The initial “Conversion Ratio” for the Super Voting Shares is one Multiple Voting Share for each Super Voting Share, subject to adjustment in certain events. There were no Super Voting Shares outstanding as of December 31, 2025 or 2024.

NOTE 14. SHARE BASED COMPENSATION

Equity Incentive Plans

The Company’s Third Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan, (the “Amended 2021 Plan”) was approved at the Company's annual meeting of shareholders on June 12, 2025. The Amended 2021 Plan reserves 29,500,000 Subordinate Voting Shares for issuance thereunder. The Amended 2021 Plan is administered by the Compensation Committee of the Board of Directors.

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

The fair value of each option award at grant date was estimated using the Black-Scholes option-pricing model with the following assumptions made and resulting grant-date fair values during the years ended December 31:

	2025	2024	2023
Weighted-average grant-date fair value	$2.38	$5.47	$1.99
Expected term (in years)	3.5 - 4.3	3.5 - 4.0	3.3 - 4.0
Expected volatility	75.1% - 85.2%	65.7% - 66.0%	60.1% - 60.9%
Expected dividend yield	0%	0%	0%
Risk-free annual interest rate	3.60% - 3.9%	4.2%	4.3% - 4.5%

The following table summarizes the Company's stock option activity for the year ended December 31, 2025:

	Number of options	Weighted average exercise price
Outstanding options, beginning of year	4,636,067	$13.86
Granted	2,160,031	4.05
Exercised (1)	(303,915)	4.44
Forfeited	(423,093)	5.68
Expired	(890,896)	13.60
Outstanding options, end of year (2)	5,178,194	$11.04
Vested and exercisable options, end of year (3)	3,927,470	$12.94

(1) The total aggregate intrinsic value of options exercised was $0.8 million, $1.0 million, and zero for the years ended December 31, 2025, 2024, and 2023, respectively.
(2) Outstanding options at the end of the year had a weighted average remaining contractual life of 4.6 years with a total aggregate intrinsic value of $14.1 million.
(3) Vested and exercisable options at the end of the year had a weighted average remaining contractual life of 4.1 years with a total aggregate intrinsic value of $9.3 million.

Restricted Stock Units

RSUs awarded to board members vest over a 30-day period. RSUs awarded to officers and certain management employees vest ratably over a two-year period subject to continued employment through each anniversary.

The following table summarizes the Company's RSU activity for the year ended December 31, 2025:

Restricted Stock Unit Activity	Number of restricted stock units	Weighted-average grant-date fair value
Unvested balance, beginning of year	3,179,644	$7.80
Granted	5,807,157	4.01
Vested	(2,083,839)	6.77
Forfeited	(1,073,111)	5.31
Unvested balance, end of year	5,829,851	$4.85

The weighted-average grant date fair value of RSUs granted was $10.00 and $3.99 for the years ended December 31, 2024 and 2023, respectively. The fair value of RSUs vested totaled $14.1 million, $10.1 million and $2.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Share-Based Compensation Expense

The following table presents total share-based compensation expense for the years ended December 31:

	2025	2024	2023

Statements of operations	(in thousands)
Cost of goods sold	$1,644	$1,276	$810
Selling, general, and administrative	18,822	18,926	9,765
Total share-based compensation expense	$20,466	$20,202	$10,575

The total recognized income tax benefit was $0.7 million, $0.7 million, and nominal, for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, there was approximately $1.9 million and $15.5 million of total unrecognized compensation cost related to unvested stock options and unvested restricted stock units, respectively, both of which are expected to be recognized over a weighted-average service period of 1.3 years.

NOTE 15. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the years ended December 31:

	2025	2024	2023

Numerator	(in thousands, except for per share data)
Continuing operations
Net loss from continuing operations	$(116,636)	$(154,875)	$(435,895)
Less: net loss attributable to non-controlling interest from continuing operations	(5,867)	(5,472)	(5,147)
Net loss from continuing operations available to common shareholders	$(110,769)	$(149,403)	$(430,748)
Discontinued operations
Net loss from discontinued operations, net of tax	$(5,612)	$(5,702)	$(97,241)
Less: net loss attributable to non-controlling interest	—	—	(1,193)
Net loss from discontinued operations, net of tax, attributable to common shareholders	$(5,612)	$(5,702)	$(96,048)
Denominator
Weighted average number of common shares outstanding - Basic and diluted	191,323,791	189,992,663	188,974,176
Loss per share - Continuing operations
Basic and diluted loss per share	$(0.58)	$(0.79)	$(2.28)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.03)	$(0.03)	$(0.51)

Shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive are as follows as of December 31:

	2025	2024	2023
Stock options	5,178,194	4,636,067	4,197,058
Restricted share units	5,829,851	3,179,644	2,686,216
Warrants	—	9,496	9,496
Total shares excluded	11,008,045	7,825,207	6,892,770

As of December 31, 2025, there were approximately 192.3 million shares issued and outstanding, which excluded 0.2 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030, December 1, 2031 or December 1, 2032 .

On December 30, 2025 all of the Company's 9,496 warrants expired, and were unexercised.

NOTE 16. INCOME TAXES

The Company is treated as a United States corporation for U.S. federal income tax purposes under IRC Section 7874 and is subject to U.S. federal income tax on its worldwide income. However, for Canadian tax purposes, the Company, regardless of any application of IRC Section 7874, is treated as a Canadian resident company (as defined in the Income Tax Act (Canada) (the “ITA”) for Canadian income tax purposes. As a result, the Company is subject to taxation both in Canada and the United States.

Income before provision for income taxes after the adoption of ASU 2023-09 is as follows for the year ended December 31:

2025

(in thousands)
Domestic	$92,074
Foreign (income subject to taxation in Canada and U.S.)	(601)
Income (loss) before provision for income taxes	$91,473

Income Tax Provision

The components of the income tax provision include the following for the years ended December 31:

	2025	2024	2023

	(in thousands)
Current:
Federal	$188,251	$174,962	$121,722
State	37,706	33,001	46,808
Total current tax expense	$225,957	$207,963	$168,530
Deferred:
Federal	$(14,202)	$(18,014)	$(15,755)
State	(3,646)	7,640	(1,417)
Total deferred tax expense	$(17,848)	$(10,374)	$(17,172)
Total income tax expense	$208,109	$197,589	$151,358

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate after the adoption of ASU 2023-09 is as follows for the year ended December 31:

	2025

	(in thousands)
	Amount	Percent
U.S. federal statutory tax rate	$19,209	21.0%
State and local income taxes, net of federal income tax effect (1)	1,788	2.0%
Nontaxable or nondeductible items
Political contributions	13,985	15.3%
Stock compensation	971	1.1%
Excess compensation	401	0.4%
Other	(21)	—%
Changes in unrecognized tax benefits, inclusive of interest and penalties	172,804	188.9%
Other adjustments	(1,028)	(1.1)%
Effective tax rate	$208,109	227.5%

(1) State taxes in Florida and Maryland made up the majority (greater than 50 percent) of the tax effect in this category for the year ended December 31, 2025.

A reconciliation of the Federal statutory income tax rate percentage to the effective tax rate prior to the adoption of ASU 2023-09 was as follows for the years ended December 31:

	2024	2023

	(in thousands)
Income (loss) before income taxes	$42,714	$(284,537)
Federal statutory rate	21.0%	21.0%
Theoretical tax provision (benefit)	$8,970	$(59,753)

Effects of tax rates in foreign jurisdictions	$(451)	$15
State taxes	(4,526)	835
Changes in state tax rates	13,341	5,772
Change in state tax filing methods	(7,509)	—
Uncertain tax position, inclusive of interest and penalties	155,362	130,481
Change in valuation allowance	6,655	2,962
Other	380	151
Tax effect of non-deductible expenses:
Goodwill impairment	—	64,594
Excess compensation	7,140	12
Stock compensation	(7,291)	1,170
Campaign and political contributions	24,761	4,401
Non-controlling interest	757	718
Total non-deductible expenses	$25,367	$70,895
Total income tax provision	$197,589	$151,358
Effective tax rates	462.6%	(53.2)%

Deferred Income Taxes

Deferred income taxes consist of the following as of December 31:

	2025	2024

	(in thousands)
Deferred tax assets:
Lease liabilities	$3,102	$3,736
Finance liabilities	28,310	28,433
Net operating losses	17,489	16,839
Inventory reserves	3,517	5,657
Other deferred tax assets	5,130	6,247
Total deferred tax assets:	$57,548	$60,912
Deferred tax liabilities:
Right of use assets	$(2,775)	$(3,405)
Intangible assets	(195,349)	(218,970)
Property and equipment	(17,113)	(18,870)
Total deferred tax liabilities:	$(215,237)	$(241,245)
Valuation allowance	(20,304)	(16,212)
Net deferred tax liability	$(177,993)	$(196,545)

Realization of deferred tax assets associated with the net operating loss carryforwards is dependent upon generating sufficient taxable income prior to their expiration. A valuation allowance to reflect management's estimate of the net operating loss carryforwards that may expire prior to their utilization has been recorded as of December 31, 2025. The following table outlines the changes in the valuation allowance for the years ended December 31:

	2025	2024	2023

	(in thousands)
Balance, beginning of year	$(16,212)	$(9,557)	$(6,596)
Charged to costs and expenses	(173)	(6,655)	(2,961)
Charged to other accounts	(3,919)	—	—
Balance, end of year	$(20,304)	$(16,212)	$(9,557)

As of December 31, 2025, the Company had $11.7 million of non-capital Canadian losses which expire from 2031 to 2045, $801.1 million of state net operating losses which expire from 2038 to 2045, $57.6 million of state net operating losses which have an indefinite carryforward period, and $118.9 million of U.S. federal net operating losses which have an indefinite carryforward period. The Company determined a valuation allowance was applicable to $11.7 million of non-capital Canadian losses, $2.0 million of US federal net operating losses, and $285.7 million of state net operating losses. The Company also determined that it is more likely than not that the benefit from $116.8 million of U.S. federal net operating losses and $569.9 million of state net operating losses will not be realized and therefore this amount has not been recorded.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits:

	2025	2024

	(in thousands)
Balance, January 1	$674,668	$542,762
Reductions based on lapse of statute of limitations	(257)	—
Reductions based on tax positions related to the prior years	—	(2,957)
Reductions based on refunds still outstanding	—	(46,696)
Additions based on tax positions related to the current year	128,639	129,558
Additions based on refunds received related to prior years	—	52,001
Additions based on tax positions related to the prior years	5,581	—
Balance, December 31	$808,631	$674,668

The Company and certain of its subsidiaries are currently under examination by the relevant taxing authorities for various tax years. Certain of these examinations include a review of the Company's tax positions based on legal interpretations that challenge the Company's tax liability under IRC 280E. With few exceptions, as of December 31, 2025, the Company is no longer subject to examination by tax authorities for years before 2020.

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

The Company has taken a position that Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As outlined in Item 3. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of December 31, 2025. As of December 31, 2025 and December 31, 2024, the Company recorded an uncertain tax liability in the consolidated balance sheets that reflects this tax position.

A reconciliation of the beginning and ending amount of uncertain tax position liabilities:

	2025	2024

	(in thousands)
Balance, January 1	$445,221	$180,350
Reductions based on lapse of statute of limitations	(257)	—
Additions based on tax positions related to the current year	146,412	150,014
Additions based on tax positions related to the prior years	3,975	1,256
Additions based on refunds received related to prior years	—	52,001
Reclass tax payment on account	27,295	35,998
Interest recorded in income tax expense, net of reversals (1)	45,729	25,602
Balance, December 31 (2) (3)	$668,375	$445,221

(1)Amounts represent the interest recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the consolidated statements of operations.
(2)The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax returns. As outlined in Item 3. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of December 31, 2025. As of December 31, 2025, $630.3 million is related to this tax position. This amount does not include $93.8 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3) The ending balance includes accrued interest of $75.3 million and $29.6 million as of December 31, 2025 and 2024, respectively. Of the $75.3 million and $29.6 million in accrued interest as of December 31, 2025 and 2024, $65.8 million and $23.5 million relates to the Company's IRC Section 280E tax position, as of December 31, 2025 and 2024, respectively.

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. As outlined in Item 3. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of December 31, 2025. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

Income Taxes Paid

The amounts of cash income taxes paid by the Company after the adoption of ASU 2023-09 were as follows:

2025

(in thousands)
Federal	$(303)
Columbus, Ohio	192
Florida	(141)
Maryland	136
Pennsylvania	1,415
Other	161
Total income taxes paid, net of refunds	$1,460

The amounts of cash income taxes paid by the Company, net of refunds, during the years ended December 31, 2024 and 2023 was $(48.4) million and $52.6 million, respectively.

NOTE 17. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds an ownership interest in these entities ranging from 0% to 95% either directly or through a proxy as of December 31, 2025.

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

	2025	2024

	(in thousands)
Current assets:
Cash	$2,373	$420
Accounts receivable, net	2,961	721
Inventories	5,822	901
Prepaid expenses	406	160
Other current assets	122	—
Total current assets	11,684	2,202
Property and equipment, net	11,835	1,228
Intangible assets, net	1,857	2,028
Other assets	394	355
Total assets	$25,770	$5,813
Current liabilities:
Accounts payable and accrued liabilities	$1,527	$371
Total current liabilities	1,527	371
Total liabilities	$1,527	$371

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

NOTE 18. RELATED PARTIES

The Company rents an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, and recorded to selling, general, and administrative expenses on the consolidated statements of operations.

The Company leases a cultivation facility and corporate office facility from an entity that is indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and a member of the Company's board of directors.

The Company had the following related parties operating leases on the consolidated balance sheets, under ASC 842, as of December 31:

	2025	2024

	(in thousands)
Right-of-use assets, net	$446	$582
Lease liabilities:
Lease liabilities - current portion	$159	$142
Lease liabilities	323	482
Total related parties lease liabilities	$482	$624

Lease expense recognized on leases with related parties was $0.2 million, $0.2 million, and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively and recorded to cost of goods sold and general and administrative expenses on the consolidated statements of operations.

NOTE 19. REVENUE DISAGGREGATION

Revenue is comprised of the following for the years ended December 31:

	2025	2024	2023

	(in thousands)
Retail	$1,110,437	$1,128,877	$1,083,545
Wholesale and other	70,743	57,613	45,648
Total revenue	$1,181,180	$1,186,490	$1,129,193

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

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of December 31, 2025, and 2024, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

The Company records contingent liabilities with respect to litigation on various claims in which it believes a loss is probable and can be estimated. As of December 31, 2025, and 2024, $0.8 million and $6.3 million, respectively, was included in contingent liabilities on the consolidated balance sheets related to pending litigation.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of acquisition nor as of December 31, 2025 and 2024, based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

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

Money Market Funds

Money market funds are included within cash and cash equivalents on the Company’s consolidated balance sheets. Interest income from money market funds was $13.7 million, $11.5 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which was recorded in interest income on the consolidated statements of operations.

Certificates of Deposit

The Company's certificates of deposit are included within short-term investments on the Company's consolidated balance sheets and are classified as held-to-maturity securities as the Company intends to hold until their maturity dates. The certificates of deposit matured in January 2025. Interest income from certificates of deposit was $0.1 million, and $1.9 million for the year ended December 31, 2025, and 2024, which was recorded in interest income on the consolidated statements of operations.

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

The fair value of the interest rate swap liability is recorded in other long-term liabilities on the consolidated balance sheets. As of December 31, 2025 and 2024, the notional value was $66.5 million and $68.4 million, respectively.

Fair Value Measurements

The Company applies the following fair value hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 –	Observable inputs based on unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 –	Inputs other than quoted prices in active markets, which are observable for the asset or liability, either directly or indirectly; and
Level 3 –	Unobservable inputs for which there is little or no market data requiring the Company to develop its own assumptions.

Recurring Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of December 31:

	Fair Value Hierarchy Level (1)	2025	2024

Financial Assets:
Money market funds (2)	Level 1	$236,633	$204,314
Certificates of deposit (3)	Level 1	—	60,393
Total financial assets		$236,633	$264,707
Financial Liabilities:
Interest rate swap (4)	Level 2	$1,630	$1,011

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

The Company recorded impairment charges related to assets moved to held for sale during the years December 31, 2025, 2024, and 2023 totaling $2.5 million, $1.2 million, $3.8 million, respectively, which was recorded to impairment and other charges, net of (recoveries) on the consolidated statements of operations. The impairment charges were derived from the difference between the carrying value and the estimated fair value of the relevant asset, minus estimated selling costs. The fair value was estimated using an income capitalization approach with estimates and assumptions regarding the asset's future cash flows and return on investment (Level 3).

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

		2025		2024
	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Private placement notes (1)	Level 2	$140,000	$140,000	$368,000	$366,660
Notes payable, fixed rate (1) (2)	Level 3	28,591	28,404	47,673	47,344

(1) Excludes any discount or issuance costs.
(2)The fair value was determined using the discounted cash flow method.

NOTE 22. DISCONTINUED OPERATIONS

Discontinued operations consists of our exited operations in Massachusetts and Nevada. The assets and liabilities associated with discontinued operations consisted of the following as of December 31:

	2025	2024

	(in thousands)
Assets associated with discontinued operations
Prepaid expenses	$859	$868
Other assets	1,907	1,980
Total assets associated with discontinued operations	$2,766	$2,848
Liabilities associated with discontinued operations
Accounts payable and accrued liabilities	$246	$86
Operating lease liabilities - current portion	327	241
Finance lease liabilities - current portion	97	334
Construction finance liability - current portion	3,006	2,468
Operating lease liabilities	14,823	15,125
Finance lease liabilities	47	1,729
Construction finance liability	18,693	21,699
Other long-term liabilities	1,379	7
Total liabilities associated with discontinued operations	$38,618	$41,689

The following table summarizes the Company's net loss from discontinued operations for the years ended December 31. The gain and loss resulting from the forgiveness of intercompany payables was eliminated in consolidation.

	2025	2024	2023

	(in thousands)
Revenue	$—	$—	$10,590
Cost of goods sold	—	—	29,843
Gross margin	—	—	(19,253)
Expenses:
Operating expenses	3,004	2,070	7,522
Impairment and other charges, net of (recoveries)	(825)	—	69,480
Total expenses	2,179	2,070	77,002
Loss from operations	(2,179)	(2,070)	(96,255)
Other (expense) income:
Other expense, net (1)	(3,224)	(3,632)	(5,087)
Total other expense, net	(3,224)	(3,632)	(5,087)
Loss before provision for income taxes	(5,403)	(5,702)	(101,342)
(Provision) benefit for income taxes	(209)	—	4,101
Net loss from discontinued operations, net of taxes	(5,612)	(5,702)	(97,241)
Less: net loss attributable to non-controlling interest from discontinued operations	—	—	(1,193)
Net loss from discontinued operations excluding non-controlling interest	$(5,612)	$(5,702)	$(96,048)

(1)Other expense, net primarily consists of interest expense on the construction finance liability and operating lease liabilities associated with our discontinued operations.

The consolidated statements of cash flows includes continuing operations and discontinued operations. Depreciation of long-lived assets, amortization of long-lived assets, and loss (gain) on impairment of long-lived assets for was nominal for 2025 and 2024, respectively.

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

Future minimum lease payments for the construction finance liability associated with discontinued operations as of December 31, 2025, are as follows:

Year	(in thousands)
2026	$5,788
2027	5,961
2028	6,140
2029	6,324
2030	5,963
Thereafter	—
Total future payments	30,176
Less: Interest	(8,477)
Total present value of minimum payments	21,699
Construction finance liabilities - current portion	(3,006)
Construction finance liabilities	$18,693

Future minimum lease payments under non-cancellable leases associated with discontinued operations as of December 31, 2025 are as follows:

	Operating Leases	Finance Leases	Total Leases

Year	(in thousands)
2026	$1,859	$100	$1,959
2027	1,922	48	1,970
2028	1,979	—	1,979
2029	1,996	—	1,996
2030	2,064	—	2,064
Thereafter	19,450	—	19,450
Total undiscounted lease liabilities	29,270	148	29,418
Less: Interest	(14,120)	(4)	(14,124)
Total present value of minimum lease payments	15,150	144	15,294
Lease liabilities - current portion	(327)	(97)	(424)
Lease liabilities	$14,823	$47	$14,870

NOTE 23. SUBSEQUENT EVENTS

On January 29, 2026, the Company closed an additional private placement of 2030 Notes for aggregate gross proceeds of approximately $60 million (the “Additional Notes”). The Additional Notes were issued at a price of $1,000 plus accrued but unpaid interest from December 17, 2025 to January 29, 2026 in the amount of $12.37 per $1,000 principal of Notes. Other than the issue price, the 2030 Notes have identical terms as the $140 million aggregate principal amount of the 2030 Notes issued on December 17, 2025, as described in Note 10. Long-Term Borrowings. The outstanding aggregate principal amount of 2030 Notes, after the issuance of the 2030 Notes in January 2026, is $200 million. The Company intends to use the net proceeds for capital expenditures and general corporate purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(b) and 15d-15(b) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on the results of this evaluation, management concluded that our internal control over financial reporting is effective as of December 31, 2025.

Our independent registered public accounting firm, WithumSmith+Brown, PC has audited our internal control over financial reporting. Their opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025 appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) which occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

On February 24, 2026, the Compensation and Human Resources Committee of the Company approved a discretionary bonus for 2025 for Kim Rivers in the amount of $4,000,000.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The Company has adopted an insider trading policy governing the purchase, sale, and other dispositions of the Company’s securities by directors, senior management, and employees. The insider trading policy was filed as Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and is incorporated herein by reference.

The remaining information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

4.16‡
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

4.18	Form of Indenture (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-3ASR filed with the SEC on December 17, 2025 (File No. 333-288432)

4.19
Second Supplemental Indenture dated December 17, 2025 by and between Trulieve Cannabis Corp. and Odyssey Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2025 (File No. 000-56248)

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

10.17‡+
Executive Employment Agreement, dated February 26, 2025, by and between Trulieve Cannabis Corp. and Jason Pernell (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (File No. 000-56248))

10.18
Executive Employment Agreement, dated September 8, 2025, by and between Trulieve Cannabis Corp. and Jan Reese (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 27, 2025 (File No. 000-56248))

10.19	Form of Voting Support and Lock-Up Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.20	Form of Voting Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2021 (File No. 000-56248))

10.21‡
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

10.23‡	Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021 (File No. 000-56248))

10.24‡
Third Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2025)

10.25
Loan Agreement dated December 21, 2022 between Trulieve Capps Highway LLC and Valley National Bank, as agent, and the lenders named therein (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the SEC on March 8, 2023 (File No. 000-56248)).

10.26
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

10.28
Loan Agreement dated December 22, 2023 between Trulieve Centaury Way, LLC and First Federal Bank (incorporated by reference to Exhibit 10.32 of the Company's Annual Report on Form 10-K filed with the SEC on February 29, 2024 (File No. 000-56248)).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2025 (File No. 000-56248))

21.1+	Subsidiaries of the Registrant as of December 31, 2025

23.1+	Consent, WithumSmith+Brown, PC

23.2+	Consent, Marcum LLP

31.1+	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1+	Appendix A (Licenses and Permits)

101.INS+	Inline XBRL Instance Document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104+	Cover Page Interactive Data File (embedded within the Inline XBRL Document)
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

TRULIEVE CANNABIS CORP.

Date: February 26, 2026	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints each of Kim Rivers, Jan Reese and Joy Malivuk as such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such person in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other and all documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kim Rivers	Director, Chief Executive Officer	February 26, 2026
Kim Rivers	(Principal Executive Officer)

/s/ Jan Reese	Chief Financial Officer	February 26, 2026
Jan Reese	(Principal Financial Officer)

/s/ Joy Malivuk	Chief Accounting Officer	February 26, 2026
Joy Malivuk	(Principal Accounting Officer)

/s/ Thad Beshears	Director	February 26, 2026
Thad Beshears

/s/ Peter Healy	Director	February 26, 2026
Peter Healy

/s/ Richard May	Director	February 26, 2026
Richard May

/s/ Thomas Millner	Director	February 26, 2026
Thomas Millner

/s/ Jane Morreau	Director	February 26, 2026
Jane Morreau

/s/ Susan Thronson	Director	February 26, 2026
Susan Thronson

/s/ Matthew Foulston	Director	February 26, 2026
Matthew Foulston