Form 10-Q
period 2026-03-31
Trulieve Cannabis Corp.
filed 2026-05-07
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of April 30, 2026, the registrant had 169,900,759 Subordinate Voting Shares and 22,406,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q.
ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share data)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$352,880	$255,535
Accounts receivable, net	14,050	10,497
Inventories	242,320	242,298
Income tax receivable	6,751	8,458
Notes receivable - current portion, net	1,327	1,245
Prepaid expenses	21,120	18,325
Other current assets	13,671	25,498
Assets associated with discontinued operations	839	859
Total current assets	652,958	562,715
Property and equipment, net	676,944	670,441
Right of use assets - operating, net	104,677	108,294
Right of use assets - finance, net	70,352	60,000
Intangible assets, net	780,750	798,365
Goodwill	483,905	483,905
Notes receivable, net	450	450
Other assets	10,004	10,021
Long-term assets associated with discontinued operations	1,907	1,907
TOTAL ASSETS	$2,781,947	$2,696,098
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$78,933	$82,658
Deferred revenue	9,954	9,593
Notes payable - current portion	4,148	4,077
Operating lease liabilities - current portion	13,094	13,029
Finance lease liabilities - current portion	11,363	10,703
Construction finance liabilities - current portion	2,566	2,429
Contingencies	300	780
Liabilities associated with discontinued operations	3,802	3,676
Total current liabilities	124,160	126,945
Long-Term Liabilities:
Notes payable, net	90,104	90,839
Private placement notes, net	195,638	136,741
Operating lease liabilities	104,141	107,884
Finance lease liabilities	74,426	64,140
Construction finance liabilities	133,215	133,781
Deferred tax liabilities	169,779	177,993
Uncertain tax position liabilities	696,391	668,375
Other long-term liabilities	10,823	11,449
Long-term liabilities associated with discontinued operations	33,941	34,942
TOTAL LIABILITIES	$1,632,618	$1,553,089
Commitments and contingencies (see Note 3)
EQUITY
Common stock, no par value; unlimited shares authorized; 192,307,145 and 192,307,145 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.	$—	$—
Additional paid-in-capital	2,077,495	2,073,358
Accumulated deficit	(909,719)	(912,125)
Non-controlling interest	(18,447)	(18,224)
TOTAL EQUITY	1,149,329	1,143,009
TOTAL LIABILITIES AND EQUITY	$2,781,947	$2,696,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenue	$286,754	$297,760
Cost of goods sold	116,673	114,541
Gross profit	170,081	183,219
Expenses:
Selling, general, and administrative	104,895	118,772
Depreciation and amortization	29,743	29,328
(Gain) loss on disposal or impairment of assets	(282)	1,793
Total expenses	134,356	149,893
Income from operations	35,725	33,326
Other income (expense):
Interest expense, net	(13,321)	(16,295)
Interest income	2,684	3,068
Other income, net	132	228
Total other expense, net	(10,505)	(12,999)
Income before provision for income taxes	25,220	20,327
Provision for income taxes	21,859	52,464
Net income (loss) from continuing operations	3,361	(32,137)
Net loss from discontinued operations, net of tax benefit $360 and $0, respectively	(1,078)	(1,622)
Net income (loss)	2,283	(33,759)
Less: net loss attributable to non-controlling interest from continuing operations	(123)	(889)
Net income (loss) attributable to common shareholders	$2,406	$(32,870)

Earnings Per Share
Net income (loss) per share - Continuing operations:
Basic	$0.02	$(0.16)
Diluted	$0.02	$(0.16)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares used in computing net income (loss) per share:
Basic	192,544,152	191,127,903
Diluted	197,764,636	191,127,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance, December 31, 2025	23,226,386	169,080,759	192,307,145	$2,073,358	$(912,125)	$(18,224)	$1,143,009
Share-based compensation	—	—	—	4,137	—	—	4,137
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Conversion of Multiple Voting to Subordinate Voting Shares	(820,000)	820,000	—	—	—	—	—
Net income (loss)	—	—	—	—	2,406	(123)	2,283
Balance, March 31, 2026	22,406,386	169,900,759	192,307,145	$2,077,495	$(909,719)	$(18,447)	$1,149,329

Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	3,943	—	—	3,943
Subordinate Voting Shares issued under share compensation plans	—	124,806	124,806	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(53,300)	(53,300)	(238)	—	—	(238)
Distributions to subsidiary non-controlling interest	—	—		—	—	(100)	(100)
Net loss	—	—	—	—	(32,870)	(889)	(33,759)
Balance, March 31, 2025	23,226,386	167,851,060	191,077,446	$2,060,737	$(828,614)	$(13,246)	$1,218,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$2,283	$(33,759)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,743	29,328
Depreciation included in cost of goods sold	13,989	13,855
(Gain) loss on disposal or impairment of assets	(282)	1,793
Gain from disposal of discontinued operations	(7)	—
Share-based compensation	4,137	3,943
Deferred income taxes	(8,214)	(4,650)
Other non-cash changes	3,204	4,989
Changes in operating assets and liabilities:
Inventories	(22)	(7,913)
Accounts receivable	(3,852)	(2,606)
Other assets	(2,358)	(8,045)
Accounts payable and accrued liabilities	(8,745)	(225)
Income tax receivable / payable	1,707	1,373
Uncertain tax position liabilities	28,016	55,713
Other liabilities	(3,893)	(2,667)
Net cash provided by operating activities	55,706	51,129
Cash flows from investing activities
Capital expenditures	(13,484)	(20,795)
Maturities of short-term investments	—	60,000
Other proceeds	296	4,019
Other purchases and payments	—	(206)
Net cash (used in) provided by investing activities	(13,188)	43,018
Cash flows from financing activities
Proceeds from long-term borrowings	60,742	—
Payments on long-term borrowings	(2,046)	(1,864)
Payments for debt issuance costs	(1,287)	—
Other payments and distributions	(2,582)	(2,396)
Payments for taxes related to net share settlement of equity awards	—	(238)
Net cash provided by (used in) financing activities	54,827	(4,498)
Net increase in cash and cash equivalents	97,345	89,649
Cash, cash equivalents, and restricted cash, beginning of period	255,535	239,710
Cash, cash equivalents, and restricted cash, end of period	$352,880	$329,359
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$8,855	$9,016
Income taxes paid, net of refunds	12	28
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$14,124	$5,125
Purchases of property and equipment in accounts payable and accrued liabilities	4,657	2,852
Operating license intangible placed into service, transfer from other assets	—	6,500

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

The following table summarizes the cash, cash equivalent, and restricted cash balances for each of the periods presented:

	March 31,
	2026	2025
Beginning of period:
Cash and cash equivalents (1)	$255,535	$238,803
Restricted cash	—	907
Cash, cash equivalents and restricted cash	$255,535	$239,710
End of period:
Cash and cash equivalents (1)	$352,880	$328,452
Restricted cash	—	907
Cash, cash equivalents and restricted cash	$352,880	$329,359

(1) Excludes discontinued operations, which did not generate cash flows in any period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp. and its subsidiaries, ("Trulieve," the "Company," "we," "our," or "us") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of March 31, 2026, and the results of its operations and cash flows for the periods ended March 31, 2026 and 2025. The results of the Company's operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full 2026 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on February 26, 2026 (the "2025 Form 10-K").

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on February 26, 2026. Our management has reviewed these significant accounting policies and related disclosures and determined that there were no significant changes to our significant accounting policies during the three-month period ended March 31, 2026.

Recently Adopted Accounting Pronouncements

ASU 2025-05 - In July 2025, the FASB issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating credit losses on current accounts receivable and contract assets arising from revenue transactions under Accounting Standards Codification ("ASC") 606, including those acquired in business combinations. Entities may assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. The Company adopted ASU 2025‑05 in the quarter ended March 31, 2026 and elected the practical expedient for eligible current accounts receivable and contract assets. The guidance was applied prospectively and prior period disclosures were not adjusted. The adoption of this ASU had no impact to the Company's financial statements.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	March 31, 2026	December 31, 2025

	(in thousands)
Raw materials
Cannabis plants	$18,593	$18,433
Packaging and supplies	25,788	26,161
Total raw materials	44,381	44,594
Work in process	138,859	139,171
Finished goods - unmedicated	5,049	5,372
Finished goods - medicated	54,031	53,161
Total inventories	$242,320	$242,298

Notes Receivable

	March 31, 2026	December 31, 2025

	(in thousands)
Notes receivable, gross	$6,671	$6,589
Less: allowance for credit losses	(4,894)	(4,894)
Less: current portion of notes receivable	(1,327)	(1,245)
Notes receivable, net	$450	$450

No provision for credit losses was recorded during the three months ended March 31, 2026 and 2025.

Held for Sale Assets
During the three months ended March 31, 2026, the Company identified certain assets that no longer met the criteria for classification as held for sale. Management determined that it no longer had the intent to sell these assets, as they are expected to be utilized to support ongoing production activities. As a result of this change in circumstances, the assets were reclassified from held for sale to held and used at their carrying amounts immediately prior to classification as held for sale. The following table presents a rollforward of held‑for‑sale assets, including net transfers into and out of held‑for‑sale classification, which are recorded in other current assets on the condensed consolidated balance sheet, for the periods presented:

	March 31, 2026	December 31, 2025

	(in thousands)
Balance, beginning of period	$15,047	$18,329
Net transfers to (from) held for sale	(11,872)	5,660
Impairments	—	(2,485)
Assets sold	—	(6,457)
Balance, end of period	$3,175	$15,047

Finance Leases

Future minimum lease payments under the Company's non-cancellable finance leases as of March 31, 2026 are as follows:

Finance Leases

Year	(in thousands)
Remainder of 2026	$14,258
2027	18,756
2028	17,417
2029	15,999
2030	13,704
Thereafter	40,683
Total	$120,817

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of:

	Fair Value Hierarchy Level (1)	March 31, 2026	December 31, 2025

Financial Assets:
Money market funds (2)	Level 1	$331,772	$236,633
Total financial assets		$331,772	$236,633
Financial Liabilities:
Interest rate swap (3)	Level 2	$1,094	$1,630

(1) There were no transfers between hierarchy levels during the periods ending March 31, 2026 or December 31, 2025.
(2) Interest income from money market funds was $2.4 million and $2.8 million for the three months ended March 31, 2026 and 2025, respectively.
(3) The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.
Shared Based Compensation

Stock Options

The following table summarizes the Company's stock option activity for the three months ended March 31, 2026:

Number of options
Outstanding options, beginning of period	5,178,194
Granted (1)	507,138
Exercised	—
Forfeited	—
Expired	(269,649)
Outstanding options, end of period	5,415,683
Vested and exercisable options, end of period	3,657,821

(1) The weighted average exercise price for stock options granted was $6.40.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the three months ended March 31, 2026:

Number of restricted stock units
Unvested balance, beginning of period	5,829,851
Granted (1)	2,551,714
Vested	—
Forfeited	(190,965)
Unvested balance, end of period	8,190,600

(1) The weighted average grant date fair value of RSUs granted was $6.40.

Performance Stock Units

During the three months ended March 31, 2026, the Board of Directors granted performance stock units ("PSUs") under the Company's Third Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan. The number of shares ultimately issuable pursuant to these awards is determined based on the achievement of specified future financial metrics with payout levels ranging from 0% to 200% of the target award, in accordance with the terms established at the grant date.

For awards subject to Company financial performance‑based conditions, the Company estimates the probability of achieving the applicable performance conditions at each reporting period and recognizes compensation expense over the requisite service period based on the estimated percentage of the target award expected to vest. PSUs are valued at their grant‑date fair value, which is determined using the closing market price of the Company’s common stock on the grant date.

The following table summarizes the Company's performance stock unit ("PSU") activity for the three months ended March 31, 2026:

Number of performance stock units
Unvested balance, beginning of period	—
Granted (1)	356,571
Vested	—
Forfeited	—
Unvested balance, end of period	356,571

(1) The weighted average grant date fair value of PSUs granted was $6.40.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Retail	$265,165	$281,973
Wholesale and other	21,589	15,787
Total revenue	$286,754	$297,760

Commitments and Contingencies

Operating Licenses

Although cannabis has been rescheduled as a Schedule-III controlled substance for medical use, it remains on Schedule I with respect to adult use. The possession, cultivation, and distribution of cannabis is permitted for adult use in some states in which the Company operates; however, adult use remains a violation of federal law. Strict enforcement of federal law regarding adult use of cannabis could likely result in the Company’s inability to proceed with certain of the Company's business plans.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of March 31, 2026 and December 31, 2025, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

As of March 31, 2026 and December 31, 2025, $0.3 million and $0.8 million, respectively, were included in contingent liabilities on the condensed consolidated balance sheets related to various pending litigation claims as the loss is probable and can be estimated.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of the acquisition nor as of March 31, 2026 and December 31, 2025, based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

NOTE 4. LONG-TERM BORROWINGS

Private Placement Notes

Private placement notes payable consisted of the following as of:

	March 31, 2026	December 31, 2025	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2030 Notes - Tranche One	$140,000	$140,000	10.50%	11.07%	12/17/2030
2030 Notes - Tranche Two	60,000	—	10.50%	11.02%	12/17/2030
Total private placement notes	200,000	140,000
Less: unamortized debt discount and issuance costs	(4,362)	(3,259)
Less: current portion of private placement notes	—	—
Private placement notes, net	$195,638	$136,741

Notes Payable

Notes payable consisted of the following as of:

	March 31, 2026	December 31, 2025	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022 (4)	$66,054	$66,536	(4)	7.87%	1/1/2028
Notes dated December 22, 2023	23,738	23,891	8.31%	8.48%	12/22/2028
Notes dated October 1, 2021	4,569	4,700	8.14%	8.29%	11/1/2027
Total mortgage notes payable	94,361	95,127
Promissory Notes Payable
Notes acquired in Harvest Acquisition in October 2021 (2)	978	988	(2)	(2)	(2)
Total promissory notes payable	978	988
Total notes payable (3)	95,339	96,115
Less: unamortized debt discount and issuance costs	(1,087)	(1,199)
Less: current portion of notes payable	(4,148)	(4,077)
Notes payable, net	$90,104	$90,839

(1) Underlying assets are pledged as collateral for the mortgage notes payable.
(2) Interest rates range from 0.00% to 7.50%, with a weighted average interest rate of 7.49% as of March 31, 2026. Maturity dates range from April 27, 2026 to October 24, 2026.
(3) Notes payable are subordinated to the private placement notes.
(4) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes.

Construction Finance Liabilities

Total construction finance liabilities were $135.8 million and $136.2 million as of March 31, 2026 and December 31, 2025, respectively. The contractual terms range from 10.0 years to 25.0 years with a weighted average remaining lease term of 14.8 years.

Financial and Other Covenants

Certain long-term borrowing agreements contain various operating and financial covenants as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. As of March 31, 2026, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of March 31, 2026 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2026	$—	$3,301	$13,529	$16,830
2027	—	7,023	18,519	25,542
2028	—	85,015	19,039	104,054
2029	—	—	19,574	19,574
2030	200,000	—	20,124	220,124
Thereafter	—	—	243,687	243,687
Total	$200,000	$95,339	$334,472	$629,811

NOTE 5. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2026	2025

Numerator	(in thousands, except for share and per share data)
Continuing operations
Net income (loss) from continuing operations	$3,361	$(32,137)
Less: net loss attributable to non-controlling interest	(123)	(889)
Net income (loss) attributable to common shareholders	$3,484	$(31,248)
Discontinued operations
Net loss from discontinued operations, net of tax benefit $360 and $0, respectively, attributable to common shareholders	$(1,078)	$(1,622)
Denominator
Weighted average number of common shares outstanding (1)	192,544,152	191,127,903
Dilutive effect of securities outstanding	5,220,484	—
Diluted weighted average number of common shares outstanding	197,764,636	191,127,903
Income (loss) per share - Continuing operations
Basic income (loss) per share	$0.02	$(0.16)
Diluted income (loss) per share	$0.02	$(0.16)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.01)	$(0.01)

(1) Potentially dilutive securities representing 13.6 million shares of common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2025 as their effect would have been antidilutive.

As of March 31, 2026, there were approximately 192.3 million shares of Subordinate Voting Shares and Multiple Voting Shares issued and outstanding, which excluded 0.2 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030, December 1, 2031 or December 1, 2032.

NOTE 6. INCOME TAXES

A following table summarizes the Company's income tax expense and effective tax rate for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Income before provision for income taxes	$25,220	$20,327
Provision for income taxes	$21,859	$52,464
Effective tax rate	87%	258%

The Company has computed its provision for income taxes based on the actual effective tax rate for the quarter, taking into consideration the April 23, 2026 Internal Revenue Service press release and Department of Justice Final Order reclassifying medical cannabis as a Schedule III substance under the Controlled Substances Act, as the Company believes this is the best estimate for the annual effective tax rate. The Company is subject to income taxes in the United States and Canada.

The difference between the March 31, 2026 effective tax rate and federal statutory rate of 21% is primarily attributable to the $15.2 million of interest recorded in income tax expense for uncertain tax positions recognized in prior years. The remaining difference is attributable to state and local income taxes, nondeductible items, and other adjustments. The difference between the March 31, 2025 effective tax rate and federal statutory rate of 21% is primarily attributable to the recognition of $35.1 million of IRC Section 280E uncertain tax position liability as well as $9.0 million of interest recorded in income tax expense for uncertain tax positions.  The remaining difference is attributable to state and local income taxes, nondeductible items, and other adjustments.

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

The following table summarizes a reconciliation of the beginning and ending amount of unrecognized tax benefits for the period presented:

March 31, 2026
Three Months Ended

(in thousands)
Balance, beginning of period	$808,631
Reductions based on tax positions related to the prior years	(2,747)
Reductions based on tax positions related to the current year	(136)
Balance, end of period	$805,748

The following table summarizes a reconciliation of the beginning and ending amount of uncertain tax position liabilities, net for the period presented:

March 31, 2026
Three Months Ended

(in thousands)
Balance, beginning of period	$668,375
Additions based on tax positions related to the prior years	1,963
Reclass tax payments on deposit	10,848
Interest recorded in income tax expense, net of reversals (1)	15,205
Balance, end of period (2) (3)	$696,391

(1) Amounts represent the interest recorded on uncertain tax positions during the respective years which are recorded in the provision for income taxes on the condensed consolidated statements of operations.

(2)The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax return. Of the $696.4 million in uncertain tax position liabilities, net, $655.6 million is related to this tax position. The amount does not include $82.9 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3) The ending balance includes accrued interest of $90.5 million as of March 31, 2026. Of the $90.5 million in accrued interest, $80.2 million relates to the Company's IRC Section 280E tax position.

The Company accounts for income taxes in accordance with ASC 740 and has evaluated recent federal regulatory developments concluding that its income tax positions related to state‑licensed medical operations meet the more‑likely‑than‑not recognition threshold specific to the 2026 taxable year; accordingly, no uncertain tax positions were recorded for medical cannabis activities in the quarter, as doing so would have caused the effective tax rate for the period to not be representative of the Company’s annual effective tax rate. The Company maintains its tax position based on legal interpretations that challenge the Company's tax liability under IRC Section 280E with regard to adult-use cannabis activities; however, such activities are not material to the Company’s consolidated financial statements, and no uncertain tax positions were recorded for the current reporting period.

The Company recorded interest on uncertain tax positions totaling $15.2 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

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

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. As outlined in Item 3. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740 for tax years prior to 2026. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of March 31, 2026. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

NOTE 7. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities ("VIEs") for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company holds an ownership interest in these entities ranging from 0% to 95%, either directly or through a proxy as of March 31, 2026.
The summarized assets and liabilities of the Company's consolidated VIEs in which the Company does not hold a majority interest are presented in the table below as of the periods indicated and include third-party assets and liabilities of the Company's VIEs only and exclude intercompany balances that were eliminated in consolidation.

	March 31, 2026	December 31, 2025

	(in thousands)
Current assets:
Cash	$6,903	$2,373
Accounts receivable, net	3,789	2,961
Inventories	5,440	5,822
Prepaid expenses	499	406
Other current assets	4	122
Total current assets	16,635	11,684
Property and equipment, net	11,588	11,835
Intangible assets, net	1,817	1,857
Other assets	355	394
Total assets	$30,395	$25,770
Current liabilities:
Accounts payable and accrued liabilities	$1,550	$1,527
Total current liabilities	1,550	1,527
Total liabilities	$1,550	$1,527

NOTE 8. RELATED PARTIES

In 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the board of directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and recorded to selling, general, and administrative expenses on the condensed consolidated statements of operations.

The Company also leases a cultivation facility and corporate office facility from an entity that is indirectly owned by the Company's Chief Executive Officer and Chair of the board of directors, a former member of the Company's board of directors, and another member of the Company's board of directors.

The Company had the following related party operating leases on the condensed consolidated balance sheets, under ASC 842, as of:

	March 31, 2026	December 31, 2025

	(in thousands)
Right-of-use assets, net	$410	$446
Lease liabilities:
Lease liabilities - current portion	$163	$159
Lease liabilities	280	323
Total related parties lease liabilities	$443	$482

Lease expense recognized on leases with related parties was $0.1 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively, and recorded to cost of goods sold and selling, general, and administrative expenses on the condensed consolidated statements of operations.

NOTE 9. DISCONTINUED OPERATIONS

The following table summarizes the Company's loss from discontinued operations for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Expenses:
Operating expenses	$710	$758
Gain on lease termination	(7)	—
Total expenses	703	758
Loss from operations	(703)	(758)
Other expense:
Total other expense, net	(735)	(864)
Loss before income taxes	(1,438)	(1,622)
Provision for income taxes	360	—
Net loss from discontinued operations, net of tax benefit $360 and $0, respectively	$(1,078)	$(1,622)

The condensed consolidated statements of cash flows include continuing operations and discontinued operations.
Construction Finance Liability

Future minimum lease payments, including interest, for the construction finance liability associated with discontinued operations as of March 31, 2026 are as follows:

Year	(in thousands)
Remainder of 2026	$4,359
2027	5,961
2028	6,140
2029	6,324
2030	5,963
Thereafter	—
Total future payments	$28,747

NOTE 10. SUBSEQUENT EVENTS

The Company’s management evaluates subsequent events through the date of issuance of the condensed consolidated financial statements. There have been no subsequent events that occurred during such period that would require adjustment to or disclosure in the condensed consolidated financial statements, except as disclosed in Note 6. Income Taxes related to rescheduling of medicinal cannabis from Schedule I to Schedule III.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its subsidiaries ("Trulieve," the "Company," "we," "our," or "us") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report on Form 10-Q and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "2025 Form 10-K").

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in “Part I, Item 1A. Risk Factors” in our 2025 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2025 Form 10-K. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, and the risks discussed in "Item 1A, Risk Factors" of the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

Overview

Trulieve Cannabis Corp. is a reporting issuer in the United States and Canada. The Company’s Subordinate Voting Shares (as hereinafter defined) are listed for trading on the Canadian Securities Exchange (“CSE”) under the symbol “TRUL” and are also traded in the United States on the OTCQX Best Market (“OTCQX”) under the symbol “TCNNF”.

Trulieve is a vertically integrated cannabis company and multi-state operator with operations in nine states. Headquartered in Tallahassee, Florida, we are the largest cannabis retailer in the United States. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical and adult-use customers in all of the markets that we serve. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education and expansion of our distribution network.

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
As of March 31, 2026, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	165	5
Arizona	22	3
Pennsylvania	21	3
West Virginia	10	1
Ohio	8	—
Georgia	6	1
Maryland	3	1
Connecticut	1	—
Colorado	—	1
Total	236	15

Regional Hub Structure

Trulieve’s production, retail, and distribution areas are organized into regional hubs whereby teams and assets are aggregated in order to effectively pair national structure and support with localized operations tailored to each market. Trulieve has established cannabis operations in three hubs: Southeast, Northeast, and Southwest. Each of our three regional hubs are anchored by cornerstone markets in Arizona, Florida, Ohio and Pennsylvania.

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

Competitive Conditions and Position

The markets in which we operate are highly competitive markets with relatively high barriers to entry given the limited quantity of licenses available and the highly regulated nature of the cannabis industry. See “—Regulatory Overview” in Item 1—Business in our 2025 Form 10-K for additional information regarding the impact of regulation on our business. We compete directly with cannabis producers and retailers within single-state operating markets, as well as those that operate across several U.S. state markets.

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

See Item 1A—“Risk Factors” of our 2025 Form 10-K for additional information regarding competition.

Seasonality

Our business operates year-round. Operations and sales trends in select markets do follow seasonal trends at various times of the year, providing seasonal impacts on sales in summer and winter months and increases from promotional activity around specific industry and holiday events including 4/20, 7/10, and Green Wednesday (the Wednesday before Thanksgiving).

Recent Developments

On April 23, 2026, the U.S. Department of Justice (the "DOJ") announced the finalization of the rescheduling of medical marijuana under the Controlled Substances Act (the “CSA”) from Schedule I to Schedule III. As a result of the rescheduling, certain federal tax, regulatory, and research restrictions applicable to Schedule I substances no longer apply to medical marijuana. The DOJ announcement also provided state-legal medical marijuana businesses an expedited process for registration with the Drug Enforcement Administration (the "DEA"). The Company has applied for DEA licenses in Florida, Georgia, Pennsylvania and West Virginia, with the expected effect that the Company’s operations in those medical-only states are federally legal. Finally, the DOJ announcement restarted the process for rescheduling adult use marijuana from Schedule I to Schedule III.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in our 2025 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the three months ended March 31, 2026, there were no significant changes to our critical accounting policies and estimates.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three months ended March 31, 2026 and 2025.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended March 31,

	2026	2025	2026 vs. 2025

	(in thousands)
Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$286,754	$297,760	$(11,006)	(4)%
Cost of goods sold	116,673	114,541	2,132	2%
Gross profit	170,081	183,219	(13,138)	(7)%
Expenses:
Selling, general, and administrative	104,895	118,772	(13,877)	(12)%
Depreciation and amortization	29,743	29,328	415	1%
(Gain) loss on disposal or impairment of assets	(282)	1,793	(2,075)	(116)%
Total expenses	134,356	149,893	(15,537)	(10)%
Income from operations	35,725	33,326	2,399	7%
Other income (expense):
Interest expense, net	(13,321)	(16,295)	(2,974)	(18)%
Interest income	2,684	3,068	(384)	(13)%
Other income, net	132	228	(96)	(42)%
Total other expense, net	(10,505)	(12,999)	(2,494)	(19)%
Income before provision for income taxes	25,220	20,327	4,893	24%
Provision for income taxes	21,859	52,464	(30,605)	(58)%
Net income (loss) from continuing operations	3,361	(32,137)	(35,498)	(110)%
Net loss from discontinued operations, net of tax benefit $360 and $0, respectively	(1,078)	(1,622)	(544)	(34)%
Net income (loss)	$2,283	$(33,759)	$(36,042)	(107)%

Percentage of Revenue	2026	2025
Cost of goods sold	40.7%	38.5%
Gross profit	59.3%	61.5%
Selling, general, and administrative	36.6%	39.9%

Revenue

Revenue for the three months ended March 31, 2026 was $286.8 million, a decrease of $11.0 million, from $297.8 million for the three months ended March 31, 2025. The decrease in revenue was driven by a $16.8 million decrease in retail revenue partially offset by a $5.8 million increase in wholesale and other revenue.

The increase in wholesale and other revenue was driven primarily by a continued focus on new and expanded relationships with wholesale partners, resulting in higher wholesale revenue across several core markets.

The decrease in retail revenue reflects continued price compression, partially offset by contributions from new retail dispensary openings; the Company operated 236 dispensaries as of March 31, 2026, compared to 229 dispensaries as of March 31, 2025.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended March 31, 2026 was $116.7 million, an increase of $2.1 million from $114.5 million for the three months ended March 31, 2025. Cost of goods sold as a percentage of revenue was 40.7% for the three months ended March 31, 2026 as compared to 38.5% for the three months ended March 31, 2025. Gross profit for the three months ended March 31, 2026 was $170.1 million, a decrease of $13.1 million from $183.2 million for the three months ended March 31, 2025. Gross profit as a percentage of revenue was 59.3% for the three months ended March 31, 2026 as compared to 61.5% for the three months ended March 31, 2025. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended March 31, 2026 was $104.9 million, a decrease of $13.9 million from $118.8 million for the three months ended March 31, 2025. Selling, general, and administrative expense as a percentage of revenues was 36.6% for the three months ended March 31, 2026, compared to 39.9% for the three months ended March 31, 2025. The decrease in the current period expenditures compared to the prior year comparable period reflects lower campaign and political contributions, totaling $9.5 million in the current period compared to $23.0 million in the prior year period.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2026 was $29.7 million, an increase of $0.4 million from $29.3 million for the three months ended March 31, 2025.

(Gain) loss on disposal or impairment of assets

Impairment and other charges, net of recoveries was a gain of $0.3 million for the three months ended March 31, 2026 compared to a loss of $1.8 million for the three months ended March 31, 2025.

Interest Expense, Net

Interest expense, net for the three months ended March 31, 2026 was $13.3 million, a decrease of $3.0 million from $16.3 million for the three months ended March 31, 2025. The decrease was primarily driven by a reduction in overall debt in the current period as compared to the prior period.

Interest Income

Interest income for the three months ended March 31, 2026 was $2.7 million, a decrease of $0.4 million from $3.1 million for the three months ended March 31, 2025.

Other Income, Net

Other income, net for the three months ended March 31, 2026 was $0.1 million, a decrease of $0.1 million from $0.2 million for the three months ended March 31, 2025.

Provision for Income Taxes

The provision for income taxes for the three months ended March 31, 2026 was $21.9 million, a decrease of $30.6 million from $52.5 million for the three months ended March 31, 2025. The provision for income taxes as a percentage of gross profit was 12.9% for the three months ended March 31, 2026, compared to 28.6% for the three months ended March 31, 2025. The decrease was primarily driven by the Company not applying IRC Section 280E for the 2026 taxable year, where the prior period included the impact of IRC Section 280E.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. EBITDA is calculated as net income (loss) before net: interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as net income (loss) before net interest expense, interest income, provision for income taxes and depreciation and amortization, which is then adjusted for certain contributions, such as campaign and political initiatives, items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes, impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, other income and expense items.

We report Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measure noted above is a metric that has been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry as competitors commonly disclose similar performance measures; however, our calculation of Adjusted EBITDA may not be comparable to other similarly titled performance measures of other companies, as well as to remove non-recurring, irregular and one-time items that may otherwise distort the GAAP net income (loss) measure.

As noted above, our Adjusted EBITDA is not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures prepared in accordance with GAAP. There are a number of limitations related to the use of Adjusted EBITDA rather than net income (loss), which is the most directly comparable financial measure calculated and presented in accordance with GAAP. Because of these limitations, we consider, and you should consider, Adjusted EBITDA together with other operating and financial performance measures presented in accordance with GAAP. A reconciliation of net income (loss), the most directly comparable financial measure calculated in accordance with GAAP, to Adjusted EBITDA, has been included herein immediately following our discussion of “Adjusted EBITDA”.

Adjusted EBITDA

Adjusted EBITDA for the three months ended March 31, 2026 was $100.4 million, a decrease of $8.8 million from $109.2 million for the three months ended March 31, 2025, driven by lower revenue.

The following table presents a reconciliation of net income (loss) attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net income (loss) attributable to common shareholders	$2,406	$(32,870)
Add (deduct) impact of:
Interest expense, net	13,321	16,295
Interest income	(2,684)	(3,068)
Provision for income taxes	21,859	52,464
Depreciation and amortization	29,743	29,328
Depreciation included in cost of goods sold	13,989	13,855
EBITDA (Non-GAAP)	78,634	76,004
(Gain) loss on disposal or impairment of assets	(282)	1,793
Campaign and political contributions	9,540	22,952
Acquisition, transaction, and other non-recurring costs	7,447	3,104
Share-based compensation	4,137	3,943
Other income, net	(132)	(228)
Discontinued operations, net of tax, attributable to common shareholders	1,078	1,622
Total adjustments	21,788	33,186
Adjusted EBITDA (Non-GAAP)	$100,422	$109,190
Adjusted EBITDA (Non-GAAP) % of Revenue	35.0%	36.7%

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

As of March 31, 2026, cash and cash equivalents were $352.9 million. We believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report on Form 10-Q through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Debt or equity financings.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$55,706	$51,129
Net cash (used in) provided by investing activities	(13,188)	43,018
Net cash provided by (used in) financing activities	54,827	(4,498)
Net increase in cash and cash equivalents	$97,345	$89,649

Cash Flows - Operating Activities

Net cash provided by operating activities was $55.7 million for the three months ended March 31, 2026, an increase of $4.6 million compared to $51.1 million net cash provided by operating activities for the three months ended March 31, 2025. The increase is driven primarily by the change in net income (loss) of $35.3 million from the prior period to the current period.

Cash Flows - Investing Activities

Net cash used in investing activities was $13.2 million for the three months ended March 31, 2026, compared to the $43.0 million in net cash provided by investing activities for the three months ended March 31, 2025. The change was primarily driven by certificates of deposit entered into in 2024 which matured in 2025. Additionally, higher proceeds from asset sales and a reduction in capital expenditures in the current period contributed to the change in net cash provided by investing activities.

Cash Flows - Financing Activities

Net cash provided by financing activities was $54.8 million for the three months ended March 31, 2026, a change of $59.3 million, compared to $4.5 million net cash used in financing activities for the three months ended March 31, 2025. The change was primarily driven by proceeds received from a debt issuance in the first quarter of 2026.

Balance Sheet Exposure

As of March 31, 2026 and December 31, 2025, substantially all of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. On April 23, 2026, the DOJ announced the finalization of the rescheduling of medical marijuana under the CSA from Schedule I to Schedule III. As a result of the rescheduling, certain federal tax, regulatory, and research restrictions applicable to Schedule I substances no longer apply to medical marijuana. The DOJ announcement also provided state-legal medical marijuana businesses an expedited process for registration with the DEA. The Company has applied for DEA licenses in Florida, Pennsylvania, Georgia and West Virginia, with the expected effect that the Company’s operations in those medical-only states are federally legal. We believe our operations are in material compliance with all applicable federal, state and local laws, regulations, and licensing requirements in the states in which we operate.

Finally, the DOJ announcement restarted the process for rescheduling adult use marijuana from Schedule I to Schedule III. Until that process is complete, the Company's adult use cannabis operations remain illegal under U.S. federal law. For information about risks related to U.S. cannabis operations, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and "Part I, Item 1A - Risk Factors" in our 2025 Form 10-K.

Contractual Obligations

For information on our commitments for finance leases, financing arrangements, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 4. Long-Term Borrowings, and Note 6. Income Taxes in Part I. Item 1 of this Quarterly Report on Form 10-Q. Other than the $28.0 million increase in our uncertain tax position liabilities, and the $19.0 million increase in future minimum lease payments under non-cancellable finance leases, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2025 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2025 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation with the participation of our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred for the three months ended March 31, 2026, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include the Company’s statements regarding the Company’s expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Part II, Item 1A – Risk Factors” and discussed elsewhere in this Quarterly Report on Form 10-Q, and in “Part I, Item 1A – Risk Factors” of our 2025 Form 10-K. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report on Form 10-Q. These factors and risks include, among other things, the following:
Risks Related to Our Business and Industry
•the illegality of adult use cannabis under federal law;
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
•the lack of sufficient liquidity in the markets for our shares; and
Risks Related to Being a Public Company
•the increased costs as a result of being a U.S. reporting company;
Item 1. Legal Proceedings.

    There are no actual or, to our knowledge, contemplated legal proceedings material to Trulieve or in which any of our property is the subject matter, other than the following matter.

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. Based on an analysis of the facts, information and circumstances available as of March 31, 2026, Trulieve believes that it is more likely than not that the Company will prevail in its position. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the uncertain tax position liability related to tax years prior to 2026 has been recognized as of March 31, 2026. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed by the IRS, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2025 Form 10-K includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". You should consider carefully the risk factors discussed in our 2025 Form 10-K and all other information contained in or incorporated by reference in this Quarterly Report on Form 10-Q before making an investment decision. If any of the risks discussed in the 2025 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment. The following risk factors supplement the risk factors previously disclosed in our 2025 Form 10-K.

Adult use cannabis is illegal under United States federal law.

In the U.S. cannabis is largely regulated at the state level. Each state in which we operate (or are currently proposing to operate) authorizes, as applicable, medical and/or adult-use cannabis production and distribution by licensed or registered entities, and numerous other states have legalized cannabis in some form. On April 23, 2026, the DOJ announced the finalization of the rescheduling of medical marijuana under the CSA from Schedule I to Schedule III. As a result of the rescheduling, certain federal tax, regulatory, and research restrictions applicable to Schedule I substances no longer apply to medical marijuana. The DOJ announcement also provided state-legal medical marijuana businesses an expedited process for registration with the DEA. The Company has applied for DEA licenses in Florida, Pennsylvania, Georgia and West Virginia, with the expected effect that the Company’s operations in those medical-only states are federally legal.

However, although the DOJ announcement restarted the process for rescheduling adult use marijuana from Schedule I to Schedule III, until that process is complete, the Company’s adult use cannabis operations remain illegal under U.S. federal law. Although we believe that our adult use cannabis business activities are compliant with applicable state and local laws in the United States, strict compliance with such state and local laws would not provide a defense to any federal proceeding which may be brought against us. Any such proceedings may result in a material adverse effect on us, including our business, financial condition, and results of operations.

We may not be able to adequately protect our intellectual property.

As long as adult use cannabis remains illegal under U.S. federal law as a Schedule I controlled substance under the CSA, the benefit of certain federal laws and protections that may be available to most businesses, such as federal trademark and patent protection, may not be available to us. As a result, our intellectual property may not be adequately or sufficiently protected against the use or misappropriation by third parties.

Our property may be subject to risk of civil asset forfeiture.

Because the adult use cannabis industry remains illegal under U.S. federal law, any associated property that is either used in the course of conducting or comprises the proceeds of an adult use cannabis business could be subject to seizure by law enforcement and subsequent civil asset forfeiture.

We could be subject to criminal prosecution or civil liabilities under RICO.

The Racketeer Influenced Corrupt Organizations Act (“RICO”) criminalizes the use of any profits from certain defined “racketeering” activities in interstate commerce. While intended to provide an additional cause of action against organized crime, due to the fact that adult use cannabis is illegal under U.S. federal law, the Company’s adult use cannabis operations could qualify as “racketeering” as defined by RICO. As such, all officers, managers and owners in a cannabis related business could be subject to criminal prosecution under RICO. Trulieve or its subsidiaries, as well as its officers, managers and owners could all be subject to civil claims under RICO.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, Kim Rivers, Chairman of the Board and Chief Executive Officer, adopted a “Rule 10b5-1 trading arrangement” intended to comply with Rule 10b5‑1(c). The plan, adopted on March 16, 2026, covers an aggregate of 2,501,071 shares of the Company’s subordinated voting shares and provides for transactions over a period beginning June 15, 2026 and ending on the date all subordinated voting shares subject to the plan are sold, subject to early termination for specified events as set forth in the plan. No trades may occur until the mandatory 90-day cooling‑off period required under Rule 10b5‑1(c) has elapsed.

During the three months ended March 31, 2026, no other director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits.

Exhibit Number	Description

10.1 ‡
Executive Employment Agreement, dated March 5, 2026 by and between Trulieve Cannabis Corp. and Brett Walsh (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2026)

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

TRULIEVE CANNABIS CORP.

Date: May 7, 2026	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Jan Reese
Jan Reese
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2026	By:	/s/ Brett Walsh
Brett Walsh
Chief Accounting Officer
(Principal Accounting Officer)