Form 10-Q
period 2026-06-30
Trulieve Cannabis Corp.
filed 2026-08-07
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
(850) 298-8866
(Registrant’s telephone number, including area code)
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Subordinate Voting Shares, no par value	TRLV	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of July 31, 2026, the registrant had 170,158,916 Subordinate Voting Shares and 22,406,386 Multiple Voting Shares (on an as converted basis) outstanding.

TRULIEVE CANNABIS CORP.
Unless otherwise noted or the context indicates otherwise, references in this Quarterly Report to the “Company,” “Trulieve,” “we,” “us” and “our” refer to Trulieve Cannabis Corp. and its direct and indirect consolidated subsidiaries; the term “cannabis” means the plant of any species or subspecies of genus Cannabis and any part of that plant, including all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers; and the term “hemp” has the meaning given to such term in the U.S. Agricultural Improvement Act of 2018, including hemp-derived cannabidiol.

This Quarterly Report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us or our business by, any other companies.
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this " Quarterly Report") contains forward-looking statements within the meaning of safe harbor provisions of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include statements regarding the Company’s expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, and the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” and discussed elsewhere in this Quarterly Report and in “Part I, Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the Securities and Exchange Commission (the "SEC") after the date of this Quarterly Report.
ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share data)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$325,420	$255,535
Accounts receivable, net	3,938	10,497
Inventories	186,872	242,298
Income tax receivable	152	8,458
Notes receivable - current portion, net	75	1,245
Prepaid expenses	20,732	18,325
Other current assets	4,699	25,498
Management services agreement receivable, related party	22,945	—
Assets associated with discontinued operations	—	859
Total current assets	564,833	562,715
Property and equipment, net	583,987	670,441
Right of use assets - operating, net	86,086	108,294
Right of use assets - finance, net	54,806	60,000
Intangible assets, net	300,443	798,365
Goodwill	325,624	483,905
Notes receivable, net	450	450
Investment in Harvest	152,503	—
Other assets	8,703	10,021
Long-term assets associated with discontinued operations	—	1,907
TOTAL ASSETS	$2,077,435	$2,696,098
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$61,495	$82,658
Deferred revenue	7,024	9,593
Notes payable - current portion	4,182	4,077
Operating lease liabilities - current portion	11,288	13,029
Finance lease liabilities - current portion	10,147	10,703
Construction finance liabilities - current portion	623	2,429
Contingencies	300	780
Liabilities associated with discontinued operations	—	3,676
Total current liabilities	95,059	126,945
Long-Term Liabilities:
Notes payable, net	89,389	90,839
Private placement notes, net	195,820	136,741
Operating lease liabilities	85,776	107,884
Finance lease liabilities	59,831	64,140
Construction finance liabilities	120,206	133,781
Deferred tax liabilities	57,249	177,993
Uncertain tax position liabilities	598,187	668,375
Other long-term liabilities	10,010	11,449
Long-term liabilities associated with discontinued operations	—	34,942
TOTAL LIABILITIES	$1,311,527	$1,553,089
Commitments and contingencies (see Note 3)
EQUITY
Common shares, no par value; unlimited shares authorized; 192,382,935 and 192,307,145 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	$—	$—
Additional paid-in-capital	2,083,157	2,073,358
Accumulated deficit	(1,315,694)	(912,125)
Non-controlling interest	(1,555)	(18,224)
TOTAL EQUITY	765,908	1,143,009
TOTAL LIABILITIES AND EQUITY	$2,077,435	$2,696,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$270,952	$302,086	$557,706	$599,846
Cost of goods sold	108,663	119,160	225,336	233,701
Gross profit	162,289	182,926	332,370	366,145
Expenses:
Selling, general, and administrative	101,767	101,116	206,662	219,888
Depreciation and amortization	25,723	29,427	55,466	58,755
Loss (gain) on disposal or impairment of assets	1,989	(251)	1,707	1,542
Loss on Deconsolidation Transaction	403,333	—	403,333	—
Total expenses	532,812	130,292	667,168	280,185
(Loss) income from operations	(370,523)	52,634	(334,798)	85,960
Other income (expense):
Interest expense, net	(12,760)	(16,393)	(26,081)	(32,688)
Interest income	3,062	3,638	5,746	6,706
Equity in net loss of Harvest	(3,289)	—	(3,289)	—
Other income (expense), net	114	(975)	246	(747)
Total other expense, net	(12,873)	(13,730)	(23,378)	(26,729)
(Loss) income before provision for income taxes	(383,396)	38,904	(358,176)	59,231
Provision for income taxes	21,967	54,720	43,826	107,184
Net loss from continuing operations	(405,363)	(15,816)	(402,002)	(47,953)
Net loss from discontinued operations, net of tax benefit (provision) of $237, $(441), $597, and $(441), respectively, attributable to common shareholders	(699)	(295)	(1,777)	(1,917)
Net loss	(406,062)	(16,111)	(403,779)	(49,870)
Less: net loss attributable to non-controlling interest from continuing operations	(87)	(2,331)	(210)	(3,220)
Net loss attributable to common shareholders	$(405,975)	$(13,780)	$(403,569)	$(46,650)

Earnings Per Share
Net loss per share - Continuing operations:
Basic and diluted	$(2.10)	$(0.07)	$(2.09)	$(0.23)
Net loss per share - Discontinued operations:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares used in computing net loss per share:
Basic and diluted	192,714,241	191,199,880	192,629,666	191,164,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance, March 31, 2026	22,406,386	169,900,759	192,307,145	$2,077,495	$(909,719)	$(18,447)	$1,149,329
Share-based compensation	—	—	—	6,913	—	—	6,913
Subordinate Voting Shares issued under share compensation plans	—	123,975	123,975	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(48,185)	(48,185)	(1,251)	—	—	(1,251)
Deconsolidation of Harvest	—	—	—	—	—	16,979	16,979
Net loss	—	—	—	—	(405,975)	(87)	(406,062)
Balance, June 30, 2026	22,406,386	169,976,549	192,382,935	$2,083,157	$(1,315,694)	$(1,555)	$765,908

Balance, March 31, 2025	23,226,386	167,851,060	191,077,446	$2,060,737	$(828,614)	$(13,246)	$1,218,877
Share-based compensation	—	—	—	6,762	—	—	6,762
Subordinate Voting Shares issued under share compensation plans	—	37,500	37,500	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(14,291)	(14,291)	(57)	—	—	(57)
Net loss	—	—	—	—	(13,780)	(2,331)	(16,111)
Balance, June 30, 2025	23,226,386	167,874,269	191,100,655	$2,067,442	$(842,394)	$(15,577)	$1,209,471

	Six Months Ended
	Multiple Voting Shares	Subordinate Voting Shares	Total Common Shares	Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity

Balance, December 31, 2025	23,226,386	169,080,759	192,307,145	$2,073,358	$(912,125)	$(18,224)	$1,143,009
Share-based compensation	—	—	—	11,050	—	—	11,050
Subordinate Voting Shares issued under share compensation plans	—	123,975	123,975	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(48,185)	(48,185)	(1,251)	—	—	(1,251)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Conversion of Multiple Voting Shares to Subordinate Voting Shares	(820,000)	820,000	—	—	—	—	—
Deconsolidation of Harvest	—	—	—	—	—	16,979	16,979
Net loss	—	—	—	—	(403,569)	(210)	(403,779)
Balance, June 30, 2026	22,406,386	169,976,549	192,382,935	$2,083,157	$(1,315,694)	$(1,555)	$765,908

Balance, December 31, 2024	23,226,386	167,779,554	191,005,940	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	10,705	—	—	10,705
Subordinate Voting Shares issued under share compensation plans	—	162,306	162,306	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	(67,591)	(67,591)	(295)	—	—	(295)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	(46,650)	(3,220)	(49,870)
Balance, June 30, 2025	23,226,386	167,874,269	191,100,655	$2,067,442	$(842,394)	$(15,577)	$1,209,471
The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(403,779)	$(49,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,466	58,755
Depreciation included in cost of goods sold	27,419	27,577
Loss on Deconsolidation Transaction	403,333	—
Equity in net loss of Harvest	3,289	—
Impairment and disposal of long-lived assets, net of recoveries	1,707	(175)
Gain from disposal of discontinued operations	(7)	—
Share-based compensation	11,050	10,705
Deferred income taxes	(19,059)	(9,919)
Other non-cash changes	6,736	12,258
Changes in operating assets and liabilities:
Inventories	6,000	(10,093)
Accounts receivable	(2,712)	(3,368)
Other assets	(30,735)	(998)
Accounts payable and accrued liabilities	(3,394)	(11,813)
Income tax receivable / payable	1,103	2,705
Uncertain tax position liabilities	60,955	114,445
Other liabilities	(8,525)	(8,716)
Proceeds received from insurance for operating expenses	—	5,731
Net cash provided by operating activities	108,847	137,224
Cash flows from investing activities
Capital expenditures	(34,495)	(36,808)
Maturities of short-term investments	—	60,000
Cash disposed in Deconsolidation Transaction	(58,395)	—
Other proceeds	4,841	11,399
Other purchases and payments	—	(205)
Net cash (used in) provided by investing activities	(88,049)	34,386
Cash flows from financing activities
Proceeds from long-term borrowings	60,742	—
Payments on long-term borrowings	(3,741)	(5,455)
Payments for debt issuance costs	(1,287)	—
Other payments and distributions	(5,376)	(4,583)
Payments for taxes related to net share settlement of equity awards	(1,251)	(295)
Net cash provided by (used in) financing activities	49,087	(10,333)
Net increase in cash and cash equivalents, and restricted cash	69,885	161,277
Cash, cash equivalents, and restricted cash, beginning of period	255,535	239,710
Cash, cash equivalents, and restricted cash, end of period	$325,420	$400,987
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$26,928	$32,729
Income taxes paid, net of refunds	964	394
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$18,964	$12,750
Purchases of property and equipment in accounts payable and accrued liabilities	4,123	1,452
Operating license intangible placed into service, transfer from other assets	—	6,500

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

The following table summarizes the cash, cash equivalent, and restricted cash balances for each of the periods presented:

	Six Months Ended June 30,
	2026	2025
Beginning of period:
Cash and cash equivalents (1)	$255,535	$238,803
Restricted cash	—	907
Cash, cash equivalents, and restricted cash	$255,535	$239,710
End of period:
Cash and cash equivalents (1)	$325,420	$392,580
Restricted cash	—	8,407
Cash, cash equivalents, and restricted cash	$325,420	$400,987

(1) Excludes discontinued operations, which did not generate cash flows in any period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp. and its subsidiaries, ("Trulieve," the "Company," "we," "our," or "us") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of June 30, 2026, and the results of its operations and cash flows for the periods ended June 30, 2026 and 2025. The results of the Company's operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full 2026 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on February 26, 2026 (the "2025 Form 10-K").

Deconsolidation Transaction

On June 3, 2026, the Company completed a transaction pursuant to which the Company ceased to control its former indirect wholly-owned subsidiary, Harvest Enterprises, LLC (“Harvest”), which holds the Company’s former mixed-use cannabis operations (the “Deconsolidation Transaction”), other than businesses the transfer of which is subject to regulatory approval, which businesses will, automatically and without any action on the part of the Company or any other party, transfer to Harvest upon the receipt of regulatory approval. Accordingly, the Company deconsolidated Harvest effective June 3, 2026, in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. The accompanying condensed consolidated financial statements include Harvest’s results of operations through the date of the Deconsolidation Transaction. Following the Deconsolidation Transaction, the Company’s retained noncontrolling investment in Harvest is accounted for under the equity method of accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As a result of the Deconsolidation Transaction, Harvest’s assets, liabilities, revenues, expenses, and cash flows are no longer included in the Company’s consolidated financial statements after June 3, 2026. Accordingly, the Company’s financial position, results of operations, and cash flows for periods subsequent to the Deconsolidation Transaction will not be directly comparable to prior periods. See Note 4. Disposition for additional information.

Discontinued Operations

In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company exited operations in Nevada. Both actions represented a strategic shift in business; therefore, the results of the discontinued operations have been presented as discontinued operations within the condensed consolidated statements of operations for all periods presented. As part of the Deconsolidation Transaction, these discontinued operations were transferred to Harvest. See Note 4. Disposition for additional information regarding the Deconsolidation Transaction. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations.

Basis of Measurement

These condensed consolidated financial statements have been prepared on a going concern basis, under the historical cost convention, except for certain financial instruments that are measured at fair value as described herein.

Functional Currency

The functional currency of the Company and its subsidiaries, as determined by management, is the United States (“U.S.”) dollar. These condensed consolidated financial statements are presented in U.S. dollars.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the 2025 Form 10-K. The Company's management has reviewed these significant accounting policies and related disclosures and determined that other than noted below, there were no significant changes to the Company's significant accounting policies during the six-month period ended June 30, 2026.

Equity Method Investment

The Company accounts for its investment in unconsolidated entities where it exercises significant influence but does not have control, under the equity method of accounting. Such investments are recorded at fair value and subsequently adjusted for the Company’s share of the investee’s net income or loss which is included in Equity in net loss of Harvest on the condensed consolidated statements of operations. The Company evaluates the equity method investment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Any impairment deemed other-than-temporary is recognized in earnings and is not subsequently reversed.

Recently Adopted Accounting Pronouncements

ASU 2025-05 - In July 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendment provides a practical expedient for estimating credit losses on current accounts receivable and contract assets arising from revenue transactions under ASC 606, including those acquired in business combinations. Entities may assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. The Company adopted ASU 2025‑05 in the quarter ended March 31, 2026 and elected the practical expedient for eligible current accounts receivable and contract assets. The guidance was applied prospectively and prior period disclosures were not adjusted. The adoption of this ASU had no impact to the Company's condensed consolidated financial statements.

NOTE 3. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	June 30, 2026	December 31, 2025

	(in thousands)
Raw materials
Cannabis plants	$16,656	$18,433
Packaging and supplies	18,920	26,161
Total raw materials	35,576	44,594
Work in process	111,383	139,171
Finished goods - unmedicated	3,707	5,372
Finished goods - medicated	36,206	53,161
Total inventories	$186,872	$242,298

Notes Receivable

	June 30, 2026	December 31, 2025

	(in thousands)
Notes receivable, gross	$525	$6,589
Less: allowance for credit losses	—	(4,894)
Less: current portion of notes receivable	(75)	(1,245)
Notes receivable, net	$450	$450

The provision for credit losses is recorded to other expense, net on the condensed consolidated statements of operations and was zero and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and was zero and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

Held for Sale Assets
During the first quarter of 2026, the Company identified certain assets that no longer met the criteria for classification as held for sale. Management determined that it no longer had the intent to sell these assets, as they are expected to be utilized to support ongoing production activities. As a result of this change in circumstances, the assets were reclassified from held for sale to held and used at their carrying amounts immediately prior to classification as held for sale. The following table presents a rollforward of held‑for‑sale assets, including net transfers into and out of held‑for‑sale classification, which are recorded in other current assets on the condensed consolidated balance sheets, for the periods presented:

	June 30, 2026	December 31, 2025

	(in thousands)
Balance, beginning of period	$15,047	$18,329
Net transfers to (from) held for sale	(11,872)	5,660
Impairments	—	(2,485)
Assets sold	(3,175)	(6,457)
Balance, end of period	$—	$15,047

Finance Leases

Future minimum lease payments under the Company's non-cancellable finance leases as of June 30, 2026 are as follows:

Finance Leases

Year	(in thousands)
Remainder of 2026	$8,242
2027	16,243
2028	15,110
2029	13,837
2030	11,476
Thereafter	32,580
Total	$97,488

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of:

	Fair Value Hierarchy Level (1)	June 30, 2026	December 31, 2025

Financial Assets:
Money market funds (2)	Level 1	$307,332	$236,633
Total financial assets		$307,332	$236,633
Financial Liabilities:
Interest rate swap (3)	Level 2	$611	$1,630

(1) There were no transfers between hierarchy levels during the periods ended June 30, 2026 or December 31, 2025.
(2) Interest income from money market funds was $2.8 million and $3.5 million for the three months ended June 30, 2026 and 2025, respectively, and was $5.2 million and $6.3 million for the six months ended June 30, 2026 and 2025, respectively. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets.

(3) The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Share Repurchase Program

In June 2026, the Company’s board of directors (the "Board of Directors") authorized a share repurchase program pursuant to which the Company may repurchase up to the lesser of $50.0 million in aggregate value or 8,495,038 Subordinate Voting Shares. The program is expected to expire on June 16, 2027. As of June 30, 2026, no shares had been repurchased under the program.
Shared-Based Compensation

Stock Options

The following table summarizes the Company's stock option activity for the six months ended June 30, 2026:

Number of options
Outstanding options, beginning of period	5,178,194
Granted (1)	507,138
Exercised	(126,094)
Forfeited	—
Expired	(271,826)
Outstanding options, end of period	5,287,412
Vested and exercisable options, end of period	3,755,983

(1) The weighted average exercise price for stock options granted was $6.40.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the six months ended June 30, 2026:

Number of restricted stock units
Unvested balance, beginning of period	5,829,851
Granted (1)	2,551,714
Vested	(264,618)
Forfeited	(358,427)
Unvested balance, end of period	7,758,520

(1) The weighted average grant date fair value of RSUs granted was $6.40.

Performance Stock Units

During the first quarter of 2026, the Board of Directors granted performance stock units ("PSUs") under the Third Amended and Restated Trulieve Cannabis Corp. 2021 Omnibus Incentive Plan. The number of shares ultimately issuable pursuant to these awards is determined based on the achievement of specified future financial metrics with payout levels ranging from 0% to 200% of the target award, in accordance with the terms established at the grant date.

For awards subject to Company financial performance‑based conditions, the Company estimates the probability of achieving the applicable performance conditions at each reporting period and recognizes compensation expense over the requisite service period based on the estimated percentage of the target award expected to vest. PSUs are valued at their grant‑date fair value, which is determined using the closing market price of the Company’s Subordinate Voting Shares on the grant date.

The following table summarizes the Company's PSU activity for the six months ended June 30, 2026:

Number of performance stock units
Unvested balance, beginning of period	—
Granted (1)	356,571
Vested	(29,297)
Forfeited	—
Unvested balance, end of period	327,274

(1) The weighted average grant date fair value of PSUs granted was $6.40.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Retail	$254,918	$283,876	$520,083	$565,849
Wholesale and other	16,034	18,210	37,623	33,997
Total revenue	$270,952	$302,086	$557,706	$599,846

Commitments and Contingencies

Operating Licenses

As a result of the Deconsolidation Transaction the Company operates exclusively in medical cannabis markets and is subject to federal and state regulatory requirements applicable to its operations. The Company's business depends on its ability to obtain and maintain required federal and state registrations, licenses, and permits. Changes in applicable laws, regulations, or licensing requirements could adversely affect the Company's operations and business plans.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of June 30, 2026 and December 31, 2025, there were no pending or threatened lawsuits that the Company believes could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

As of June 30, 2026 and December 31, 2025, $0.3 million and $0.8 million, respectively, were included in contingent liabilities on the condensed consolidated balance sheets related to various pending litigation claims as the loss is probable and can be estimated.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of the acquisition nor as of June 30, 2026 and December 31, 2025, based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

NOTE 4. DISPOSITION

On June 3, 2026 the Company completed the Deconsolidation Transaction pursuant to which Harvest, which holds the Company’s former mixed-use cannabis operations (other than businesses the transfer of which is subject to regulatory approval, which businesses will, automatically and without any action on the part of the Company or any other party, transfer to Harvest upon the receipt of regulatory approval), ceased to be a consolidated subsidiary.

As further described below, as a result of the implementation of the Deconsolidation Transaction, an indirect wholly-owned subsidiary of the Company (“Company Subsidiary”) holds non-voting and non-participating units (the “Non-Voting Units”) in the capital of Harvest. The Non-Voting Units do not carry voting rights or rights to receive dividends, do not provide the Company with the ability to direct the business, operations or activities of Harvest, or provide other rights upon dissolution of Harvest, and are only convertible into Class B units of Harvest (the “Common Units”) following the date that the New York Stock Exchange permits the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C. 802) for non-medical uses in the United States (the “Stock Exchange Permissibility Date”).

In connection with the Deconsolidation Transaction, among other things:

1)Harvest and its members (including Company Subsidiary), entered into a limited liability company agreement, dated June 3, 2026 (the “LLC Agreement”), which provides for, among other things, three classes of units (the “Units”): the Class A units (the “Voting Units”), the Common Units and the Non-Voting Units. The Harvest Investor (as defined below) holds all of the Voting Units, which provide for standard voting and dividend rights, including rights upon dissolution of Harvest. The Common Units also provide for standard voting and dividend rights, including rights upon dissolution of Harvest. The LLC Agreement provides that upon conversion of all of the Non-Voting Units into Common Units, the Voting Units will be equal to no less than 10% of the total issued and outstanding Units following such issuance. Accordingly, in no circumstances will Company Subsidiary, at the time of such conversions, own more than 90% of the Units. In addition, pursuant to the terms of the LLC Agreement, Company Subsidiary has the right to appoint one member to the Harvest board of managers (the “Harvest Board”) and the Harvest Investor has the right to appoint two members to the Harvest Board.

2)Harvest and the Company entered into a Class A Unit Purchase Agreement (the “Class A Unit Purchase Agreement”) with an independent third party investor, Whitley Holding 05192026, LLC (the “Harvest Investor”), dated June 3, 2026, pursuant to which, among other things, the Harvest Investor made an investment in Harvest and acquired Voting Units representing a 10% economic ownership interest in Harvest for approximately $14.8 million (the “Harvest Investment”). In connection with the Harvest Investment, the Harvest Investor appointed two managers to the Harvest Board and Company Subsidiary appointed one manager to the Harvest Board.

3)The Company, Company Subsidiary and Harvest entered into a protection agreement, dated June 3, 2026 , to provide for certain covenants in order to preserve the value of the Non-Voting Units held by Company Subsidiary until such time as the Non-Voting Units are converted into Common Units in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide the Company or Company Subsidiary with the ability to direct the business, operations or activities of Harvest.

In connection with the Deconsolidation Transaction, the Company and Harvest entered into a management services agreement (the “MSA”), pursuant to which, among other things, a subsidiary of the Company agreed to provide certain consulting, advisory and administrative support services to Harvest. The MSA provides for reimbursement of the Company's costs incurred in providing such services plus a 5% margin, together with a fixed quarterly management fee. Each of the parties to the MSA has the ability to terminate the MSA at any time upon 90 days’ notice.

Accordingly, following the Deconsolidation Transaction, the Company concluded that it no longer possesses a controlling financial interest in Harvest under ASC 810, Consolidation, and therefore deconsolidated Harvest effective June 3, 2026. The Company determined that it retained significant influence over Harvest and accounts for its retained investment under the equity method of accounting pursuant to ASC 323, Investments - Equity Method and Joint Ventures. See Note 5. Equity Method Investment.

The aggregate consideration recognized upon deconsolidation consisted of the fair value of the Company’s retained equity method investment in Harvest.

In accordance with ASC 810-10-40, the Company measured its retained investment at fair value as of the deconsolidation date. The Company recognized a loss on deconsolidation equal to the excess of the carrying amount of the net assets derecognized over the aggregate fair value of the retained investment. The Company recognized a loss on deconsolidation of approximately $403.3 million, which is presented within loss on Deconsolidation Transaction in the condensed consolidated statements of operations.

The Company evaluated the transaction under ASC 205-20, Presentation of Financial Statements - Discontinued Operations, and concluded that the transaction does not represent a strategic shift that has or will have a major effect on the Company’s operations or financial results. Accordingly, the historical operating results of Harvest are included within continuing operations through June 3, 2026 and have not been presented as discontinued operations.

The following table summarizes the assets and liabilities included in the Deconsolidation Transaction as of the disposition date:

(in thousands)
Fair value of retained investment	$155,792
Total consideration received	$155,792
Assets and liabilities disposed
Cash and cash equivalents	$58,395
Accounts receivable, net	9,795
Inventories	49,426
Income tax receivable	7,203
Prepaid and other current assets	11,350
Property and equipment, net	89,497
Right of use asset - operating, net	19,393
Right of use asset - finance, net	13,395
Intangible assets, net	465,874
Goodwill	158,281
Other assets	3,787
Total assets derecognized	$886,396
Accounts payable and accrued liabilities	$(22,088)
Deferred revenue	(2,336)
Operating lease liabilities	(36,061)
Finance lease liabilities	(14,228)
Construction finance liabilities	(35,198)
Deferred tax liability	(101,685)
Uncertain tax positions	(131,143)
Other liabilities	(1,512)
Non-controlling interest	16,980
Net assets derecognized	$559,125
Loss on Deconsolidation Transaction	$(403,333)

NOTE 5. EQUITY METHOD INVESTMENT

Following the Deconsolidation Transaction on June 3, 2026, the Company retained an investment in Harvest consisting of 100% of the Non-Voting Units, which do not carry voting rights or rights to receive dividends, do not provide the Company with the ability to direct the business, operations or activities of Harvest, or provide other rights upon dissolution of Harvest, and which are only convertible into the Common Units following the Stock Exchange Permissibility Date, and therefore do not currently provide the Company with a controlling financial interest.

The Company evaluated Harvest under ASC 810 and concluded that Harvest is a variable interest entity (“VIE”). Although the Company holds a variable interest through its Non-Voting Units, the Company determined that it is not the primary beneficiary because it does not possess the authority to direct the activities that most significantly affect Harvest’s economic performance. Accordingly, the Company does not consolidate Harvest.

The Company concluded that it possesses significant influence over Harvest through its board representation, participation in strategic and operating policy decisions, and other governance rights. Accordingly, the retained investment is accounted for under the equity method pursuant to ASC 323.

Upon deconsolidation, the Company recognized its retained 90% equity interest in Harvest at fair value in accordance with ASC 810-10-40. The resulting fair value became the initial carrying amount of the Company’s equity method investment. The fair value of the retained investment was determined using a combination of the income approach and market approach, including consideration of discounted cash flow analyses, market multiples of comparable publicly traded companies, and other relevant market data. Significant unobservable inputs utilized in the valuation included a 11.0% discount rate, projected EBITDA margins ranging from approximately 22.8% to 25.1%, and a 23.5% discount for lack of marketability. Due to the valuation incorporating significant unobservable inputs and management estimates, the fair value measurement was classified as a Level 3 fair value measurement. The carrying amount of the investment is subsequently adjusted for the Company’s proportionate share of Harvest’s earnings (losses). The Company recognized its equity in net loss of Harvest of approximately $3.3 million for both the three and six months ended June 30, 2026, which is presented within Equity in net loss of Harvest in the condensed consolidated statements of operations. As of June 30, 2026, the carrying amount of the Company’s equity method investment was approximately $152.5 million.

The Company continually evaluates its equity method investment for indicators of impairment. If events or changes in circumstances indicate that the investment has experienced an other-than-temporary decline in value, the Company records an impairment charge equal to the amount by which the carrying amount exceeds its estimated fair value. No impairment indicators were identified during the three and six months ended June 30, 2026.

The Company has entered into certain commercial agreements with Harvest, including the MSA pursuant to which the Company provides specified consulting, advisory and administrative support services. Transactions under these arrangements are conducted pursuant to contractual terms.

The Company’s maximum exposure to loss associated with Harvest was approximately $175.4 million as of June 30, 2026, representing the carrying amount of its equity method investment and the outstanding MSA receivable. The Company has not guaranteed Harvest’s obligations, provided debt guarantees, entered into liquidity arrangements, or committed to provide additional financial support to Harvest.

NOTE 6. LONG-TERM BORROWINGS

Private Placement Notes

Private placement notes payable consisted of the following as of:

	June 30, 2026	December 31, 2025	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2030 Notes - Tranche One	$140,000	$140,000	10.50%	11.07%	12/17/2030
2030 Notes - Tranche Two	60,000	—	10.50%	11.02%	12/17/2030
Total private placement notes	200,000	140,000
Less: unamortized debt discount and issuance costs	(4,180)	(3,259)
Less: current portion of private placement notes	—	—
Private placement notes, net	$195,820	$136,741

Notes Payable

Notes payable consisted of the following as of:

	June 30, 2026	December 31, 2025	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Notes dated December 21, 2022 (2)	$65,561	$66,536	(2)	7.87%	1/1/2028
Notes dated December 22, 2023	23,583	23,891	8.31%	8.48%	12/22/2028
Notes dated October 1, 2021	4,437	4,700	8.14%	8.29%	11/1/2027
Total mortgage notes payable	93,581	95,127
Promissory Notes Payable
Note acquired in Harvest Acquisition in October 2021	970	988	7.50%	7.50%	10/24/2026
Total promissory notes payable	970	988
Total notes payable (3)	94,551	96,115
Less: unamortized debt discount and issuance costs	(980)	(1,199)
Less: current portion of notes payable	(4,182)	(4,077)
Notes payable, net	$89,389	$90,839

(1) Underlying assets are pledged as collateral for the mortgage notes payable.
(2) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes.

(3) Notes payable are subordinated to the private placement notes.

Construction Finance Liabilities

Total construction finance liabilities were $120.8 million and $136.2 million as of June 30, 2026 and December 31, 2025, respectively. The contractual terms range from 20.0 years to 25.0 years with a weighted average remaining lease term of 15.7 years.

Financial and Other Covenants

Certain long-term borrowing agreements contain various operating and financial covenants as disclosed in the 2025 Form 10-K. As of June 30, 2026, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of June 30, 2026 are as follows:

	Private Placement Notes	Notes Payable	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2026	$—	$2,513	$7,346	$9,859
2027	—	7,023	15,058	22,081
2028	—	85,015	15,474	100,489
2029	—	—	15,902	15,902
2030	200,000	—	16,342	216,342
Thereafter	—	—	241,316	241,316
Total	$200,000	$94,551	$311,438	$605,989

NOTE 7. EARNINGS PER SHARE

The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator	(in thousands, except for share and per share data)
Continuing operations
Net loss from continuing operations	$(405,363)	$(15,816)	$(402,002)	$(47,953)
Less: net loss attributable to non-controlling interest	(87)	(2,331)	(210)	(3,220)
Net loss attributable to common shareholders	$(405,276)	$(13,485)	$(401,792)	$(44,733)
Discontinued operations
Net loss from discontinued operations, net of tax benefit (provision) of $237, $(441), $597, and $(441), respectively, attributable to common shareholders	$(699)	$(295)	$(1,777)	$(1,917)
Denominator
Weighted average number of common shares outstanding - Basic and diluted (1)	192,714,241	191,199,880	192,629,666	191,164,090
Loss per share - Continuing operations
Basic and diluted loss per share	$(2.10)	$(0.07)	$(2.09)	$(0.23)
Loss per share - Discontinued operations
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

(1) Potentially dilutive securities representing 13.4 million shares of subordinate voting shares for the three and six months ended June 30, 2026 and 13.5 million for the three and six months ended June 30, 2025, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

As of June 30, 2026, there were approximately 192.4 million of the Company's subordinate voting shares ("Subordinate Voting Shares") and multiple voting shares (the "Multiple Voting Shares") issued and outstanding, which excluded 0.5 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030, December 1, 2031 or December 1, 2032.

NOTE 8. INCOME TAXES

The following table summarizes the Company's income tax expense and effective tax rate for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
(Loss) income before provision for income taxes	$(383,396)	$38,904	$(358,176)	$59,231
Provision for income taxes	$21,967	$54,720	$43,826	$107,184
Effective tax rate	(6)%	141%	(12)%	181%

The Company has computed its provision for income taxes based on the actual effective tax rate for the year, taking into consideration the April 23, 2026 Internal Revenue Service press release and Department of Justice Final Order reclassifying medical cannabis as a Schedule III substance under the Controlled Substances Act, as the Company believes this is the best estimate for the annual effective tax rate. The Company is subject to income taxes in the United States and Canada.

The difference between the effective tax rate for the six months ended June 30, 2026 and the federal statutory tax rate of 21% was primarily attributable to the nondeductible loss recognized on the Deconsolidation Transaction, which resulted in a tax effect of approximately $84.7 million, and interest recognized within income tax expense related to uncertain tax positions from prior years, which resulted in a tax effect of approximately $35.1 million. The remaining difference primarily reflects the impact of state and local income taxes, other nondeductible items, and discrete tax adjustments.

The difference between the effective tax rate for the six months ended June 30, 2025 and the federal statutory tax rate of 21% was primarily attributable to the recognition of $68.6 million of IRC Section 280E uncertain tax position liability as well as $21.6 million of interest recorded in income tax expense for uncertain tax positions. The remaining difference is attributable to state and local income taxes, nondeductible items, and other adjustments.

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

The following table summarizes a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods presented:

	June 30, 2026
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$805,748	$808,631
Reductions based on tax positions related to the prior years	(6,165)	(8,912)
Reductions based on Deconsolidation Transaction	(150,119)	(150,119)
Reductions based on tax positions related to the current year	(39)	(175)
Balance, end of period	$649,425	$649,425

The following table summarizes a reconciliation of the beginning and ending amount of uncertain tax position liabilities, net for the periods presented:

	June 30, 2026
	Three Months Ended	Six Months Ended

	(in thousands)
Balance, beginning of period	$696,391	$668,375
Reductions recognized as part of the Deconsolidation Transaction	(131,108)	(131,108)
Additions based on tax positions related to the prior years	41	2,004
Reclass tax payments on deposit	12,932	23,780
Interest recorded in income tax expense, net of reversals (1)	19,931	35,136
Balance, end of period (2) (3)	$598,187	$598,187

(1) Amounts represent interest related to uncertain tax positions recognized during the respective periods and recorded as a component of income tax expense in the Condensed Consolidated Statements of Operations. The Company records accrued interest associated with uncertain tax positions, including those related to Internal Revenue Code ("IRC") Section 280E.

(2)The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax return. Of the $598.2 million in uncertain tax position liabilities, net, $583.1 million is related to this tax position. The amount does not include $65.1 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3) The ending balance includes accrued interest of $87.0 million as of June 30, 2026. Of the $87.0 million in accrued interest, $83.4 million relates to the Company's IRC Section 280E tax position.

The Company accounts for income taxes in accordance with ASC 740 and has evaluated recent federal regulatory developments concluding that its income tax positions related to state‑licensed medical operations meet the more‑likely‑than‑not recognition threshold specific to the 2026 taxable year; accordingly, no uncertain tax positions were recorded for medical cannabis activities in the three and six months ended June 30, 2026, as doing so would have caused the effective tax rate for the period to not be representative of the Company’s annual effective tax rate. The Company maintains its tax position based on legal interpretations that challenge the Company's tax liability under IRC Section 280E with regard to adult-use cannabis activities; however, such activities are not material to the Company’s condensed consolidated financial statements, and no uncertain tax positions were recorded for the current reporting period.

The Company recorded interest on uncertain tax positions totaling $19.9 million and $12.6 million for the three months ended June 30, 2026 and 2025, respectively, and $35.1 million and $21.6 million for the six months ended June 30, 2026 and 2025, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

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

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. As outlined in Item 1. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740 for tax years prior to 2026. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of June 30, 2026. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

NOTE 9. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be variable interest entities ("VIEs") for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company consolidated these variable interest entities through June 3, 2026. In connection with the Deconsolidation Transaction described in Note 4. Disposition, the Company ceased to be the primary beneficiary of certain of these entities and deconsolidated them. Accordingly, the entities are not included in the Company's condensed consolidated balance sheet as of June 30, 2026. The Company's condensed consolidated results of operations include the operating results of these entities through the deconsolidation date.

As of June 30, 2026, the Company has one remaining consolidated VIE of which it holds an ownership interest of 49%. The table below presents the summarized assets and liabilities of the Company's consolidated VIEs as of the dates indicated. Amounts related to VIEs deconsolidated in connection with the Deconsolidation Transaction are not included as of June 30, 2026. The balances presented include only the assets and liabilities of the consolidated VIEs and exclude intercompany balances and transactions eliminated in consolidation.

	June 30, 2026	December 31, 2025

	(in thousands)
Current assets:
Cash	$—	$2,373
Accounts receivable, net	—	2,961
Inventories	—	5,822
Prepaid expenses	76	406
Other current assets	—	122
Total current assets	76	11,684
Property and equipment, net	416	11,835
Intangible assets, net	—	1,857
Other assets	457	394
Total assets	$949	$25,770
Current liabilities:
Accounts payable and accrued liabilities	$—	$1,527
Total current liabilities	—	1,527
Total liabilities	$—	$1,527

NOTE 10. RELATED PARTIES

In 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the Board of Directors. The expense related to the use of this asset was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, and recorded to selling, general, and administrative expenses on the condensed consolidated statements of operations.

The Company also leases a cultivation facility and corporate office facility from an entity that is indirectly owned by the Company's Chief Executive Officer and Chair of the Board of Directors, another member of the Board of Directors, and a former member of the Board of Directors.

The Company had the following related party operating leases on the condensed consolidated balance sheets, under ASC 842, as of:

	June 30, 2026	December 31, 2025

	(in thousands)
Right-of-use assets, net	$376	$446
Lease liabilities:
Lease liabilities - current portion	$168	$159
Lease liabilities	237	323
Total related parties lease liabilities	$405	$482

Lease expense recognized on leases with related parties was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively, and recorded to cost of goods sold and selling, general, and administrative expenses on the condensed consolidated statements of operations.

Pursuant to the MSA with Harvest, an affiliated VIE, the Company provides certain consulting, advisory, and administrative support services. The MSA provides for reimbursement of the Company’s costs incurred in providing such services, together with a fixed quarterly management fee. Revenue recognized under the MSA was approximately $1.7 million for the three and six months ended June 30, 2026 and is included within revenue in the condensed consolidated statements of operations. Management services receivables arising from these services were $22.9 million as of June 30, 2026 and are due within 15 days following quarter end. Transactions under the MSA are conducted pursuant to contractual terms approved by the parties and are intended to compensate the Company for services provided to Harvest. Each of the parties to the MSA has the ability to terminate the MSA at any time upon 90 days’ notice.

NOTE 11. DISCONTINUED OPERATIONS
As discussed in Note 4. Disposition, in connection with the Deconsolidation Transaction, all of the entities comprising the Company's historical discontinued operations were transferred to Harvest. Accordingly, the results of discontinued operations are included only through the Deconsolidation Transaction date, and no discontinued operations activity was recognized subsequent to June 3, 2026.
The following table summarizes the Company's loss from discontinued operations for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Expenses:
Operating expenses	$460	$754	$1,170	$1,512
Gain on lease termination	—	(1,717)	(7)	(1,717)
Total (income) expenses	460	(963)	1,163	(205)
Income (loss) from operations	(460)	963	(1,163)	205
Other expense:
Total other expense, net	(476)	(817)	(1,211)	(1,681)
Income (loss) before income taxes	(936)	146	(2,374)	(1,476)
Benefit (provision) for income taxes	237	(441)	597	(441)
Net loss from discontinued operations, net of tax benefit (provision) of $237, $(441), $597, and $(441), respectively, attributable to common shareholders	$(699)	$(295)	$(1,777)	$(1,917)

NOTE 12. SUBSEQUENT EVENTS

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Trulieve Cannabis Corp., together with its consolidated subsidiaries ("Trulieve," the "Company," "we," "our," or "us") should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this Quarterly Report and the Audited Consolidated Financial Statements and the related Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "2025 Form 10-K").

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report and in “Part I, Item 1A. Risk Factors” in our 2025 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2025 Form 10-K. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this Quarterly Report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this Quarterly Report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report, and the risks discussed in "Item 1A, Risk Factors" of the 2025 Form 10-K and our other filings with the SEC.

Overview

Trulieve Cannabis Corp. is a reporting issuer in the United States. The Company’s subordinate voting shares (the "Subordinate Voting Shares") are listed for trading on the New York Stock Exchange ("NYSE") under the symbol “TRLV”.

Trulieve is a vertically integrated medical cannabis company and multi-state operator with operations in four states. Headquartered in Tallahassee, Florida, we are the largest medical cannabis retailer in the United States with over 200 dispensaries and 3.5 million square feet of cultivation and production capacity.

Following federal rescheduling of medical marijuana under the Controlled Substances Act (the “CSA”) from Schedule I to Schedule III in April 2026, we applied to register all of our state licensed medical operations with the Drug Enforcement Agency ("DEA") in Florida, Georgia, Pennsylvania, and West Virginia. As outlined in the rescheduling final order by the Department of Justice ("DOJ"), our state licensed operations are deemed federally lawful while application reviews are ongoing. We have been working with the DEA to complete site inspections. The Company operates in highly regulated markets that require expertise in cultivation, manufacturing, and retail. We have developed proficiencies in each of these functional areas and are passionate about expanding access to regulated cannabis products through advocacy, education and expansion of our distribution network. We are committed to delivering exceptional customer experiences through elevated service and high-quality branded products. We aim to be the brand of choice for medical customers in all of the markets that we serve.

All of the states in which we operate have developed programs to permit the use of cannabis products for medicinal purposes to treat specific conditions and diseases, which we refer to as medical cannabis. Trulieve operates its business through its owned subsidiaries which hold licenses in the states in which they operate. In Texas, Trulieve was granted conditional approval for a dispensing organization license under the Texas Compassionate Use Program. In recent months we have been working with regulatory authorities as part of the due diligence process required to attain a final license. Our initial investment in production capacity is completed and ready for inspection. Pending regulatory approval, we plan to ramp production and retail capacity to serve all 11 regions in Texas.

As of June 30, 2026, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	169	5
Pennsylvania	21	3
West Virginia	10	1
Georgia	6	1
Total	206	10

Regional Hub Structure

Trulieve’s production, retail, and distribution areas are organized into regional hubs whereby teams and assets are aggregated in order to effectively pair national structure and support with localized operations tailored to each market. Trulieve has established medical cannabis operations in two hubs: Southeast and Northeast. Our regional hubs are anchored by cornerstone markets in Florida and Pennsylvania. In the Southeast, Trulieve cultivates, processes, and manufactures all cannabis products sold in our dispensaries in Florida and Georgia. The Georgia medical marijuana program expanded on July 1, 2026 with the removal of the low-THC cap on products and new qualifying conditions for patients and product form factors allowed. Additionally, Trulieve supplies licensed independent pharmacies in Georgia with approved medical cannabis products to be dispensed to registered patients. In the Northeast, we have achieved varying percentages of vertical integration with cultivation and processing operations to support our retail and wholesale businesses in Pennsylvania and West Virginia. Our investments in vertically integrated operations afford us ownership of the entire supply chain, which mitigates third-party risks and allows us to completely control product quality and brand experience. Trulieve employs an in-house quality team as well as testing laboratories in select markets, both of which allow us to more tightly control product quality.

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

Customer Engagement

Trulieve’s customer engagement activities are designed to foster deep connections with medical patients and customers in person and online. Through educational events, local partnerships and charitable giving, Trulieve supports community activity while raising awareness for the many benefits of cannabis.

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

Investment in Harvest

On June 3, 2026, the Company completed a transaction pursuant to which the Company ceased to control its former indirect wholly-owned subsidiary, Harvest Enterprises, LLC (“Harvest”), which holds the Company’s former mixed-use cannabis operations (the “Deconsolidation Transaction”), other than businesses the transfer of which is subject to regulatory approval, which businesses will, automatically and without any action on the part of the Company or any other party, transfer to Harvest upon the receipt of regulatory approval, ceased to be a consolidated subsidiary.

As further described below, as a result of the implementation of the Deconsolidation Transaction, an indirect wholly-owned subsidiary of the Company (“Company Subsidiary”) holds non-voting and non-participating units (the “Non-Voting Units”) in the capital of Harvest. The Non-Voting Units do not carry voting rights or rights to receive dividends, do not provide the Company with the ability to direct the business, operations or activities of Harvest, or provide other rights upon dissolution of Harvest, and are only convertible into Class B units of Harvest (the “Common Units”) following the date that the New York Stock Exchange permits the listing of companies that consolidate the financial statements of companies that cultivate, distribute or possess marijuana (as defined in 21 U.S.C. 802) for non-medical uses in the United States (the “Stock Exchange Permissibility Date”).

In connection with the Deconsolidation Transaction, among other things:

1)Harvest and its members (including Company Subsidiary), entered into a limited liability company agreement, dated June 3, 2026 (the “LLC Agreement”), which provides for, among other things, three classes of units (the “Units”): the Class A units (the “Voting Units”), the Common Units and the Non-Voting Units. The Harvest Investor (as defined below) holds all of the Voting Units, which provide for standard voting and dividend rights, including rights upon dissolution of Harvest. The Common Units also provide for standard voting and dividend rights, including rights upon dissolution of Harvest. The LLC Agreement provides that upon conversion of all of the Non-Voting Units into Common Units, the Voting Units will be equal to no less than 10% of the total issued and outstanding Units following such issuance. Accordingly, in no circumstances will Company Subsidiary, at the time of such conversions, own more than 90% of the Units. In addition, pursuant to the terms of the LLC Agreement, Company Subsidiary has the right to appoint one member to the Harvest board of managers (the “Harvest Board”) and the Harvest Investor has the right to appoint two members to the Harvest Board.

2)Harvest and the Company entered into a Class A Unit Purchase Agreement (the “Class A Unit Purchase Agreement”) with an independent third party investor, Whitley Holding 05192026, LLC (the “Harvest Investor”), dated June 3, 2026, pursuant to which, among other things, the Harvest Investor made an investment in Harvest and acquired Voting Units representing a 10% economic ownership interest in Harvest for approximately $14.8 million (the “Harvest Investment”). In connection with the Harvest Investment, the Harvest Investor appointed two managers to the Harvest Board and Company Subsidiary appointed one manager to the Harvest Board.

3)The Company, Company Subsidiary and Harvest entered into a protection agreement, dated June 3, 2026, to provide for certain covenants in order to preserve the value of the Non-Voting Units held by Company Subsidiary until such time as the Non-Voting Units are converted into Common Units in accordance with their terms, provided that, such conversion shall only be permitted following the Stock Exchange Permissibility Date, but does not provide the Company or Company Subsidiary with the ability to direct the business, operations or activities of Harvest.

In connection with the Deconsolidation Transaction, the Company and Harvest entered into a management services agreement (the “MSA”), pursuant to which, among other things, a subsidiary of the Company agreed to provide certain consulting, advisory and administrative support services to Harvest. The MSA provides for reimbursement of the Company’s costs incurred in providing such services plus a 5% margin, together with a fixed quarterly management fee. Each of the parties to the MSA has the ability to terminate the MSA at any time upon 90 days’ notice.

Harvest conducts mixed-use cannabis businesses in Arizona, Connecticut, Maryland, and Ohio. Harvest operates 34 Trulieve branded dispensaries in addition to cultivation and production capacity across these markets. Following the Deconsolidation Transaction , the Company accounts for its investment in Harvest under the equity method of accounting and no longer consolidates Harvest's assets, liabilities, results of operations, or cash flows.

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

We face additional competition from new entrants. If the number of consumers of medical cannabis in our markets increases, the demand for products will increase and we expect that competition will become more intense as current and future competitors offer an increasing number of diversified products and engage in price competition. We expect to continue to invest in several areas, including customer experience, product innovation, scaled production, marketing and branding, and distribution network expansion. Trulieve may not have sufficient resources to maintain investments on a competitive basis, which could have a material adverse effect on our business, financial condition and operational results. The management team monitors developments in the fast-paced cannabis industry and adjacent industries to help us remain competitive.

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

Recent Developments

In April 2026, the DOJ announcement restarted the process for rescheduling adult use marijuana from Schedule I to Schedule III. A hearing to gather testimony from selected interested parties was conducted between June 29 and July 15, 2026. Hearing transcript corrections and post hearing briefs are due on August 17, 2026. After reviewing the hearing record, testimony, and briefs, the Administrative Law Judge ("ALJ") is expected to issue a recommended decision. Typically, the DEA Administrator would review the recommendation by the ALJ and may choose to issue a final rule with the scheduling determination, effective date, and implementation details.

On August 5, 2026, the Company's shareholders approved, and the Board of Directors authorized, the concurrent domestication of the Company to the State of Delaware and continuance out of the Province of British Columbia. The domestication and continuance remain subject to the satisfaction of applicable legal and regulatory requirements and the filing of the requisite governing documents.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in our 2025 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the six months ended June 30, 2026, there were no significant changes to our previously disclosed critical accounting policies and estimates other than the addition of a critical accounting estimate related to the valuation of the Company's retained equity method investment in Harvest following the Deconsolidation Transaction. The fair value measurement required significant management judgment related to the selection of discount rates, projected EBITDA margins and marketability discounts, all of which represent significant unobservable inputs. See Note 5. Equity Method Investment for additional information.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and six months ended June 30, 2026 and 2025.
Comparability of Results

As discussed in Note 4. Disposition, the Deconsolidation Transaction impacts the comparability of the Company's results of operations between periods. Accordingly, period-over-period comparisons may not be directly comparable and should be considered in conjunction with the discussion of the Deconsolidation Transaction in Note 4. Disposition and the Equity Method Investment disclosure in Note 5. Equity Method Investment.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended June 30,

	2026	2025	2026 vs. 2025

	(in thousands)
Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$270,952	$302,086	$(31,134)	(10)%
Cost of goods sold	108,663	119,160	(10,497)	(9)%
Gross profit	162,289	182,926	(20,637)	(11)%
Expenses:
Selling, general, and administrative	101,767	101,116	651	1%
Depreciation and amortization	25,723	29,427	(3,704)	(13)%
Loss (gain) on disposal or impairment of assets	1,989	(251)	2,240	N/M
Loss on Deconsolidation Transaction	403,333	—	403,333	N/M
Total expenses	532,812	130,292	402,520	309%
(Loss) income from operations	(370,523)	52,634	(423,157)	N/M
Other income (expense):
Interest expense, net	(12,760)	(16,393)	(3,633)	(22)%
Interest income	3,062	3,638	(576)	(16)%
Equity in net loss of Harvest	(3,289)	—	(3,289)	N/M
Other income (expense), net	114	(975)	1,089	112%
Total other expense, net	(12,873)	(13,730)	(857)	(6)%
(Loss) income before provision for income taxes	(383,396)	38,904	(422,300)	N/M
Provision for income taxes	21,967	54,720	(32,753)	(60)%
Net loss from continuing operations	(405,363)	(15,816)	389,547	N/M
Net loss from discontinued operations, net of tax benefit (provision) $237 and $(441), respectively	(699)	(295)	404	137%
Net loss	$(406,062)	$(16,111)	$389,951	N/M

Percentage of Revenue	2026	2025
Cost of goods sold	40.1%	39.4%
Gross profit	59.9%	60.6%
Selling, general, and administrative	37.6%	33.5%

Revenue

Revenue for the three months ended June 30, 2026 was $271.0 million, a decrease of $31.1 million, from $302.1 million for the three months ended June 30, 2025. The decrease was primarily driven by the Deconsolidation Transaction, which reduced the period of Harvest activity included in consolidated revenue during the current quarter. Excluding the impact of the Deconsolidation Transaction, revenue was also affected by continued pricing pressure in certain mature markets, partially offset by revenue growth in Ohio through the Deconsolidation Transaction date. Revenue also increased as a result of management services provided under the MSA with Harvest.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended June 30, 2026 was $108.7 million, a decrease of $10.5 million from $119.2 million for the three months ended June 30, 2025. Cost of goods sold as a percentage of revenue was 40.1% for the three months ended June 30, 2026 as compared to 39.4% for the three months ended June 30, 2025. Gross profit for the three months ended June 30, 2026 was $162.3 million, a decrease of $20.6 million from $182.9 million for the three months ended June 30, 2025. Gross profit as a percentage of revenue was 59.9% for the three months ended June 30, 2026 as compared to 60.6% for the three months ended June 30, 2025. Cost of goods sold and gross profit decreased primarily as a result of the Deconsolidation Transaction; however, both remained generally consistent as a percentage of revenue compared to the prior-year period. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended June 30, 2026 was $101.8 million, an increase of $0.7 million from $101.1 million for the three months ended June 30, 2025. Selling, general, and administrative expense as a percentage of revenues was 37.6% for the three months ended June 30, 2026, compared to 33.5% for the three months ended June 30, 2025. The increase in the current period expenditures as a percentage of revenue compared to the prior year comparable period reflects costs associated with the Deconsolidation Transaction.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2026 was $25.7 million, a decrease of $3.7 million from $29.4 million for the three months ended June 30, 2025. The decrease is primarily attributable to the Deconsolidation Transaction.

Loss (gain) on disposal or impairment of assets

Loss (gain) on disposal or impairment of assets was a gain of $2.0 million for the three months ended June 30, 2026 compared to a loss of $0.3 million for the three months ended June 30, 2025.

Loss on Deconsolidation Transaction

Loss on deconsolidation transaction expense for the three months ended June 30, 2026 was $403.3 million and was attributable to the Deconsolidation Transaction completed during the quarter. The loss resulted primarily from the application of ASC 810, which required the Company to derecognize Harvest's net assets and measure its retained investment at fair value upon deconsolidation. As a result, the loss is primarily a non-cash accounting charge and is not indicative of the ongoing operating performance or cash-generating capacity of the underlying business. Further information regarding the transaction and the related loss is included in Note 4. Disposition.

Interest Expense, Net

Interest expense, net for the three months ended June 30, 2026 was $12.8 million, a decrease of $3.6 million from $16.4 million for the three months ended June 30, 2025. The decrease was primarily driven by a reduction in overall debt in the current period as compared to the prior period.

Interest Income

Interest income for the three months ended June 30, 2026 was $3.1 million, a decrease of $0.6 million from $3.6 million for the three months ended June 30, 2025.

Equity in net loss of Harvest

Equity in net loss of Harvest for the three months ended June 30, 2026 was $3.3 million and represents the Company's proportionate share of Harvest's net results following the June 3, 2026 Deconsolidation Transaction. Due to Harvest being accounted for under the equity method of accounting, the Company recognizes only its share of Harvest's net income or loss and no longer consolidates Harvest's revenue, operating expenses, assets, or liabilities.

Other Income (Expense), Net

Other income, net for the three months ended June 30, 2026 was $0.1 million, a change of $1.1 million from other expense of $1.0 million for the three months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes for the three months ended June 30, 2026 was $22.0 million, a decrease of $32.8 million from $54.7 million for the three months ended June 30, 2025. The provision for income taxes as a percentage of gross profit was 13.5% for the three months ended June 30, 2026, compared to 29.9% for the three months ended June 30, 2025. The decrease was primarily driven by the Company not applying IRC Section 280E for the 2026 taxable year, where the prior period provision included the impact of IRC Section 280E.

The following table and discussion compares condensed consolidated statements of operations data for the year-to-date periods presented:

	Six Months Ended June 30,
	2026	2025	2026 vs. 2025

	(in thousands)
	Amount	Amount	Amount Change	Percentage Change
Revenue	$557,706	$599,846	$(42,140)	(7)%
Cost of goods sold	225,336	233,701	(8,365)	(4)%
Gross profit	332,370	366,145	(33,775)	(9)%
Expenses:
Selling, general, and administrative	206,662	219,888	(13,226)	(6)%
Depreciation and amortization	55,466	58,755	(3,289)	(6)%
Loss on disposal or impairment of assets	1,707	1,542	165	11%
Loss on Deconsolidation Transaction	403,333	—	403,333	N/M
Total expenses	667,168	280,185	386,983	138%
(Loss) income from operations	(334,798)	85,960	(420,758)	N/M
Other income (expense):
Interest expense, net	(26,081)	(32,688)	(6,607)	(20)%
Interest income	5,746	6,706	(960)	(14)%
Equity in net loss of Harvest	(3,289)	—	(3,289)	N/M
Other income (expense), net	246	(747)	(993)	(133)%
Total other expense, net	(23,378)	(26,729)	(3,351)	(13)%
(Loss) income before provision for income taxes	(358,176)	59,231	(417,407)	N/M
Provision for income taxes	43,826	107,184	(63,358)	(59)%
Net loss from continuing operations	(402,002)	(47,953)	354,049	738%
Net loss from discontinued operations, net of tax benefit (provision) of $597 and $(441), respectively	(1,777)	(1,917)	(140)	(7)%
Net loss	$(403,779)	$(49,870)	$353,909	710%

Percentage of Revenue	2026	2025
Cost of goods sold	40.4%	39.0%
Gross profit	59.6%	61.0%
Selling, general, and administrative	37.1%	36.7%

Revenue

Revenue for the six months ended June 30, 2026 was $557.7 million, a decrease of $42.1 million from $599.8 million for the six months ended June 30, 2025. The decrease was primarily driven by the Deconsolidation Transaction, which reduced the period of Harvest activity included in consolidated revenue during the current year. Excluding the impact of the Deconsolidation Transaction, revenue was also affected by continued pricing pressure in certain mature markets, partially offset by revenue growth in Ohio through the Deconsolidation Transaction date and revenue associated with the MSA.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the six months ended June 30, 2026 was $225.3 million, a decrease of $8.4 million from $233.7 million for the six months ended June 30, 2025. Cost of goods as a percentage of revenues was 40.4% for the six months ended June 30, 2026 compared to 39.0% for the six months ended June 30, 2025. Gross profit for the six months ended June 30, 2026 was $332.4 million, a decrease of $33.8 million from $366.1 million for the six months ended June 30, 2025. Gross profit as a percentage of revenue was 59.6% for the six months ended June 30, 2026 as compared to 61.0% for the six months ended June 30, 2025. Cost of goods sold and gross profit decreased primarily as a result of the Deconsolidation Transaction; however, both remained generally consistent as a percentage of revenue compared to the prior-year period. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General and Administrative Expense

Selling, general, and administrative expense for the six months ended June 30, 2026 was $206.7 million, a decrease of $13.2 million from $219.9 million for the six months ended June 30, 2025. Selling, general, and administrative expense as a percentage of revenue was 37.1% for the six months ended June 30, 2026, compared to 36.7% for the six months ended June 30, 2025. The decrease in the current period expenditures compared to the prior year period was primarily driven by the Deconsolidation Transaction and remained relatively flat as a percentage of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense for the six months ended June 30, 2026 was $55.5 million, a decrease of $3.3 million from $58.8 million for the six months ended June 30, 2025. The decrease is primarily attributable to the Deconsolidation Transaction.

Loss on disposal or impairment of assets

Loss on disposal or impairment of assets for the six months ended June 30, 2026 was $1.7 million compared to $1.5 million for the six months ended June 30, 2025.

Loss on Deconsolidation Transaction

Loss on deconsolidation transaction expense for the six months ended June 30, 2026 was $403.3 million and was attributable to the Deconsolidation Transaction completed during the quarter. The loss resulted primarily from the application of ASC 810, which required the Company to derecognize Harvest's net assets and measure its retained investment at fair value upon deconsolidation. As a result, the loss is primarily a non-cash accounting charge and is not indicative of the ongoing operating performance or cash-generating capacity of the underlying business. Further information regarding the transaction and the related loss is included in Note 4. Disposition.

Interest Expense, Net

Interest expense, net for the six months ended June 30, 2026 was $26.1 million, a decrease of $6.6 million from $32.7 million for the six months ended June 30, 2025. The decrease was primarily driven by a reduction in overall debt in the current period as compared to the prior period.

Interest Income

    Interest income for the six months ended June 30, 2026 was $5.7 million, a decrease of $1.0 million from $6.7 million for the six months ended June 30, 2025.

Equity in net loss of Harvest

Equity in net loss of Harvest for the six months ended June 30, 2026 was $3.3 million and represents the Company's proportionate share of Harvest's net results following the June 3, 2026 Deconsolidation Transaction. Due to Harvest being accounted for under the equity method of accounting, the Company recognizes only its share of Harvest's net income or loss and no longer consolidates Harvest's revenue, operating expenses, assets, or liabilities.

Other Income (Expense), Net

Other income, net for the six months ended June 30, 2026 was $0.2 million, compared to other expense, net of $0.7 million for the six months ended June 30, 2025.

Provision for Income Taxes

The provision for income taxes for the six months ended June 30, 2026 was $43.8 million, a decrease of $63.4 million from $107.2 million for the six months ended June 30, 2025. The provision for income taxes as a percentage of gross profit was 13.2% for the six months ended June 30, 2026, compared to 29.3% for the six months ended June 30, 2025. The decrease was primarily driven by the Company not applying IRC Section 280E for the 2026 taxable year, where the prior period included the impact of IRC Section 280E.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. EBITDA is calculated as net loss before net: interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as net loss before net interest expense, interest income, provision for income taxes and depreciation and amortization, which is then adjusted for certain contributions, such as campaign and political initiatives, items that we do not believe represent the operations of the core business such as acquisition, transaction and other non-recurring costs including major system changes, impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, other income and expense items, equity in net loss of Harvest and loss on Deconsolidation Transaction.

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

Adjusted EBITDA

Adjusted EBITDA for the three months ended June 30, 2026 was $98.0 million, a decrease of $12.6 million from $110.6 million for the three months ended June 30, 2025, primarily driven by lower revenue primarily resulting from the Deconsolidation Transaction.

Adjusted EBITDA for the six months ended June 30, 2026 was $198.4 million, a decrease of $21.4 million from $219.8 million for the six months ended June 30, 2025, primarily driven by lower revenue primarily resulting from the Deconsolidation Transaction.

The following table presents a reconciliation of net loss attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in thousands)
Net loss attributable to common shareholders	$(405,975)	$(13,780)	$(403,569)	$(46,650)
Add (deduct) impact of:
Interest expense, net	12,760	16,393	26,081	32,688
Interest income	(3,062)	(3,638)	(5,746)	(6,706)
Provision for income taxes	21,967	54,720	43,826	107,184
Depreciation and amortization	25,723	29,427	55,466	58,755
Depreciation included in cost of goods sold	13,430	13,722	27,419	27,577
EBITDA (Non-GAAP)	(335,157)	96,844	(256,523)	172,848
Loss (gain) on disposal or impairment of assets	1,989	(251)	1,707	1,542
Campaign and political contributions	4,739	4,403	14,279	27,355
Acquisition, transaction, and other non-recurring costs	12,305	1,585	19,752	4,689
Share-based compensation	6,913	6,762	11,050	10,705
Other (income) expense, net	(114)	975	(246)	747
Equity in net loss of Harvest	3,289	—	3,289	—
Loss on Deconsolidation Transaction	403,333	—	403,333	—
Discontinued operations, net of tax, attributable to common shareholders	699	295	1,777	1,917
Total adjustments	433,153	13,769	454,941	46,955
Adjusted EBITDA (Non-GAAP)	$97,996	$110,613	$198,418	$219,803
Adjusted EBITDA (Non-GAAP) % of Revenue	36.2%	36.6%	35.6%	36.6%

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

Our primary uses of cash are for working capital requirements, capital expenditures, debt service payments, and income tax payments. Additionally, we may use cash to support cannabis market expansion related initiatives. Working capital is used principally for personnel expenses as well as costs related to the cultivation, processing and distribution of our products. Our capital expenditures consist primarily of additional cultivation and processing facilities and retail dispensaries, and improvements to existing facilities to support the long-term growth in current markets as well as investments in technology infrastructure.

As of June 30, 2026, cash and cash equivalents were $325.4 million. Although there can be no assurance regarding our future liquidity, we believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Debt or equity financings.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Six Months Ended June 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$108,847	$137,224
Net cash (used in) provided by investing activities	(88,049)	34,386
Net cash provided by (used in) financing activities	49,087	(10,333)
Net increase in cash and cash equivalents	$69,885	$161,277

Cash Flows - Operating Activities

Net cash provided by operating activities was $108.8 million for the six months ended June 30, 2026, a decrease of $28.4 million compared to $137.2 million of net cash provided by operating activities for the six months ended June 30, 2025. The decrease was driven primarily by the decrease in revenue as compared to the prior period.

Cash Flows - Investing Activities

Net cash used in investing activities was $88.0 million for the six months ended June 30, 2026, compared to the $34.4 million in net cash provided by investing activities for the six months ended June 30, 2025. The change was primarily driven by certificates of deposit entered into in 2024 which matured in 2025 as well as cash transferred as part of the Deconsolidation Transaction in 2026.

Cash Flows - Financing Activities

Net cash provided by financing activities was $49.1 million for the six months ended June 30, 2026, a change of $59.4 million, compared to $10.3 million net cash used in financing activities for the six months ended June 30, 2025. The change was primarily driven by proceeds received from a debt issuance in the first quarter of 2026.

Balance Sheet Exposure

As of June 30, 2026 and December 31, 2025, substantially all of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. On April 23, 2026, the DOJ announced the finalization of the rescheduling of medical marijuana under the CSA from Schedule I to Schedule III. As a result of the rescheduling, certain federal tax, regulatory, and research restrictions applicable to Schedule I substances no longer apply to medical marijuana. The DOJ announcement also provided state-legal medical marijuana businesses an expedited process for registration with the DEA. The Company has applied for DEA licenses in Florida, Pennsylvania, Georgia and West Virginia, with the expected effect that the Company’s operations in those medical-only states are federally legal. We believe our operations are in material compliance with all applicable federal, state and local laws, regulations, and licensing requirements in the states in which we operate.

Contractual Obligations

For information on our commitments for finance leases, financing arrangements, claims and litigation, contingencies, and other obligations, see Note 3. Supplementary Financial Information, Note 6. Long-Term Borrowings, and Note 8. Income Taxes in Part I. Item 1 of this Quarterly Report. Other than the $70.2 million decrease in our uncertain tax position liabilities, and the $4.3 million decrease in future minimum lease payments under non-cancellable finance leases, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2025 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation with the participation of our Chief Executive Officer and our Chief Financial Officer, as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting" (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal”, or the negative of those words or other similar or comparable words. These forward-looking statements include the Company’s statements regarding its expectations with respect to the sales of certain assets, statements regarding expected cost savings and long-term benefits from the Company’s cost streamlining efforts, the Company's beliefs regarding taxes it does not owe. Any statements contained in this Quarterly Report that are not statements of historical facts may be deemed to be forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, results of operations and future growth prospects. The forward-looking statements contained herein are based on certain key expectations and assumptions, including, but not limited to, with respect to expectations and assumptions concerning receipt and/or maintenance of required licenses and third party consents and the success of our operations, which are based on estimates prepared by us using data from publicly available governmental sources, as well as from market research and industry analysis, and on assumptions based on data and knowledge of this industry that we believe to be reasonable. These forward-looking statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. As a result, any or all of our forward-looking statements in this Quarterly Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Part II, Item 1A – Risk Factors” and discussed elsewhere in this Quarterly Report, and in “Part I, Item 1A – Risk Factors” of our 2025 Form 10-K. These forward-looking statements speak only as of the date of this Quarterly Report. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. You should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Quarterly Report. These factors and risks include, among other things, the following:
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
•the higher risk of IRS audit;
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

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. Based on an analysis of the facts, information and circumstances available as of June 30, 2026, Trulieve believes that it is more likely than not that the Company will prevail in its position. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the uncertain tax position liability related to tax years prior to 2026 has been recognized as of June 30, 2026. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed by the IRS, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

Item 1A. Risk Factors.

Investing in our Subordinate Voting Shares involves a high degree of risk. Our 2025 Form 10-K includes detailed discussions of our risk factors under the heading “Part I, Item 1A—Risk Factors". In addition to the risk factors previously disclosed in Part I, Item 1A, "Risk Factors" of the 2025 Form 10-K, the additional risk factor set forth below should be carefully considered. You should consider carefully the risk factors discussed herein, in our 2025 Form 10-K and all other information contained or incorporated by reference in this Quarterly Report before making an investment decision. If any of the risks discussed herein and in the 2025 Form 10-K actually occur, they may materially harm our business, financial condition, operating results, cash flows or growth prospects. As a result, the market price of our Subordinate Voting Shares could decline, and you could lose all or part of your investment. Additional risks and uncertainties that are not yet identified or that we think are immaterial may also materially harm our business, financial condition, operating results, cash flows or growth prospects and could result in a complete loss of your investment.

The fair value of our equity method investment in Harvest is potentially volatile and a significant reduction in the value of Harvest could have a material adverse effect on our financial condition and future prospects.

Through our ownership in the Non-Voting Units, we own a non-participating and non-voting interest in Harvest, and we classify such interest in Harvest as an equity method investment. The fair value of our equity investment in Harvest is subject to certain assumptions and, accordingly, such valuation is uncertain and potentially volatile. A significant reduction in the value of Harvest could have a material adverse effect on our financial condition and future prospects as a result of our interest in Harvest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On June 26, 2026, Kim Rivers, the Chairman of the Board and the Chief Executive Officer of the Company, notified the broker-dealer administering the trading arrangement of her intention to terminate the arrangement during the Company's next open trading window on August 11, 2026, prior to the commencement of sales under the second tranche of the plan. As of June 26, 2026, sales under the first tranche totaling 1,699,007 Subordinate Voting Shares had been completed.

During the three months ended June 30, 2026, no other director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

10.1 ‡	Limited Liability Company Agreement of Harvest Enterprises, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2026)
10.2
Class A Unit Purchase Agreement, dated as of June 3, 2026, by and among Harvest Enterprises, LLC, Whitley Holding 05192026, LLC and Trulieve Cannabis Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2026)

10.3
Protection Agreement, dated as of June 3, 2026, by and among Trulieve Cannabis Corp., Harvest Enterprises Holdings, Inc. and Harvest Enterprises, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2026)

10.4*‡	Separation Agreement and General Release, dated as of June 11, 2026, by and between Trulieve Cannabis Corp. and Jason Pernell
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith.
** Furnished herewith.
‡ Management contract or compensatory plan or arrangement.
The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRULIEVE CANNABIS CORP.

Date: August 7, 2026	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ Jan Reese
Jan Reese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)