Form 10-Q
period 2026-09-30
Trulieve Cannabis Corp.
filed 2026-11-05
CIK 1754195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number: 001-43338
_________________________________________________________
TRULIEVE CANNABIS CORP.
(Exact Name of Registrant as Specified in its Charter)
_________________________________________________________

Delaware	84-2231905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3494 Martin Hurst Road
Tallahassee, FL 32312
(Address of principal executive offices and zip code)
(850) 298-8866
(Registrant’s telephone number, including area code)
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Subordinate Voting Common Stock, $0.0001 par value per share	TRLV	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒
As of October 30, 2026, the registrant had 170,407,555 shares of Class A subordinate voting common stock and 224,064 shares of Class B multiple voting common stock (convertible to Class A shares on a 100:1 basis) outstanding.

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
ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(in thousands, except for share data)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets:
Cash and cash equivalents	$326,687	$255,535
Accounts receivable, net	3,750	10,497
Inventories	190,830	242,298
Income tax receivable	489	8,458
Prepaid expenses	17,471	18,325
Other current assets	2,290	26,743
Management services agreement receivable, related party	21,263	—
Assets associated with discontinued operations	—	859
Total current assets	562,780	562,715
Property and equipment, net	592,933	670,441
Right of use assets - operating, net	90,046	108,294
Right of use assets - finance, net	55,743	60,000
Intangible assets, net	335,038	798,365
Goodwill	325,624	483,905
Investment in Harvest	146,071	—
Other assets	10,004	10,471
Long-term assets associated with discontinued operations	—	1,907
TOTAL ASSETS	$2,118,239	$2,696,098
LIABILITIES
Current Liabilities:
Accounts payable and accrued liabilities	$68,187	$82,658
Deferred revenue	5,914	9,593
Notes payable - current portion	4,239	4,077
Operating lease liabilities - current portion	11,853	13,029
Finance lease liabilities - current portion	10,747	10,703
Construction finance liabilities - current portion	691	2,429
Contingencies	335	780
Liabilities associated with discontinued operations	—	3,676
Total current liabilities	101,966	126,945
Long-Term Liabilities:
Notes payable, net	88,654	90,839
Private placement notes, net	196,008	136,741
Operating lease liabilities	89,329	107,884
Finance lease liabilities	60,506	64,140
Construction finance liabilities	120,171	133,781
Deferred tax liabilities	55,392	177,993
Uncertain tax position liabilities	625,368	668,375
Other long-term liabilities	9,307	11,449
Long-term liabilities associated with discontinued operations	—	34,942
TOTAL LIABILITIES	$1,346,701	$1,553,089
Commitments and contingencies (see Note 4)
EQUITY
Common shares, no par value; unlimited shares authorized; None issued and outstanding as of September 30, 2026 and 169,313,023 shares issued and outstanding as of December 31, 2025	$—	$—
Preferred stock, $0.0001 par value per share; 1,000,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A subordinate voting common stock, $0.0001 par value per share; 5,000,000,000 shares authorized; 170,347,610 shares issued and outstanding as of September 30, 2026 and none issued and outstanding as of December 31, 2025	17	—
Class B multiple voting common stock, $0.0001 par value per share; 300,000 shares authorized; 224,064 shares issued and outstanding as of September 30, 2026 and none issued and outstanding as of December 31, 2025	—	—
Additional paid-in-capital	2,087,996	2,073,358
Accumulated deficit	(1,314,825)	(912,125)
Non-controlling interest	(1,650)	(18,224)
TOTAL EQUITY	771,538	1,143,009
TOTAL LIABILITIES AND EQUITY	$2,118,239	$2,696,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(in thousands, except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$230,215	$288,187	$787,921	$888,033
Cost of goods sold	82,195	118,330	307,531	352,031
Gross profit	148,020	169,857	480,390	536,002
Expenses:
Selling, general, and administrative	87,845	99,019	294,507	318,907
Depreciation and amortization	17,707	29,456	73,173	88,211
(Gain) loss on disposal or impairment of assets	(19)	(856)	1,688	686
Loss on Deconsolidation Transaction	—	—	403,333	—
Total expenses	105,533	127,619	772,701	407,804
Income (loss) from operations	42,487	42,238	(292,311)	128,198
Other income (expense):
Interest expense, net	(11,975)	(16,086)	(38,056)	(48,774)
Interest income	2,810	4,394	8,556	11,100
Equity in net loss of Harvest	(6,432)	—	(9,721)	—
Other income (expense), net	135	(1,245)	381	(1,992)
Total other expense, net	(15,462)	(12,937)	(38,840)	(39,666)
Income (loss) before provision for income taxes	27,025	29,301	(331,151)	88,532
Provision for income taxes	26,251	53,036	70,077	160,220
Net income (loss) from continuing operations	774	(23,735)	(401,228)	(71,688)
Net loss from discontinued operations, net of tax benefit (provision) of $0, $0, $597, and $(441), respectively, attributable to common shareholders	—	(5,049)	(1,777)	(6,966)
Net income (loss)	774	(28,784)	(403,005)	(78,654)
Less: net loss attributable to non-controlling interest from continuing operations	(95)	(1,949)	(305)	(5,169)
Net income (loss) attributable to common shareholders	$869	$(26,835)	$(402,700)	$(73,485)

Earnings Per Share
Net income (loss) per share - Continuing operations:
Basic	$0.00	$(0.11)	$(2.08)	$(0.35)
Diluted	$0.00	$(0.11)	$(2.08)	$(0.35)
Net loss per share - Discontinued operations:
Basic and diluted	$—	$(0.03)	$(0.01)	$(0.04)
Net income (loss) per share attributable to common shareholders:
Basic	$0.00	$(0.14)	$(2.09)	$(0.39)
Diluted	$0.00	$(0.14)	$(2.09)	$(0.39)
Weighted average number of common shares used in computing net income (loss) per share:
Basic	192,937,617	191,278,321	192,733,447	191,202,586
Diluted	200,612,515	191,278,321	192,733,447	191,202,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)
(in thousands, except for share data)

	Three Months Ended
	Multiple Voting Shares		Subordinate Voting Shares		Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance, June 30, 2026	224,064	$—	169,976,549	$—	$2,083,157	$(1,315,694)	$(1,555)	$765,908
Change in common stock par value	—	—	—	17	(17)	—	—	—
Share-based compensation	—	—	—	—	5,900	—	—	5,900
Subordinate Voting Shares issued under share compensation plans	—	—	528,170	—	368	—	—	368
Tax withholding related to net share settlements of equity awards	—	—	(157,109)	—	(1,412)	—	—	(1,412)
Net income (loss)	—	—	—	—	—	869	(95)	774
Balance, September 30, 2026	224,064	$—	170,347,610	$17	$2,087,996	$(1,314,825)	$(1,650)	$771,538

Balance, June 30, 2025	232,264	$—	167,874,269	$—	$2,067,442	$(842,394)	$(15,577)	$1,209,471
Share-based compensation	—	—	—	—	5,785	—	—	5,785
Subordinate Voting Shares issued under share compensation plans	—	—	71,743	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(27,815)	—	(196)	—	—	(196)
Net loss	—	—	—	—	—	(26,835)	(1,949)	(28,784)
Balance, September 30, 2025	232,264	$—	167,918,197	$—	$2,073,031	$(869,229)	$(17,526)	$1,186,276

	Nine Months Ended
	Multiple Voting Shares		Subordinate Voting Shares		Additional Paid-in-Capital	Accumulated Deficit	Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount

Balance, December 31, 2025	232,264	$—	169,080,759	$—	$2,073,358	$(912,125)	$(18,224)	$1,143,009
Change in common stock par value	—	—	—	17	(17)	—	—	—
Share-based compensation	—	—	—	—	16,950	—	—	16,950
Subordinate Voting Shares issued under share compensation plans	—	—	652,145	—	368	—	—	368
Tax withholding related to net share settlements of equity awards	—	—	(205,294)	—	(2,663)	—	—	(2,663)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	—	(100)	(100)
Conversion of Multiple Voting Shares to Subordinate Voting Shares	(8,200)	—	820,000	—	—	—	—	—
Deconsolidation of Harvest	—	—	—	—	—	—	16,979	16,979
Net loss	—	—	—	—	—	(402,700)	(305)	(403,005)
Balance, September 30, 2026	224,064	$—	170,347,610	$17	$2,087,996	$(1,314,825)	$(1,650)	$771,538

Balance, December 31, 2024	232,264	$—	167,779,554	$—	$2,057,032	$(795,744)	$(12,257)	$1,249,031
Share-based compensation	—	—	—	—	16,490	—	—	16,490
Subordinate Voting Shares issued under share compensation plans	—	—	234,049	—	—	—	—	—
Tax withholding related to net share settlements of equity awards	—	—	(95,406)	—	(491)	—	—	(491)
Distributions to subsidiary non-controlling interest	—	—	—	—	—	—	(100)	(100)
Net loss	—	—	—	—	—	(73,485)	(5,169)	(78,654)
Balance, September 30, 2025	232,264	$—	167,918,197	$—	$2,073,031	$(869,229)	$(17,526)	$1,186,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(403,005)	$(78,654)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,173	88,211
Depreciation included in cost of goods sold	39,672	41,526
Loss on Deconsolidation Transaction	403,333	—
Equity in net loss of Harvest	9,721	—
Impairment and disposal of long-lived assets, net of recoveries	1,688	2,472
Gain from disposal of discontinued operations	(7)	—
Share-based compensation	16,950	16,490
Deferred income taxes	(20,916)	(14,666)
Other non-cash changes	9,802	15,953
Changes in operating assets and liabilities:
Inventories	2,042	(11,920)
Accounts receivable	(2,140)	(3,396)
Other assets	(24,233)	3,349
Accounts payable and accrued liabilities	1,417	(11,557)
Income tax receivable / payable	766	2,637
Uncertain tax position liabilities	88,136	171,094
Other liabilities	(13,131)	(13,665)
Proceeds received from insurance for operating expenses	—	5,731
Net cash provided by operating activities	183,268	213,605
Cash flows from investing activities
Capital expenditures	(63,517)	(53,408)
Maturities of short-term investments	—	60,000
Cash disposed in Deconsolidation Transaction	(58,395)	—
Purchase of intangible assets	(40,000)	—
Other proceeds	5,125	12,920
Other purchases and payments	—	(117)
Net cash (used in) provided by investing activities	(156,787)	19,395
Cash flows from financing activities
Proceeds from long-term borrowings	60,742	—
Payments on long-term borrowings	(4,654)	(7,468)
Payments for debt issuance costs	(1,288)	—
Other payments and distributions	(7,834)	(7,146)
Payments for taxes related to net share settlement of equity awards	(2,663)	(491)
Other proceeds	368	—
Net cash provided by (used in) financing activities	44,671	(15,105)
Net increase in cash and cash equivalents, and restricted cash	71,152	217,895
Cash, cash equivalents, and restricted cash, beginning of period	255,535	239,710
Cash, cash equivalents, and restricted cash, end of period	$326,687	$457,605

TRULIEVE CANNABIS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosure of cash flow information
Cash paid during the period for
Interest	$34,267	$41,591
Income taxes paid, net of refunds of $3 and $2,034, respectively	2,252	1,597
Noncash investing and financing activities
ASC 842 lease additions - operating and finance leases	$29,698	$14,595
Purchases of property and equipment in accounts payable and accrued liabilities	5,312	3,718
Operating license intangible placed into service, transfer from other assets	—	6,500
Purchases of intangible assets in accounts payable and accrued liabilities	400	—
Write-off of allowance for credit losses on notes receivable due to uncollectibility	—	4,961

The condensed consolidated statements of cash flows include continuing operations and discontinued operations for the periods presented.

The following table summarizes the cash, cash equivalent, and restricted cash balances for each of the periods presented:

	September 30,
	2026	2025
Beginning of period:
Cash and cash equivalents (1)	$255,535	$238,803
Restricted cash	—	907
Cash, cash equivalents, and restricted cash	$255,535	$239,710
End of period:
Cash and cash equivalents (1)	$326,687	$449,198
Restricted cash - current	—	907
Restricted cash	—	7,500
Cash, cash equivalents, and restricted cash	$326,687	$457,605

(1) Excludes discontinued operations, which did not generate cash flows in any period presented.

The accompanying notes are an integral part of these condensed consolidated financial statements.

TRULIEVE CANNABIS CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Trulieve Cannabis Corp. and its subsidiaries, ("Trulieve," the "Company," "we," "our," or "us") have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all financial information and footnotes required by GAAP for complete financial statements. In management's opinion, the condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the Company's financial position as of September 30, 2026, and the results of its operations and cash flows for the periods ended September 30, 2026 and 2025. The results of the Company's operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full 2026 fiscal year.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for Trulieve Cannabis Corp. and the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission ("SEC") on February 26, 2026 (the "2025 Form 10-K").

Deconsolidation Transaction

On June 3, 2026, the Company completed a transaction pursuant to which the Company ceased to control its former indirect wholly-owned subsidiary, Harvest Enterprises, LLC (“Harvest”), which holds the Company’s former mixed-use cannabis operations (the “Deconsolidation Transaction”), other than businesses the transfer of which is subject to regulatory approval, which businesses will, automatically and without any action on the part of the Company or any other party, transfer to Harvest upon the receipt of regulatory approval. Accordingly, the Company deconsolidated Harvest effective June 3, 2026, in accordance with Accounting Standards Codification ("ASC") 810, Consolidation. The accompanying condensed consolidated financial statements include Harvest’s results of operations through the date of the Deconsolidation Transaction. Following the Deconsolidation Transaction, the Company’s retained noncontrolling investment in Harvest is accounted for under the equity method of accounting in accordance with ASC 323, Investments - Equity Method and Joint Ventures. As a result of the Deconsolidation Transaction, Harvest’s assets, liabilities, revenues, expenses, and cash flows are no longer included in the Company’s consolidated financial statements after June 3, 2026. Accordingly, the Company’s financial position, results of operations, and cash flows for periods subsequent to the Deconsolidation Transaction will not be directly comparable to prior periods. See Note 5. Disposition for additional information.

Discontinued Operations

In June 2023, the Company exited operations in Massachusetts and in July 2022, the Company exited operations in Nevada. Both actions represented a strategic shift in business; therefore, the results of the discontinued operations have been presented as discontinued operations within the condensed consolidated statements of operations for all periods presented. As part of the Deconsolidation Transaction, these discontinued operations were transferred to Harvest. See Note 5. Disposition for additional information regarding the Deconsolidation Transaction. Unless specifically noted otherwise, footnote disclosures only reflect the results of continuing operations.

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

Domestication

On August 11, 2026, the Company completed its domestication from the Province of British Columbia, Canada to the State of Delaware. In connection with the Domestication, the Company’s Subordinate Voting Shares and Multiple Voting Shares were exchanged on a one-for-one basis for Class A Subordinate Voting Common Stock and Class B Multiple Voting Common Stock, respectively. Accordingly, effective August 11, 2026, the Company no longer presents its Class B Multiple Voting Common Stock on an as-converted basis in the condensed consolidated balance sheets and statements of shareholders’ equity. Additionally, prior period Multiple Voting Share amounts, which were previously presented on an as-converted basis, have been retrospectively adjusted in the condensed consolidated balance sheets and statements of shareholders’ equity to conform to the current-period presentation. This change had no effect on previously reported per share amounts in the condensed consolidated statements of operations.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described in the 2025 Form 10-K. The Company's management has reviewed these significant accounting policies and related disclosures and determined that other than noted below, there were no significant changes to the Company's significant accounting policies during the nine-month period ended September 30, 2026.

Equity Method Investment

The Company accounts for its investment in unconsolidated entities where it exercises significant influence but does not have control under the equity method of accounting. Such investments are recorded at fair value and subsequently adjusted for the Company’s share of the investee’s net income or loss which is included in Equity in net loss of Harvest on the condensed consolidated statements of operations. The Company evaluates the equity method investment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable. Any impairment deemed other-than-temporary is recognized in earnings and is not subsequently reversed.

Segment Reporting & Reporting Units

Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which consists of cultivation, production, and sale of cannabis products for medicinal-use. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the condensed consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the condensed consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. The CODM may use disaggregated revenue metrics to evaluate product pricing, store count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are cost of goods sold, selling, general, and administrative expenses, disposal or impairment gains and losses, interest expense, interest income, and provision for income taxes, as presented on the condensed consolidated statements of operations.

Segment assets are reported on the condensed consolidated balance sheets as total assets, which includes $146.1 million of equity method investment, while capital expenditures for the reportable segment are reported on the condensed consolidated statements of cash flows as capital expenditures.

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

NOTE 3. ACQUISITION
Connected Intellectual Property License Rights
On September 25, 2026, the Company entered into a license agreement ("License Agreement") with Connected International, Inc. ("Connected"), which includes, among other things, exclusive rights to use genetics, trademarks and proprietary know-how to cultivate, manufacture, market, and commercialize Alien Labs and Connected branded products in Florida and Texas. The licenses granted are perpetual, irrevocable, royalty-free and fully paid-up, subject to the terms of the License Agreement. The License Agreement provides Trulieve with a right of first refusal for exclusive licensing rights in additional markets.
The Company evaluated the transaction under ASC 805 Business Combinations, and determined that the acquired rights did not meet the definition of a business. Accordingly, the transaction was accounted for as an asset acquisition. The total acquisition cost of $40.4 million, consisting of the $40.0 million license fee and approximately $0.4 million of qualifying direct transaction costs, was recognized as an indefinite-lived trademark intangible asset representing the acquired intellectual property license rights.
See Note 7. Intangible Assets, for additional information. The asset is included in intangible assets, net on the condensed consolidated balance sheets.

NOTE 4. SUPPLEMENTARY FINANCIAL INFORMATION

Inventories

Inventories are comprised of the following as of:

	September 30, 2026	December 31, 2025

	(in thousands)
Raw materials
Cannabis plants	$16,767	$18,433
Packaging and supplies	20,027	26,161
Total raw materials	36,794	44,594
Work in process	112,870	139,171
Finished goods - unmedicated	4,016	5,372
Finished goods - medicated	37,150	53,161
Total inventories	$190,830	$242,298

Notes Receivable

	September 30, 2026	December 31, 2025

	(in thousands)
Notes receivable, gross	$450	$6,589
Less: allowance for credit losses	—	(4,894)
Less: current portion of notes receivable	(75)	(1,245)
Notes receivable, net	$375	$450

The current portion of notes receivable is included in other current assets, and the long-term portion of notes receivable, along with the associated allowance for credit losses, is included in other assets on the condensed consolidated balance sheets.

The provision for credit losses is recorded to other income (expense), net on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2026, the Company did not record any adjustments to the provision for credit losses. During the three and nine months ended September 30, 2025, the Company recorded an increase to the provision for credit losses of $1.5 million and $2.7 million, respectively.

Held for Sale Assets
During the first quarter of 2026, the Company identified certain assets that no longer met the criteria for classification as held for sale. Management determined that it no longer had the intent to sell these assets, as they are expected to be utilized to support ongoing production activities. As a result of this change in circumstances, the assets were reclassified from held for sale to held and used at their carrying amounts immediately prior to classification as held for sale. The following table presents a roll forward of held‑for‑sale assets, including net transfers into and out of held‑for‑sale classification, which are recorded in other current assets on the condensed consolidated balance sheets, for the periods presented:

	September 30, 2026	December 31, 2025

	(in thousands)
Balance, beginning of period	$15,047	$18,329
Net transfers to (from) held for sale	(11,872)	5,660
Impairments	—	(2,485)
Assets sold	(3,175)	(6,457)
Balance, end of period	$—	$15,047

Finance Leases

Future minimum lease payments under the Company's non-cancellable finance leases as of September 30, 2026 are as follows:

Finance Leases

Year	(in thousands)
Remainder of 2026	$4,296
2027	16,867
2028	15,953
2029	14,677
2030	12,099
Thereafter	34,828
Total	$98,720

Fair Value Measurements

The fair values of financial instruments measured on a recurring basis by class are as follows as of:

	Fair Value Hierarchy Level (1)	September 30, 2026	December 31, 2025

Financial Assets:
Money market funds (2)	Level 1	$315,015	$236,633
Total financial assets		$315,015	$236,633
Financial Liabilities:
Interest rate swap (3)	Level 2	$61	$1,630

(1) There were no transfers between hierarchy levels during the periods ended September 30, 2026 or December 31, 2025.
(2) Interest income from money market funds was $2.8 million and $4.2 million for the three months ended September 30, 2026 and 2025, respectively, and was $8.0 million and $10.5 million for the nine months ended September 30, 2026 and 2025, respectively. Money market funds are included in cash and cash equivalents on the condensed consolidated balance sheets.

(3) The fair value of the interest rate swap liability is recorded in other long-term liabilities on the condensed consolidated balance sheets.

Share Repurchase Program

In June 2026, the Company’s board of directors (the "Board of Directors") authorized a share repurchase program pursuant to which the Company may repurchase up to the lesser of $50.0 million in aggregate value or 8,495,038 Subordinate Voting Shares (as defined below). The program is scheduled to expire on June 16, 2027. As of September 30, 2026, no shares had been repurchased under the program.
Share-Based Compensation

Stock Options

The following table summarizes the Company's stock option activity for the nine months ended September 30, 2026:

Number of options
Outstanding options, beginning of period	5,178,194
Granted (1)	507,138
Exercised	(229,389)
Forfeited	—
Expired	(297,580)
Outstanding options, end of period	5,158,363
Vested and exercisable options, end of period	3,626,934

(1) The weighted average exercise price for stock options granted was $6.40.

Restricted Stock Units

The following table summarizes the Company's restricted stock unit ("RSU") activity for the nine months ended September 30, 2026:

Number of restricted stock units
Unvested balance, beginning of period	5,829,851
Granted (1)	2,551,714
Vested	(555,774)
Forfeited	(524,868)
Unvested balance, end of period	7,300,923

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

The following table summarizes the Company's PSU activity for the nine months ended September 30, 2026:

Number of performance stock units
Unvested balance, beginning of period	—
Granted (1)	356,571
Vested	(29,297)
Forfeited	—
Unvested balance, end of period	327,274

(1) The weighted average grant date fair value of PSUs granted was $6.40.

Revenue Disaggregation

Revenue is comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Retail	$219,297	$270,789	$739,380	$836,638
Wholesale and other	10,918	17,398	48,541	51,395
Total revenue	$230,215	$288,187	$787,921	$888,033

Commitments and Contingencies

Operating Licenses

As a result of the Deconsolidation Transaction the Company operates exclusively in medical cannabis markets and is subject to federal and state regulatory requirements applicable to its operations. The Company's business depends on its ability to obtain and maintain required federal and state registrations, licenses, and permits. Changes in applicable laws, regulations, or licensing requirements, or the inability to obtain and/or maintain such registrations, licenses, and permits, could adversely affect the Company's operations and business plans.

Claims and Litigation

From time to time, the Company may be involved in litigation relating to claims arising out of operations in the normal course of business. As of September 30, 2026 and December 31, 2025, there were no pending or threatened lawsuits that the Company believes could reasonably be expected to have a material effect on the results of the Company’s condensed consolidated statements of operations. There are also no proceedings in which any of the Company’s directors, officers, or affiliates has a material interest adverse to the Company’s interest.

Contingencies

As of September 30, 2026 and December 31, 2025, $0.3 million and $0.8 million, respectively, were included in contingent liabilities on the condensed consolidated balance sheets related to various pending litigation claims as the loss is probable and can be estimated.

An acquisition in 2021 included a contingency providing for an additional $5.0 million in consideration which is contingent on the enactment, adoption or approval of laws allowing for adult-use cannabis in Pennsylvania. No liability was recorded for this contingent consideration, as the estimated value of the liability was not significant at the time of the acquisition nor as of September 30, 2026 and December 31, 2025, based on the likelihood of approval of laws allowing for adult-use cannabis in Pennsylvania.

NOTE 5. DISPOSITION

On June 3, 2026, the Company completed the Deconsolidation Transaction pursuant to which Harvest, which holds the Company’s former mixed-use cannabis operations (other than businesses the transfer of which is subject to regulatory approval, which businesses will, automatically and without any action on the part of the Company or any other party, transfer to Harvest upon the receipt of regulatory approval), ceased to be a consolidated subsidiary.

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

Accordingly, following the Deconsolidation Transaction, the Company concluded that it no longer possesses a controlling financial interest in Harvest under ASC 810, Consolidation, and therefore deconsolidated Harvest effective June 3, 2026. The Company determined that it retained significant influence over Harvest and accounts for its retained investment under the equity method of accounting pursuant to ASC 323, Investments - Equity Method and Joint Ventures. See Note 6. Equity Method Investment.

The aggregate consideration recognized upon deconsolidation consisted of the fair value of the Company’s retained equity method investment in Harvest.

In accordance with ASC 810-10-40, the Company measured its retained investment at fair value as of the deconsolidation date. The Company recognized a loss on deconsolidation equal to the excess of the carrying amount of the net assets derecognized over the aggregate fair value of the retained investment. The Company recognized no loss on deconsolidation during the three months ended September 30, 2026. The Company recognized a loss on deconsolidation of approximately $403.3 million during the nine months ended September 30, 2026, which is presented within loss on Deconsolidation Transaction in the condensed consolidated statements of operations.

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

The following table summarizes the assets and liabilities included in the Deconsolidation Transaction as of the disposition date:

(in thousands)
Fair value of retained investment	$155,792
Total consideration received	$155,792
Assets and liabilities disposed
Cash and cash equivalents	$58,395
Accounts receivable, net	9,795
Inventories	49,426
Income tax receivable	7,203
Prepaid and other current assets	11,350
Property and equipment, net	89,497
Right of use asset - operating, net	19,393
Right of use asset - finance, net	13,395
Intangible assets, net	465,874
Goodwill	158,281
Other assets	3,787
Total assets derecognized	$886,396
Accounts payable and accrued liabilities	$(22,087)
Deferred revenue	(2,336)
Operating lease liabilities	(36,061)
Finance lease liabilities	(14,228)
Construction finance liabilities	(35,198)
Deferred tax liability	(101,685)
Uncertain tax positions	(131,143)
Other liabilities	(1,512)
Non-controlling interest	16,979
Net assets derecognized	$559,125
Loss on Deconsolidation Transaction	$(403,333)

NOTE 6. EQUITY METHOD INVESTMENT

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

The Company evaluated Harvest under ASC 810 and concluded that Harvest is a variable interest entity ("VIE"). Although the Company holds a variable interest through its Non-Voting Units, the Company determined that it is not the primary beneficiary because it does not possess the authority to direct the activities that most significantly affect Harvest’s economic performance. Accordingly, the Company does not consolidate Harvest.

The Company concluded that it possesses significant influence over Harvest through its board representation, participation in strategic and operating policy decisions, and other governance rights. Accordingly, the retained investment is accounted for under the equity method pursuant to ASC 323.

Upon deconsolidation, the Company recognized its retained 90% equity interest in Harvest at fair value in accordance with ASC 810-10-40. The resulting fair value became the initial carrying amount of the Company’s equity method investment. The fair value of the retained investment was determined using a combination of the income approach and market approach, including consideration of discounted cash flow analyses, market multiples of comparable publicly traded companies, and other relevant market data. Significant unobservable inputs utilized in the valuation included an 11.0% discount rate, projected EBITDA margins ranging from approximately 22.8% to 25.1%, and a 23.5% discount for lack of marketability. Due to the valuation incorporating significant unobservable inputs and management estimates, the fair value measurement was classified as a Level 3 fair value measurement. The carrying amount of the investment is subsequently adjusted for the Company’s proportionate share of Harvest’s earnings (losses). The Company recognized its equity in net loss of Harvest of approximately $6.4 million for the three months ended September 30, 2026, and approximately $9.7 million for the nine months ended September 30, 2026, which are presented within Equity in net loss of Harvest in the condensed consolidated statements of operations. As of September 30, 2026, the carrying amount of the Company’s equity method investment was approximately $146.1 million.

The purchase price allocation remains preliminary as Harvest completes its fair value assessments of acquired intangible assets, inventory, and property, plant and equipment. Measurement-period adjustments to these preliminary amounts may impact depreciation, amortization, cost of goods sold and other amounts recognized in the current and future periods.

The Company continually evaluates its equity method investment for indicators of impairment. If events or changes in circumstances indicate that the investment has experienced an other-than-temporary decline in value, the Company records an impairment charge equal to the amount by which the carrying amount exceeds its estimated fair value. No impairment indicators were identified during the three and nine months ended September 30, 2026.

The Company has entered into certain commercial agreements with Harvest, including the MSA pursuant to which the Company provides specified consulting, advisory and administrative support services. Transactions under these arrangements are conducted pursuant to contractual terms.

The Company’s maximum exposure to loss associated with Harvest was approximately $167.3 million as of September 30, 2026, representing the carrying amount of its equity method investment and the outstanding MSA receivable. The Company has not guaranteed Harvest’s obligations, provided debt guarantees, entered into liquidity arrangements, or committed to provide additional financial support to Harvest.

NOTE 7. INTANGIBLE ASSETS

Intangible Assets

The Company's definite-lived and indefinite-lived intangible assets consisted of the following as of:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Definite-lived intangible assets:
Licenses	$379,286	$130,658	$248,628	$1,052,371	$298,744	$753,627
Trademarks	14,510	14,510	—	27,430	25,254	2,176
Internal use software	65,770	19,885	45,885	67,472	25,110	42,362
Tradenames	1,000	875	125	4,861	4,661	200
Total definite-lived intangible assets	460,566	165,928	294,638	1,152,134	353,769	798,365
Indefinite-lived intangible assets:
Trademarks	40,400	—	40,400	—	—	—
Total indefinite-lived intangible asset	40,400	—	40,400	—	—	—
Total Intangible Assets	$500,966	$165,928	$335,038	$1,152,134	$353,769	$798,365

Amortization expense for definite-lived intangible assets was $9.8 million and $20.7 million for the three months ended September 30, 2026 and 2025, respectively, and $47.5 million and $62.6 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense is recorded within depreciation and amortization on the condensed consolidated statements of operations.

The following table outlines the estimated future annual amortization expense related to definite-lived intangible assets as of September 30, 2026, for the period ending December 31, 2026, and for each of the next four years ending December 31, and thereafter:

Estimated Amortization
Year	(in thousands)
Remainder of 2026	$9,647
2027	38,430
2028	37,282
2029	35,188
2030	30,687
Thereafter	143,404
Total	$294,638

NOTE 8. LONG-TERM BORROWINGS

Private Placement Notes

Private placement notes payable consisted of the following as of:

	September 30, 2026	December 31, 2025	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
2030 Notes - Tranche One	$140,000	$140,000	10.50%	11.07%	12/17/2030
2030 Notes - Tranche Two	60,000	—	10.50%	11.02%	12/17/2030
Total private placement notes	200,000	140,000
Less: unamortized debt discount and issuance costs	(3,992)	(3,259)
Less: current portion of private placement notes	—	—
Private placement notes, net	$196,008	$136,741

Notes Payable

Notes payable consisted of the following as of:

	September 30, 2026	December 31, 2025	Stated Interest Rate	Effective Interest Rate	Maturity Date

	(in thousands)
Mortgage Notes Payable (1)
Note dated December 21, 2022 (2)(3)	$65,074	$66,536	(2)	7.87%	1/1/2028
Notes dated December 22, 2023	23,425	23,891	8.31%	8.48%	12/22/2028
Notes dated October 1, 2021	4,303	4,700	8.14%	8.29%	11/1/2027
Total mortgage notes payable	92,802	95,127
Promissory Notes Payable
Note acquired in Harvest Acquisition in October 2021	963	988	7.50%	7.50%	10/24/2026
Total promissory notes payable	963	988
Total notes payable (4)	93,765	96,115
Less: unamortized debt discount and issuance costs	(872)	(1,199)
Less: current portion of notes payable	(4,239)	(4,077)
Notes payable, net	$88,654	$90,839

(1) Underlying assets are pledged as collateral for the mortgage notes payable.
(2) The mortgage note payable interest rate is a variable rate equal to the CME Term Secured Overnight Financing Rate ("SOFR") plus 3.00%. In connection with the closing of this note, the Company entered into an interest rate swap to fix the interest rate at 7.53% for the term of the notes.

(3) On October 7, 2026, this mortgage note payable was repaid in full. See Note 15. Subsequent Events for additional information.
(4) Notes payable are subordinated to the private placement notes.

Construction Finance Liabilities

Total construction finance liabilities were $120.9 million and $136.2 million as of September 30, 2026 and December 31, 2025, respectively. The contractual terms range from 20.0 years to 25.0 years with a weighted average remaining lease term of 15.5 years.

Financial and Other Covenants

Certain long-term borrowing agreements contain various operating and financial covenants as disclosed in the 2025 Form 10-K. As of September 30, 2026, the Company was in compliance with all such operating and financial covenants.

Maturities

Stated maturities of the principal portion of private placement and notes payable outstanding and future minimum lease payments for the construction finance liabilities, including interest, as of September 30, 2026, for the period ending December 31, 2026, and for each of the next four years ending December 31, and thereafter are as follows:

	Private Placement Notes	Notes Payable (1)	Construction Finance Liabilities	Total Maturities

Year	(in thousands)
Remainder of 2026	$—	$1,727	$3,693	$5,420
2027	—	7,023	15,058	22,081
2028	—	85,015	15,474	100,489
2029	—	—	15,902	15,902
2030	200,000	—	16,342	216,342
Thereafter	—	—	241,316	241,316
Total	$200,000	$93,765	$307,785	$601,550

(1) On October 7, 2026, the Company repaid approximately $65.1 million of its outstanding mortgage notes payable. See Note 15. Subsequent Events for additional information.

NOTE 9. SHARE CAPITAL

On August 11, 2026 (the “Effective Date”), the Company completed its domestication from the Province of British Columbia, Canada, to the State of Delaware (the “Domestication”). In connection with the Domestication, the Company filed a Certificate of Domestication and Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware.

As part of the Domestication, the previously authorized, issued and outstanding subordinate voting shares of the Company (the “BC Subordinate Voting Shares”) and the multiple voting shares of the Company (the “BC Multiple Voting Shares”) were exchanged on the Effective Date for the applicable class of authorized, issued and outstanding shares of common stock, $0.0001 par value per share, of the Company (“Common Stock”) on a one-for-one basis, with each BC Subordinate Voting Share exchanged for one issued and outstanding share of Class A subordinate voting Common Stock (the “Subordinate Voting Shares”) and each BC Multiple Voting Share exchanged for one issued and outstanding share of Class B multiple voting Common Stock (the “Multiple Voting Shares”). The Certificate of Incorporation authorized share capital consisting of 5,000,000,000 shares of Subordinate Voting Shares, 300,000 shares of Multiple Voting Shares, and 1,000,000,000 shares of preferred stock, par value of $0.0001 per share (the “Preferred Stock”).

The material rights and privileges of each class of the Company's share capital are as follows:

(i)Subordinate Voting Shares

Holders of the Subordinate Voting Shares are entitled to notice of and to attend any meeting of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company shall have the right to vote. At each such meeting holders of Subordinate Voting Shares shall be entitled to one vote in respect of each Subordinate Voting Share held. Holders of Subordinate Voting Shares are entitled to receive as and when declared by the directors, dividends in cash or property of the Company. No dividend will be declared or paid on the Subordinate Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends (on an as-converted to Subordinate Voting Share basis) on the Multiple Voting Shares.

(ii)Multiple Voting Shares

Holders of Multiple Voting Shares are entitled to notice of and to attend any meetings of the shareholders of the Company, except a meeting of which only holders of another particular class or series of shares of the Company have the right to vote. At each such meeting, holders of Multiple Voting Shares are entitled to one vote in respect of each Subordinate Voting Share into which such Multiple Voting Share could ultimately then be converted (100 votes per Multiple Voting Share). The “Conversion Ratio” for Multiple Voting Shares is 100 Subordinate Voting Shares for each Multiple Voting Share, subject to adjustment in certain events, such as, among other things, share splits, share combinations and certain distributions. Holders of Multiple Voting Shares have the right to receive dividends, out of any cash or other assets legally available therefor, pari passu (on an as converted basis, assuming conversion of all Multiple Voting Shares into Subordinate Voting Shares at the Conversion Ratio) as to dividends and any declaration or payment of any dividend on the Subordinate Voting Shares.

No dividend may be declared or paid on the Multiple Voting Shares unless the Company simultaneously declares or pays, as applicable, equivalent dividends on the Subordinate Voting Shares, with holders of Subordinate Voting Shares simultaneously receiving a dividend on each Subordinate Voting Share so held in an amount at least equal to (A) the dividend declared, paid or set aside per Multiple Voting Share divided by (B) the number of Subordinate Voting Shares issuable upon conversion of a Multiple Voting Share.

(iii)Preferred Stock

Except as otherwise required by the Delaware General Corporation Law (the “DGCL”), or as provided by the Board of Directors in a Preferred Stock certificate of designation filed pursuant to the DGCL for a particular series (a “Preferred Stock Designation”), the holders of record of Preferred Stock will not be entitled to vote at meetings of the stockholders of the Company; provided that the holders of Preferred Stock will be entitled to receive notice of (but not vote at) meetings of stockholders called for the purpose of authorizing the dissolution of the Company, or any merger, consolidation, sale, lease, transfer, exclusive license, or other disposition of all or substantially all the assets of the Company. Unless the Board of

Directors expressly provides otherwise in a Preferred Stock Designation, the holders of Preferred Stock will not be entitled to receive any dividends or other distributions from the Company. There were no shares of Preferred Stock outstanding as of September 30, 2026.

NOTE 10. EARNINGS PER SHARE

The Company applies the two-class method of computing earnings per share in accordance with ASC 260 Earnings Per Share, which reflects the 100:1 conversion ratio of the Company’s Multiple Voting Shares into Subordinate Voting Shares. The following is a reconciliation for the calculation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator	(in thousands, except for share and per share data)
Continuing operations
Net income (loss) from continuing operations	$774	$(23,735)	$(401,228)	$(71,688)
Less: net loss attributable to non-controlling interest	(95)	(1,949)	(305)	(5,169)
Net income (loss) attributable to common shareholders	$869	$(21,786)	$(400,923)	$(66,519)
Discontinued operations
Net loss from discontinued operations, net of tax benefit (provision) of $0, $0, $597, and $(441), respectively, attributable to common shareholders	$—	$(5,049)	$(1,777)	$(6,966)
Net income (loss) attributable to common shareholders	$869	$(26,835)	$(402,700)	$(73,485)
Denominator
Weighted average number of common shares outstanding - Basic	192,937,617	191,278,321	192,733,447	191,202,586
Dilutive effect of securities outstanding	7,674,898	—	—	—
Weighted average number of common shares outstanding - Diluted (1)	200,612,515	191,278,321	192,733,447	191,202,586
Income (loss) per share - Continuing operations
Basic	$0.00	$(0.11)	$(2.08)	$(0.35)
Diluted	$0.00	$(0.11)	$(2.08)	$(0.35)
Loss per share - Discontinued operations
Basic and diluted	$—	$(0.03)	$(0.01)	$(0.04)
Net income (loss) per share attributable to common shareholders
Basic	$0.00	$(0.14)	$(2.09)	$(0.39)
Diluted	$0.00	$(0.14)	$(2.09)	$(0.39)

(1) Potentially dilutive securities representing 1.7 million and 12.8 million shares of subordinate voting shares for the three and nine months ended September 30, 2026, respectively, and 13.9 million for the three and nine months ended September 30, 2025, were excluded from the computation of diluted earnings per share as their effect would have been antidilutive.

As of September 30, 2026, there were approximately 170.6 million of the Company's Subordinate Voting Shares and Multiple Voting Shares issued and outstanding, which excluded 0.4 million fully vested RSUs that are not contractually issuable until the earlier of a defined triggering event or the award anniversary date, either December 1, 2030, December 1, 2031 or December 1, 2032.

NOTE 11. INCOME TAXES

The following table summarizes the Company's income tax expense and effective tax rate for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Income (loss) before provision for income taxes	$27,025	$29,301	$(331,151)	$88,532
Provision for income taxes	$26,251	$53,036	$70,077	$160,220
Effective tax rate	97%	181%	(21)%	181%

The Company has computed its provision for income taxes based on the actual effective tax rate for the period, taking into consideration the April 23, 2026 Internal Revenue Service press release and Department of Justice Final Order reclassifying medical cannabis as a Schedule III substance under the Controlled Substances Act, as the Company believes this is the best estimate for the annual effective tax rate. The Company is subject to income taxes in the United States and Canada.

The difference between the effective tax rate for the three months ended September 30, 2026 and the federal, state, and local combined tax rate of approximately 26% was primarily attributable to interest recognized on uncertain tax positions from prior years, which resulted in a tax effect of approximately $17.9 million. The primary remaining difference is due to disallowable expenses including a loss associated with the Harvest investment.

The difference between the effective tax rate for the three months ended September 30, 2025 and the federal, state, and local statutory tax rate of approximately 26% was primarily attributable to the recognition of $34.6 million of IRC Section 280E uncertain tax position liability as well as $13.8 million of interest recognized on uncertain tax positions. The primary remaining difference was due to nondeductible items.

The effective tax rate for the nine months ended September 30, 2026 was primarily impacted by the Company’s pre-tax loss, interest recognized on uncertain tax positions, and nondeductible expenses. The decrease in provision for income taxes was primarily driven by the Company not applying IRC Section 280E for the 2026 taxable year, where the prior period included the impact of IRC Section 280E.

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

The following table summarizes a reconciliation of the beginning and ending amount of unrecognized tax benefits for the periods presented:

	September 30, 2026
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$649,425	$808,631
Reductions based on tax positions related to the prior years	—	(8,912)
Reductions based on Deconsolidation Transaction	—	(150,119)
Reductions based on tax positions related to the current year	—	(175)
Additions based on tax positions related to the prior years	3	3
Balance, end of period	$649,428	$649,428

The following table summarizes a reconciliation of the beginning and ending amount of uncertain tax position liabilities, net for the periods presented:

	September 30, 2026
	Three Months Ended	Nine Months Ended

	(in thousands)
Balance, beginning of period	$598,187	$668,375
Reductions recognized as part of the Deconsolidation Transaction	—	(131,143)
Additions based on tax positions related to the prior years	3	2,042
Reclass tax payments on deposit	9,322	33,102
Interest recorded in income tax expense, net of reversals (1)	17,856	52,992
Balance, end of period (2) (3)	$625,368	$625,368

(1) Amounts represent interest related to uncertain tax positions recognized during the respective periods and recorded as a component of income tax expense in the Condensed Consolidated Statements of Operations. The Company records accrued interest associated with uncertain tax positions, including those related to Internal Revenue Code ("IRC") Section 280E. As outlined in "Part II, Item 1. Legal Proceedings", the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740 Income Taxes ("ASC 740").

(2)The Company has taken a position that IRC Section 280E does not preclude it from deducting ordinary and necessary business expenditures on its tax return. Of the $625.4 million in uncertain tax position liabilities, net, $610.0 million is related to this tax position. The amount does not include $55.8 million of previous tax payments for which the Company has claimed overpayment related to this tax position.

(3) The ending balance includes accrued interest of $104.8 million as of September 30, 2026. Of the $104.8 million in accrued interest, $100.9 million relates to the Company's IRC Section 280E tax position.

The Company accounts for income taxes in accordance with ASC 740 and has evaluated recent federal regulatory developments concluding that its income tax positions related to state‑licensed medical operations meet the more‑likely‑than‑not recognition threshold specific to the 2026 taxable year; accordingly, no uncertain tax positions were recorded for medical cannabis activities in the three and nine months ended September 30, 2026, as doing so would have caused the effective tax rate for the period to not be representative of the Company’s annual effective tax rate. The Company maintains its tax position based on legal interpretations that challenge the Company's tax liability under IRC Section 280E with regard to adult-use cannabis activities; however, such activities are not material to the Company’s condensed consolidated financial statements, and no uncertain tax positions were recorded for the current reporting period.

The Company recorded interest on uncertain tax positions totaling $17.9 million and $13.8 million for the three months ended September 30, 2026 and 2025, respectively, and $53.0 million and $35.3 million for the nine months ended September 30, 2026 and 2025, respectively, to the provision for income taxes on the condensed consolidated statements of operations, which was primarily related to the tax positions based on legal interpretations that challenge the Company's tax liability under IRC Section 280E.

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

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. As outlined in Part II, Item 1. Legal Proceedings, the Company believes its tax position is supportable and that it has substantive legal arguments. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740 for tax years prior to 2026. As a result, no reduction or elimination of the related uncertain tax position liability has been recognized as of September 30, 2026. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

NOTE 12. VARIABLE INTEREST ENTITIES

The Company has entered into certain agreements in several states with various entities related to the purchase and operation of cannabis dispensary, cultivation, and production licenses, and has determined these to be VIEs for which it is the primary beneficiary and/or holds a controlling voting equity position. The Company consolidated these variable interest entities through June 3, 2026. In connection with the Deconsolidation Transaction described in Note 5. Disposition, the Company ceased to be the primary beneficiary of certain of these entities and deconsolidated them. Accordingly, the entities are not included in the Company's condensed consolidated balance sheet as of September 30, 2026. The Company's condensed consolidated results of operations include the operating results of these entities through the deconsolidation date.

As of September 30, 2026, the Company has one remaining consolidated VIE of which it holds an ownership interest of 49%. The table below presents the summarized assets and liabilities of the Company's consolidated VIEs as of the dates indicated. Amounts related to VIEs deconsolidated in connection with the Deconsolidation Transaction are not included as of September 30, 2026. The balances presented include only the assets and liabilities of the consolidated VIEs and exclude intercompany balances and transactions eliminated in consolidation.

	September 30, 2026	December 31, 2025

	(in thousands)
Current assets:
Cash	$—	$2,373
Accounts receivable, net	—	2,961
Inventories	—	5,822
Prepaid expenses	76	406
Other current assets	—	122
Total current assets	76	11,684
Property and equipment, net	416	11,835
Intangible assets, net	—	1,857
Other assets	457	394
Total assets	$949	$25,770
Current liabilities:
Accounts payable and accrued liabilities	$—	$1,527
Total current liabilities	—	1,527
Total liabilities	$—	$1,527

NOTE 13. RELATED PARTIES

In 2023, the Company entered into an agreement to rent an asset from an entity that is directly owned in part by the Company’s Chief Executive Officer and Chair of the Board of Directors. The expense related to the use of this asset was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively, and recorded to selling, general, and administrative expenses on the condensed consolidated statements of operations.

The Company also leases a cultivation facility and corporate office facility from an entity that is indirectly owned by the Company's Chief Executive Officer and Chair of the Board of Directors, another member of the Board of Directors, and a former member of the Board of Directors.

The Company had the following related party operating leases on the condensed consolidated balance sheets, under ASC 842, as of:

	September 30, 2026	December 31, 2025

	(in thousands)
Right-of-use assets, net	$1,444	$446
Lease liabilities:
Lease liabilities - current portion	$67	$159
Lease liabilities	1,407	323
Total related parties lease liabilities	$1,474	$482

Lease expense recognized on operating leases with related parties for the three and nine months ended September 30, 2026 and 2025 are immaterial.

Pursuant to the MSA with Harvest, an affiliated VIE, the Company provides certain consulting, advisory, and administrative support services. The MSA provides for reimbursement of the Company’s costs incurred in providing such services plus a 5% margin, together with a fixed quarterly management fee. Revenue recognized under the MSA was approximately $4.9 million for the three months ended September 30, 2026, and $6.6 million for the nine months ended September 30, 2026, and is included within revenue in the condensed consolidated statements of operations. Management services receivables arising from these services were $21.3 million as of September 30, 2026 and are due within 15 days following quarter end. Transactions under the MSA are conducted pursuant to contractual terms approved by the parties and are intended to compensate the Company for services provided to Harvest. Each of the parties to the MSA has the ability to terminate the MSA at any time upon 90 days’ notice.

NOTE 14. DISCONTINUED OPERATIONS
As discussed in Note 5. Disposition, in connection with the Deconsolidation Transaction, all of the entities comprising the Company's historical discontinued operations were transferred to Harvest. Accordingly, the results of discontinued operations are included only through the Deconsolidation Transaction date, and no discontinued operations activity was recognized subsequent to June 3, 2026.
The following table summarizes the Company's loss from discontinued operations for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Expenses:
Operating expenses	$—	$763	$1,170	$2,275
Loss (gain) on disposal of assets	—	3,503	(7)	1,786
Total expenses	—	4,266	1,163	4,061
Loss from operations	—	(4,266)	(1,163)	(4,061)
Other expense:
Total other expense, net	—	(783)	(1,211)	(2,464)
Loss before income taxes	—	(5,049)	(2,374)	(6,525)
Benefit (provision) for income taxes	—	—	597	(441)
Net loss from discontinued operations, net of tax benefit (provision) of $0, $0, $597, and $(441), respectively, attributable to common shareholders	$—	$(5,049)	$(1,777)	$(6,966)

NOTE 15. SUBSEQUENT EVENTS

On October 7, 2026, the Company repaid in full certain of its mortgage notes payable related to a mortgage on a property owned by the Company located in Jefferson County, Florida, and as described in Note 8. Long-Term Borrowings, originally due January 1, 2028 with an outstanding principal balance of approximately $65.1 million. In connection with the repayment, the associated interest rate swap was terminated.

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

This discussion contains forward-looking statements and involves numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Quarterly Report and in “Part I, Item 1A. Risk Factors” in our 2025 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. You should read “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” contained herein and in our 2025 Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements” in “Part II. Other Information” of this Quarterly Report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this Quarterly Report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this Quarterly Report, and the risks discussed in "Item 1A, Risk Factors" of the 2025 Form 10-K and our other filings with the SEC.

Overview

Trulieve Cannabis Corp. was incorporated under the laws of the State of Delaware in August 2026 following a redomestication from the jurisdiction of the Province of British Columbia, Canada. The Company’s shares of Class A subordinate voting common stock (the "Subordinate Voting Shares") are listed for trading on the New York Stock Exchange ("NYSE") under the symbol “TRLV”.

Trulieve is a vertically integrated medical cannabis company and multi-state operator with operations in four states. Headquartered in Tallahassee, Florida, we are the largest medical cannabis retailer in the United States with over 200 dispensaries and 3.5 million square feet of cultivation and production capacity.

Following federal rescheduling of medical marijuana under the Controlled Substances Act (the “CSA”) from Schedule I to Schedule III in April 2026, we applied to register all of our state licensed medical operations with the Drug Enforcement Administration ("DEA") in Florida, Georgia, Pennsylvania, and West Virginia. As outlined in the rescheduling final order by the Department of Justice ("DOJ"), our state licensed operations are deemed federally lawful while application reviews are pending. In October 2026, the DEA published a list of all timely applications and all of the Company's applications were included. As part of the application process, the required DEA site inspections have been substantially completed. As of the date of this filing, we've received DEA registrations for substantially all of our dispensary locations.

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

As of September 30, 2026, we operated the following:

State	Number of Dispensaries	Number of Cultivation and Processing Facilities
Florida	170	5
Pennsylvania	21	3
West Virginia	10	1
Georgia	7	1
Total	208	10

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

In September 2026, the Company entered into a license agreement ("License Agreement") with Connected International, Inc. (“Connected”), which includes, among other things, exclusive rights to use genetics, trademarks and proprietary know-how to cultivate, manufacture, market, and commercialize Alien Labs and Connected branded products in Florida and Texas. The licenses granted are perpetual, irrevocable, royalty-free and fully paid-up, subject to the terms of the License Agreement. The License Agreement provides Trulieve with the right of first refusal for exclusive licensing rights in additional markets and supports the expansion of Connected brands through additional products and geographies. The Company anticipates this planned product and geographic expansion to drive immediate revenue growth in these markets. The Company plans to introduce Alien Labs and Connected branded products in Texas, subject to final licensure and regulatory approvals.

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

Harvest conducts mixed-use cannabis businesses in Arizona, Connecticut, Maryland, and Ohio. Harvest operates 34 Trulieve branded dispensaries in addition to cultivation and production capacity across these markets. Following the Deconsolidation Transaction, the Company accounts for its investment in Harvest under the equity method of accounting and no longer consolidates Harvest's assets, liabilities, results of operations, or cash flows.

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

Recent Developments

In October 2026, the Company fully repaid $65.1 million of its mortgage note payable secured by a property owned by the Company in Jefferson County, Florida, originally due January 1, 2028.

In October 2026, the DEA published a list of all timely applications and all of the Company's applications were included. As part of the application process, the required DEA site inspections have been substantially completed. As of the date of this filing, we've received DEA registrations for substantially all of our dispensary locations.

Critical Accounting Policies and Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results are described in our 2025 Form 10-K under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” During the nine months ended September 30, 2026, there were no significant changes to our previously disclosed critical accounting policies and estimates other than the addition of a critical accounting estimate related to the valuation of the Company's retained equity method investment in Harvest following the Deconsolidation Transaction. The fair value measurement required significant management judgment related to the selection of discount rates, projected EBITDA margins and marketability discounts, all of which represent significant unobservable inputs. See Note 6. Equity Method Investment for additional information.

Financial Review

Results of Continuing Operations

This section of this Form 10-Q generally describes and compares our results of continuing operations for the three and nine months ended September 30, 2026 and 2025.
Comparability of Results

As discussed in Note 5. Disposition, the Deconsolidation Transaction impacts the comparability of the Company's results of operations between periods. Accordingly, period-over-period comparisons may not be directly comparable and should be considered in conjunction with the discussion of the Deconsolidation Transaction in Note 5. Disposition and the Equity Method Investment disclosure in Note 6. Equity Method Investment.

The following table and discussion compares condensed consolidated statements of operations data for the quarter-to-date periods presented:

	Three Months Ended September 30,

	2026	2025	2026 vs. 2025

	(in thousands)
Statements of Operations Data	Amount	Amount	Amount Change	Percentage Change
Revenue	$230,215	$288,187	$(57,972)	(20)%
Cost of goods sold	82,195	118,330	(36,135)	(31)%
Gross profit	148,020	169,857	(21,837)	(13)%
Expenses:
Selling, general, and administrative	87,845	99,019	(11,174)	(11)%
Depreciation and amortization	17,707	29,456	(11,749)	(40)%
Gain on disposal or impairment of assets	(19)	(856)	837	98%
Total expenses	105,533	127,619	(22,086)	(17)%
Income from operations	42,487	42,238	249	1%
Other income (expense):
Interest expense, net	(11,975)	(16,086)	4,111	26%
Interest income	2,810	4,394	(1,584)	(36)%
Equity in net loss of Harvest	(6,432)	—	(6,432)	N/M
Other income (expense), net	135	(1,245)	1,380	111%
Total other expense, net	(15,462)	(12,937)	(2,525)	(20)%
Income before provision for income taxes	27,025	29,301	(2,276)	(8)%
Provision for income taxes	26,251	53,036	(26,785)	(51)%
Net income (loss) from continuing operations	774	(23,735)	24,509	103%
Net loss from discontinued operations, net of tax benefit (provision) $0 and $0, respectively	—	(5,049)	5,049	N/M
Net income (loss)	$774	$(28,784)	$29,558	103%

Percentage of Revenue	2026	2025
Cost of goods sold	35.7%	41.1%
Gross profit	64.3%	58.9%
Selling, general, and administrative	38.2%	34.4%

Revenue

Revenue for the three months ended September 30, 2026 was $230.2 million, a decrease of $58.0 million, from $288.2 million for the three months ended September 30, 2025. The decrease was primarily attributable to the Deconsolidation Transaction, which reduced current quarter consolidated revenue as compared to prior year quarter because Harvest's results were included in the prior year quarter but not in the current quarter. Excluding the impact of the Deconsolidation Transaction, revenue increased from the prior period driven primarily by revenue growth in Georgia and Pennsylvania.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the three months ended September 30, 2026 was $82.2 million, a decrease of $36.1 million from $118.3 million for the three months ended September 30, 2025. Cost of goods sold as a percentage of revenue was 35.7% for the three months ended September 30, 2026 as compared to 41.1% for the three months ended September 30, 2025. Gross profit for the three months ended September 30, 2026 was $148.0 million, a decrease of $21.8 million from $169.9 million for the three months ended September 30, 2025. Gross profit as a percentage of revenue was 64.3% for the three months ended September 30, 2026 as compared to 58.9% for the three months ended September 30, 2025. Cost of goods sold and gross profit decreased primarily as a result of the Deconsolidation Transaction. Gross profit as a percentage of revenue increased due to the remaining market mix as a result of the Deconsolidation Transaction. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General, and Administrative Expense

Selling, general, and administrative expense for the three months ended September 30, 2026 was $87.8 million, a decrease of $11.2 million from $99.0 million for the three months ended September 30, 2025. Selling, general, and administrative expense as a percentage of revenues was 38.2% for the three months ended September 30, 2026, compared to 34.4% for the three months ended September 30, 2025. Selling, general, and administrative expense decreased primarily as a result of the Deconsolidation Transaction. Selling, general, and administrative expense as a percentage of revenue increased primarily as a result of market mix, and lower revenue to absorb overhead and public company costs as a result of the Deconsolidation Transaction.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2026 was $17.7 million, a decrease of $11.7 million from $29.5 million for the three months ended September 30, 2025. The decrease is primarily attributable to the Deconsolidation Transaction.

Gain on disposal or impairment of assets

Gain on disposal or impairment of assets was less than $0.1 million for the three months ended September 30, 2026 compared to $0.9 million for the three months ended September 30, 2025.

Interest Expense, Net

Interest expense, net for the three months ended September 30, 2026 was $12.0 million, a decrease of $4.1 million from $16.1 million for the three months ended September 30, 2025. The decrease was primarily driven by a reduction in overall debt in the current period as compared to the prior period.

Interest Income

Interest income for the three months ended September 30, 2026 was $2.8 million, a decrease of $1.6 million from $4.4 million for the three months ended September 30, 2025.

Equity in net loss of Harvest

Equity in net loss of Harvest for the three months ended September 30, 2026 was $6.4 million and represents the Company's proportionate share of Harvest's net results following the June 3, 2026 Deconsolidation Transaction. Due to Harvest being accounted for under the equity method of accounting, the Company recognizes only its share of Harvest's net income or loss and no longer consolidates Harvest's revenue, operating expenses, assets, or liabilities.

Other Income (Expense), Net

Other income, net for the three months ended September 30, 2026 was $0.1 million, a change of $1.4 million from other expense of $1.2 million for the three months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes for the three months ended September 30, 2026 was $26.3 million, a decrease of $26.8 million from $53.0 million for the three months ended September 30, 2025. The provision for income taxes as a percentage of gross profit was 17.7% for the three months ended September 30, 2026, compared to 31.2% for the three months ended September 30, 2025. The decrease was primarily driven by the Company not applying IRC Section 280E for the 2026 taxable year, where the prior period provision included the impact of IRC Section 280E.

The following table and discussion compares condensed consolidated statements of operations data for the year-to-date periods presented:

	Nine Months Ended September 30,
	2026	2025	2026 vs. 2025

	(in thousands)
	Amount	Amount	Amount Change	Percentage Change
Revenue	$787,921	$888,033	$(100,112)	(11)%
Cost of goods sold	307,531	352,031	(44,500)	(13)%
Gross profit	480,390	536,002	(55,612)	(10)%
Expenses:
Selling, general, and administrative	294,507	318,907	(24,400)	(8)%
Depreciation and amortization	73,173	88,211	(15,038)	(17)%
Loss on disposal or impairment of assets	1,688	686	1,002	146%
Loss on Deconsolidation Transaction	403,333	—	403,333	N/M
Total expenses	772,701	407,804	364,897	89%
(Loss) income from operations	(292,311)	128,198	(420,509)	N/M
Other income (expense):
Interest expense, net	(38,056)	(48,774)	10,718	22%
Interest income	8,556	11,100	(2,544)	(23)%
Equity in net loss of Harvest	(9,721)	—	(9,721)	N/M
Other income (expense), net	381	(1,992)	2,373	119%
Total other expense, net	(38,840)	(39,666)	826	2%
(Loss) income before provision for income taxes	(331,151)	88,532	(419,683)	N/M
Provision for income taxes	70,077	160,220	(90,143)	(56)%
Net loss from continuing operations	(401,228)	(71,688)	329,540	N/M
Net loss from discontinued operations, net of tax benefit (provision) of $597 and $(441), respectively	(1,777)	(6,966)	(5,189)	(74)%
Net loss	$(403,005)	$(78,654)	$324,351	N/M

Percentage of Revenue	2026	2025
Cost of goods sold	39.0%	39.6%
Gross profit	61.0%	60.4%
Selling, general, and administrative	37.4%	35.9%

Revenue

Revenue for the nine months ended September 30, 2026 was $787.9 million, a decrease of $100.1 million from $888.0 million for the nine months ended September 30, 2025. The decrease was primarily driven by the Deconsolidation Transaction, which reduced the period of Harvest activity included in consolidated revenue during the current year. Excluding the impact of the Deconsolidation Transaction, revenue was also affected by continued pricing pressure in certain mature markets, partially offset by revenue growth in Georgia, and revenue growth in Ohio through the Deconsolidation Transaction date. Revenue trends improved sequentially through the third quarter of 2026 following a softer start to the year, partially reflecting the benefit of operational improvements implemented during the year.

Cost of Goods Sold and Gross Profit

Cost of goods sold for the nine months ended September 30, 2026 was $307.5 million, a decrease of $44.5 million from $352.0 million for the nine months ended September 30, 2025. Cost of goods as a percentage of revenues was 39.0% for the nine months ended September 30, 2026 compared to 39.6% for the nine months ended September 30, 2025. Gross profit for the nine months ended September 30, 2026 was $480.4 million, a decrease of $55.6 million from $536.0 million for the nine months ended September 30, 2025. Gross profit as a percentage of revenue was 61.0% for the nine months ended September 30, 2026 as compared to 60.4% for the nine months ended September 30, 2025. Cost of goods sold and gross profit decreased primarily as a result of the Deconsolidation Transaction; however, both remained generally consistent as a percentage of revenue compared to the prior-year period. Gross margin will continue to fluctuate quarter to quarter depending on product and market mix, inventory sell through, promotional activity and idle capacity costs.

Selling, General and Administrative Expense

Selling, general, and administrative expense for the nine months ended September 30, 2026 was $294.5 million, a decrease of $24.4 million from $318.9 million for the nine months ended September 30, 2025. Selling, general, and administrative expense as a percentage of revenue was 37.4% for the nine months ended September 30, 2026, compared to 35.9% for the nine months ended September 30, 2025. The decrease in the current period expenditures compared to the prior year period was primarily driven by the Deconsolidation Transaction and remained relatively flat as a percentage of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense for the nine months ended September 30, 2026 was $73.2 million, a decrease of $15.0 million from $88.2 million for the nine months ended September 30, 2025. The decrease is primarily attributable to the Deconsolidation Transaction.

Loss on disposal or impairment of assets

Loss on disposal or impairment of assets for the nine months ended September 30, 2026 was $1.7 million compared to $0.7 million for the nine months ended September 30, 2025.

Loss on Deconsolidation Transaction

Loss on deconsolidation transaction expense for the nine months ended September 30, 2026 was $403.3 million and was attributable to the Deconsolidation Transaction completed during the second quarter of 2026. The loss resulted primarily from the application of ASC 810, which required the Company to derecognize Harvest's net assets and measure its retained investment at fair value upon deconsolidation. As a result, the loss is primarily a non-cash accounting charge and is not indicative of the ongoing operating performance or cash-generating capacity of the underlying business. Further information regarding the transaction and the related loss is included in Note 5. Disposition.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2026 was $38.1 million, a decrease of $10.7 million from $48.8 million for the nine months ended September 30, 2025. The decrease was primarily driven by a reduction in overall debt in the current period as compared to the prior period.

Interest Income

    Interest income for the nine months ended September 30, 2026 was $8.6 million, a decrease of $2.5 million from $11.1 million for the nine months ended September 30, 2025.

Equity in net loss of Harvest

Equity in net loss of Harvest for the nine months ended September 30, 2026 was $9.7 million and represents the Company's proportionate share of Harvest's net results following the June 3, 2026 Deconsolidation Transaction. Due to Harvest being accounted for under the equity method of accounting, the Company recognizes only its share of Harvest's net income or loss and no longer consolidates Harvest's revenue, operating expenses, assets, or liabilities.

Other Income (Expense), Net

Other income, net for the nine months ended September 30, 2026 was $0.4 million, compared to other expense, net of $2.0 million for the nine months ended September 30, 2025.

Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 2026 was $70.1 million, a decrease of $90.1 million from $160.2 million for the nine months ended September 30, 2025. The provision for income taxes as a percentage of gross profit was 14.6% for the nine months ended September 30, 2026, compared to 29.9% for the nine months ended September 30, 2025. The decrease was primarily driven by the Company not applying IRC Section 280E for the 2026 taxable year, where the prior period included the impact of IRC Section 280E.

Management's Use of Non-GAAP Measures

Our management uses a financial measure that is not in accordance with generally accepted accounting principles in the U.S., or GAAP, in addition to financial measures in accordance with GAAP to evaluate our operating results. This non-GAAP financial measure should be considered supplemental to, and not a substitute for, our reported financial results prepared in accordance with GAAP. Adjusted EBITDA is a financial measure that is not defined under GAAP. Our management uses this non-GAAP financial measure and believes it enhances an investor’s understanding of our financial and operating performance from period to period because it excludes certain material non-cash items and certain other adjustments management believes are not reflective of our ongoing operations and performance. Adjusted EBITDA is not a measure of liquidity, cash generated by the Company, or cash available for discretionary expenditures.

EBITDA is calculated as net income (loss) attributable to common shareholders before net: interest expense, interest income, provision for income taxes, and depreciation and amortization. Adjusted EBITDA is calculated as net income (loss) attributable to common shareholders before net interest expense, interest income, provision for income taxes and depreciation and amortization, which is then adjusted for certain contributions, such as cash expenditures related to campaign and political initiatives, items that we do not believe represent the operations of the core business such as cash and non-cash acquisition, disposition and specified transaction costs and certain other cash and non-cash costs including major system changes, impairments and disposals of long-lived assets including goodwill, discontinued operations, share-based compensation, other income and expense items, equity in net loss of Harvest and loss on Deconsolidation Transaction. Some of the items added back to, or removed from, adjusted EBITDA have occurred in prior periods and may occur in future periods.

We report Adjusted EBITDA to help investors assess the operating performance of the Company’s business. The financial measure noted above is a metric that has been adjusted from the GAAP net income (loss) measure in an effort to provide readers with a normalized metric in making comparisons more meaningful across the cannabis industry as competitors commonly disclose similar performance measures; however, our calculation of Adjusted EBITDA may not be comparable to other similarly titled performance measures of other companies, as well as to remove items that may otherwise distort the GAAP net income (loss) measure.

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

Adjusted EBITDA

Adjusted EBITDA for the three months ended September 30, 2026 was $89.2 million, a decrease of $13.5 million from $102.7 million for the three months ended September 30, 2025, primarily driven by lower revenue primarily resulting from the Deconsolidation Transaction.

Adjusted EBITDA for the nine months ended September 30, 2026 was $287.6 million, a decrease of $34.9 million from $322.5 million for the nine months ended September 30, 2025, primarily driven by lower revenue primarily resulting from the Deconsolidation Transaction.

The following table presents a reconciliation of net income (loss) attributable to common shareholders (GAAP) to non-GAAP Adjusted EBITDA, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in thousands)
Net income (loss) attributable to common shareholders	$869	$(26,835)	$(402,700)	$(73,485)
Add (deduct) impact of:
Interest expense, net	11,975	16,086	38,056	48,774
Interest income	(2,810)	(4,394)	(8,556)	(11,100)
Provision for income taxes	26,251	53,036	70,077	160,220
Depreciation and amortization	17,707	29,456	73,173	88,211
Depreciation included in cost of goods sold	12,253	13,949	39,672	41,526
EBITDA (Non-GAAP)	66,245	81,298	(190,278)	254,146
(Gain) loss on disposal or impairment of assets	(19)	(856)	1,688	686
Campaign and political contributions	1,573	6,330	15,852	33,685
Acquisition, disposition and specified transaction costs	9,172	3,825	28,924	8,514
Share-based compensation	5,900	5,785	16,950	16,490
Other (income) expense, net	(135)	1,245	(381)	1,992
Equity in net loss of Harvest	6,432	—	9,721	—
Loss on Deconsolidation Transaction	—	—	403,333	—
Discontinued operations, net of tax, attributable to common shareholders	—	5,049	1,777	6,966
Total adjustments	22,923	21,378	477,864	68,333
Adjusted EBITDA (Non-GAAP)	$89,168	$102,676	$287,586	$322,479
Adjusted EBITDA (Non-GAAP) % of Revenue	38.7%	35.6%	36.5%	36.3%

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

As of September 30, 2026, cash and cash equivalents were $326.7 million. Although there can be no assurance regarding our future liquidity, we believe our existing cash balances will be sufficient to meet our anticipated cash requirements from the date of this Quarterly Report through at least the next 12 months. Any additional future requirements would likely be funded through the following sources of capital:

•Cash from ongoing operations,
•Debt or equity financings.

Cash Flows

The condensed consolidated statements of cash flows include continuing operations and discontinued operations. The table below highlights our cash flows for the periods presented:

	Nine Months Ended September 30,
	2026	2025

	(in thousands)
Net cash provided by operating activities	$183,268	$213,605
Net cash (used in) provided by investing activities	(156,787)	19,395
Net cash provided by (used in) financing activities	44,671	(15,105)
Net increase in cash and cash equivalents, and restricted cash	$71,152	$217,895

Cash Flows - Operating Activities

Net cash provided by operating activities was $183.3 million for the nine months ended September 30, 2026, a decrease of $30.3 million compared to $213.6 million of net cash provided by operating activities for the nine months ended September 30, 2025. The decrease was driven primarily by the decrease in revenue due to the deconsolidation of Harvest as compared to the prior period.

Cash Flows - Investing Activities

Net cash used in investing activities was $156.8 million for the nine months ended September 30, 2026, compared to the $19.4 million in net cash provided by investing activities for the nine months ended September 30, 2025. The change was primarily driven by certificates of deposit entered into in 2024 which matured in 2025 as well as cash transferred as part of the Deconsolidation Transaction in 2026 and cash used to acquire a trademark intangible asset.

Cash Flows - Financing Activities

Net cash provided by financing activities was $44.7 million for the nine months ended September 30, 2026, a change of $59.8 million, compared to $15.1 million net cash used in financing activities for the nine months ended September 30, 2025. The change was primarily driven by proceeds received from a debt issuance in the first quarter of 2026.

Balance Sheet Exposure

As of September 30, 2026 and December 31, 2025, substantially all of our condensed consolidated balance sheet is exposed to U.S. cannabis-related activities, and substantially all our revenue is from U.S. cannabis operations. On April 23, 2026, the DOJ announced the finalization of the rescheduling of medical marijuana under the CSA from Schedule I to Schedule III. As a result of the rescheduling, certain federal tax, regulatory, and research restrictions applicable to Schedule I substances no longer apply to medical marijuana. The DOJ announcement also provided state-legal medical marijuana businesses an expedited process for registration with the DEA. The Company has applied for DEA licenses in Florida, Pennsylvania, Georgia and West Virginia, with the expected effect that the Company’s operations in those medical-only states are federally legal. As of the date of this filing, we've received DEA registrations for substantially all of our dispensary locations. We believe our operations are in material compliance with all applicable federal, state and local laws, regulations, and licensing requirements in the states in which we operate.

Contractual Obligations

For information on our commitments for finance leases, financing arrangements, claims and litigation, contingencies, and other obligations, see Note 4. Supplementary Financial Information, Note 8. Long-Term Borrowings, and Note 11. Income Taxes in Part I. Item 1 of this Quarterly Report. Other than the $43.0 million decrease in our uncertain tax position liabilities, and the $3.1 million decrease in future minimum lease payments under non-cancellable finance leases, there were no other material changes to our contractual obligations as set forth in Part II Item 7 of our 2025 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on our management's evaluation with the participation of our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer have concluded that our "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•potential volatility in the valuation of our equity investment in Harvest;
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

In September 2025, the IRS issued Revenue Agent Reports proposing assessment of taxes, interest, and penalties for some of the Company's subsidiaries that were under audit. Trulieve has submitted protests to dispute those proposed liabilities before the IRS Independent Office of Appeals. Based on an analysis of the facts, information and circumstances available as of September 30, 2026, Trulieve believes that it is more likely than not that the Company will prevail in its position. However, management has concluded that the position does not yet meet the recognition threshold required by ASC 740. As a result, no reduction or elimination of the uncertain tax position liability related to tax years prior to 2026 has been recognized as of September 30, 2026. The proposed tax and interest amounts were previously included in the Company's uncertain tax position liabilities; however, the total penalty amount proposed by the IRS, approximately $38.1 million, is not included in the Company's uncertain tax position. The Company believes the proposed penalties are without merit and will contest them vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Plan of Arrangement (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 11, 2026)
3.1	Certificate of Domestication of Trulieve Cannabis Corp. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 11, 2026)
3.2	Certificate of Incorporation of Trulieve Cannabis Corp. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 11, 2026)
3.3	Bylaws of Trulieve Cannabis Corp. (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K, filed with the SEC on August 11, 2026)
10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 11, 2026)
31.1 *	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

TRULIEVE CANNABIS CORP.

Date: November 5, 2026	By:	/s/ Kim Rivers
Kim Rivers
Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Jan Reese
Jan Reese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)